Form 10QSB
period 1996-06-30
SELFCARE INC
filed 1996-09-19
CIK 915901

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 1996
                                                -------------

                                       OR

| | Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from __________________
              to ________________________


                         Commission file number 0-20871
                                                -------


                                 SELFCARE, INC.
      (Exact name of Small Business Issuer as specified in its charter)

              DELAWARE                                        04-3161276
   (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                         Identification No.)

                               200 PROSPECT STREET
                          WALTHAM, MASSACHUSETTS 02154
                    (Address of principal executive offices)

                                 (617) 647-3900
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes   X   No
                    ---      ---


     The number of shares outstanding of the registrant's Common Stock as of September 17, 1996 was 5,672,745.

     Transitional Small Business Disclosure Format (check one):

               Yes       No   X
                    ---      ---

                                 SELFCARE, INC.

                                   FORM 10-QSB

                  For the Quarterly Period Ended June 30, 1996

     This Form 10-QSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Operating Results" on page 13 of this Form 10-QSB.


                                TABLE OF CONTENTS

                                                                                          Page
                                                                                          ----

PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements:

     a) Consolidated Statement of Operations for the three months ended June
        30, 1996 and 1995 and the six months ended June 30, 1996 and 1995 .........

     b) Consolidated Balance Sheets as of June 30, 1996 and December 31, 1995 .....

     c) Consolidated Statements of Cash Flows for the six months ended June
        30, 1996 and 1995 .........................................................

     d) Notes to Consolidated Financial Statements ................................

Item 2  Management's Discussion and Analysis of Financial Condition and Results
        of Operations ...............................................................

PART 2. OTHER INFORMATION

ITEM 1. Legal Proceedings ...........................................................

ITEM 4. Submission of Matters to a Vote of Securityholders ..........................

ITEM 6. Exhibits and Reports on Form 8-K ............................................

SIGNATURES ..........................................................................

                                       (i)


PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL INFORMATION


                        SELFCARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)

                                               Three Months Ended June 30,     Six Months Ended June 30,
                                               ---------------------------    ---------------------------
                                                  1996            1995            1996            1995
                                               ----------     -----------     -----------     -----------

Net revenues                                   $2,828,127     $ 1,694,457    $  5,297,528     $ 3,030,433
Cost of sales                                   1,769,140       1,302,820       3,604,637       2,326,376
                                               ----------     -----------    ------------     -----------
     Gross profit                               1,058,987         391,637       1,692,891         704,057

Operating Expenses:
Research and development                        1,275,903         220,308       2,530,729         502,407
Selling, general and administrative             1,920,523       1,361,599       3,795,245       2,242,061
Noncash compensation charge                    (2,297,258)              -       3,365,483               -
                                               ----------     -----------    ------------     -----------
     Total operating expenses                     899,168       1,581,907       9,691,457       2,744,468

Operating income (loss)                           159,819      (1,190,270)     (7,998,566)     (2,040,411)
                                               ----------     -----------    ------------     -----------

Interest expense, including noncash
  interest (expense) and reversal thereof
  relating to issuance of warrants (Note 5)     2,465,182         (85,968)     (5,688,549)       (142,586)

Interest Income                                   104,697          11,801         123,466          11,801
                                               ----------     -----------    ------------     -----------

Loss before dividends and accretion on
  preferred stock of a subsidiary               2,729,698      (1,264,437)    (13,563,649)     (2,171,196)

Dividends and accretion on mandatorily
  redeemable preferred stock of
  a subsidiary                                    (23,124)              -         (46,101)              -
                                               ----------     -----------    ------------     -----------

     Net income (loss)                         $2,706,574     $(1,264,437)   $(13,609,750)    $(2,171,196)
                                               ==========     ===========    ============     ===========

Net income (loss) per common and
  common equivalent share                      $     0.44     $     (0.22)   $      (2.22)    $     (0.38)
                                               ==========     ===========    ============     ===========

Weighted average number of common
  and common equivalent shares
  outstanding                                   6,170,258       5,793,725       6,142,727       5,780,706
                                               ==========     ===========    ============     ===========






The accompanying notes are an integral part of these consolidated financial statements

                        SELFCARE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                        June 30,       December 31,
                                                                          1996            1995
                                                                      ------------    -------------
                                                                      (unaudited)

ASSETS
- ------

CURRENT ASSETS:
     Cash and cash equivalents                                        $  7,789,142     $  7,394,750
     Accounts receivable, net of allowance for doubtful accounts
       of $79,000 and $94,000 in 1996 and 1995, respectively             1,718,180        1,414,232
     Inventory                                                           1,575,135        1,193,114
     Prepaid expenses and other current assets                           1,027,101          305,043
                                                                      ------------     ------------

        Total current assets                                            12,109,558       10,307,139

PROPERTY AND EQUIPMENT (NET)                                             2,871,577        2,219,607
INVESTMENT IN ORGENICS                                                   1,000,000        1,000,000
DEFERRED STOCK OFFERING COSTS                                              936,007              -
OTHER ASSETS                                                               328,054          165,602
                                                                      ------------     ------------
        Total assets                                                  $ 17,245,196     $ 13,692,348
                                                                      ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
- ----------------------------------------------


CURRENT LIABILITIES:

     Accounts payable                                                 $  2,233,669     $  1,764,095
     Accrued expenses and other current liabilities                      2,756,151        1,665,368
     Current portion of convertible advance                              4,564,516        2,333,333
     Current portion of deferred revenue                                   226,667          226,667
                                                                      ------------     ------------
        Total current liabilities                                        9,781,003        5,989,463

DEFERRED REVENUE, LESS CURRENT PORTION                                   3,074,944        3,123,035
NOTES PAYABLE                                                            2,325,000        2,325,000
NOTES PAYABLE TO RELATED PARTIES                                           675,000          675,000
CONVERTIBLE ADVANCE, NET OF CURRENT PORTION                              9,129,032        4,666,667
CONVERTIBLE PAYABLE                                                            -            500,000
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                           11,712                -
COMMITMENTS AND CONTINGENCIES (NOTES 6 and 7)

MANDATORILY REDEEMABLE PREFERRED STOCK OF SUBSIDIARY                     1,666,557        1,643,580

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock
        Authorized - 5,000,000 shares
        Issued and outstanding - none                                            -                -
     Common stock, $.001 par value -
        Authorized - 40,000,000 shares
        Issued and outstanding - 4,193,345 and 4,057,924 shares in
        1996 and 1995 respectively                                           4,193            4,058
     Additional paid-in capital                                         18,818,906        9,553,220
     Deferred compensation                                                 (73,482)        (198,965)
     Less-Treasury stock, at cost, 15,600 shares in 1996 and 1995          (15,200)         (15,200)
     Accumulated deficit                                               (28,285,784)     (14,676,034)
     Cumulative translation adjustment                                     133,315          102,524
                                                                      ------------     ------------
        Total stockholders' (deficit)                                   (9,418,052)      (5,230,397)
                                                                      ------------     ------------
        Total liabilities and stockholders' (deficit)                 $ 17,245,196     $ 13,692,348
                                                                      ============     ============


The accompanying notes are an integral part of these consolidated financial statements

                         SELFCARE INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                     Six months ended June 30,
                                                                                   -----------------------------
                                                                                       1996            1995
                                                                                   -------------    ------------
                                                                                    (unaudited)      (unaudited)

Cash Flows From Operating Activities:
    Net loss                                                                       $(13,609,750)    $(2,171,196)
    Adjustments to reconcile net loss to net cash used in operating activities:
      Dividends and accretion of mandatorily redeemable preferred stock of a
        subsidiary                                                                       45,825               -
      Noncash interest expense related to issuance of warrants                        5,525,821               -
      Compensation expense related to issuance of common stock options                  125,483               -
      Compensation expense related to common stock options issued to the
        Company's Chief Executive Officer                                             3,240,000               -
      Amortization of deferred revenue                                                 (335,556)       (149,813)
      Depreciation and amortization                                                     402,329         284,958
      Changes in assets and liabilities:
        Accounts receivable                                                            (318,568)       (190,143)
        Inventory                                                                      (390,142)       (128,836)
        Prepaid and other current assets                                               (744,508)            610
        Accounts payable                                                                587,040         (77,496)
        Accrued expenses and other current liabilities                                  287,351         552,172
                                                                                   ------------     -----------
          Net cash used in operating activities                                      (5,184,675)     (1,879,744)
                                                                                   ------------     -----------

Cash Flows From Investing Activities:
      Purchases of property and equipment                                            (1,022,886)        (70,547)
      (Increase) decrease in deferred costs in connection with stock offering          (125,007)              -
      (Increase) decrease in other assets                                              (200,000)              -
                                                                                   ------------     -----------
        Net cash used in investing activities                                        (1,347,893)        (70,547)
                                                                                   ------------     -----------

Cash Flows From Financing Activities:
      Decrease in restricted cash                                                             -          39,346
      Proceeds from the receipt of capital grant                                        286,525               -
      Proceeds from the sales of property and equipment                                       -          36,019
      Net proceeds from issuance of common stock                                              -         102,883
      Net repayment of line of credit                                                   (31,638)       (977,728)
      Proceeds from issuance of notes payable                                         6,693,548       2,802,500
      Capital lease                                                                      11,712               -
      Proceeds from sales of preferred stock                                                  -       1,588,000
                                                                                   ------------     -----------
        Net cash provided by financing activities                                     6,960,147       3,591,020
                                                                                   ------------     -----------
    Effect of exchange rate changes on cash and cash equivalents                        (33,187)         31,264
                                                                                   ------------     -----------
Net increase in cash and cash equivalents                                               394,392       1,671,993
Cash and Cash Equivalents, beginning of period                                        7,394,750       1,762,108
                                                                                   ------------     -----------
Cash and Cash Equivalents, end of period                                           $  7,789,142     $ 3,434,101
                                                                                   ============     ===========

    Supplemental disclosures of cash flow information:
    Interest paid                                                                       158,975          52,835
    Income taxes paid                                                                    10,111               -

The accompanying notes are an integral part of these consolidated financial statements

                         SELFCARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)   Basis of Presentation of Financial Information

     The accompanying condensed financial statements of Selfcare, Inc. and its subsidiaries (the "Company") are condensed and unaudited. In the opinion of management, the unaudited, condensed, consolidated financial statements contain all adjustments considered normal and recurring, with the exception of the non-cash expenses (see Note 5), necessary for their fair presentation. These interim financial statements have been prepared in accordance with the instructions for Form 10-QSB and therefore do not include all information and footnotes necessary for a complete presentation of operations, financial position, and cash flows of the Company, in conformity with generally accepted accounting principles. The Company filed audited consolidated financial statements which included information and footnotes necessary for such presentation for the year ended December 31, 1995 on Form SB-2. These condensed, unaudited financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the period ended December 31, 1995 included on Form SB-2 filed with the Securities and Exchange Commission on July 23, 1996, as amended.

2)   Cash and Cash Equivalents

     The Company considers all highly liquid cash investments with maturities of three months or less at the date of acquisition to be cash equivalents. At June 30, 1996, the Company's cash equivalents consisted of United States treasury notes and money market funds. The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities.

3)   Inventories


     Inventories are comprised of the following:

                                          June 30, 1996             December 31, 1995
                                          -------------             -----------------

Raw materials                               $  798,593                   $  776,770
Work in-process                                311,876                      237,954
Finished goods                                 464,666                      178,390
                                            ----------                   ----------
                                            $1,575,135                   $1,193,114
                                            ==========                   ==========


4)   Property and Equipment

     Property and equipment, net consists of the following:

                                            June 30, 1996            December 31, 1995
                                            -------------            -----------------

Machinery and equipment                     $1,567,556                   $  990,455
Leasehold improvements                         695,200                      691,946
Laboratory equipment                           938,732                      715,347
Furniture and fixtures                         502,434                      295,775
Computer equipment                             147,329                      151,092
                                            ----------                   ----------
                                            $3,851,251                   $2,844,615
Less accumulated depreciation
   and amortization                            979,674                      625,008
                                            ----------                   ----------
                                            $2,871,577                   $2,219,607
                                            ==========                   ==========


5)   Non recurring, non-cash expenses

     On August 15, 1995, the Company entered into a stock option agreement (the "Agreement") with the Chief Executive Officer ("CEO") of the Company. Under the Agreement, the CEO received an option to acquire 520,000 shares of the Company's Common Stock. The option vested and became exercisable upon the completion of the Company's initial public offering on August 9, 1996. The exercise price of the option is $2.27 per share of Common Stock. Non-cash compensation expense for the three and six month periods ended June 30, 1996 were related to this option. In the quarter ended June 30, 1996, the Company reversed charges in the amount of $2,360,000 related to the aforementioned stock option due to a reduction in the fair market value of the related equity as compared to the estimated fair market value at March 31, 1996. For the six months ended June 30, 1996 the net non-cash compensation expense related to this stock option was $3,240,000.

     In 1995, the Company issued notes payable ("Cambridge Diagnostics Notes") and common stock warrants ("Cambridge Diagnostics Warrants") to individual investors for gross proceeds of $3,030,000. Of this amount, $3,000,000 represented the original principal amount of the Cambridge Diagnostics Notes, which bear interest at 10% and are due on March 31, 1998. The remaining $30,000 relates to Cambridge Diagnostics Warrants. The number of Cambridge Diagnostics Warrants is calculated as 69% of the net sales of Cambridge Diagnostics for the fiscal year preceding the repayment of the Cambridge Diagnostics Notes divided by $2.53. The Cambridge Diagnostics Warrants are fully exercisable, for no additional consideration, beginning on the date that the notes payable are repaid and expire 30 days after that date. The Company anticipates repaying these Cambridge Diagnostics Notes on or about December 31, 1996. Based on the formula described above, the warrants will be exercisable for 1,142,635 shares of the Company's Common Stock. In the three months ended June 30, 1996, the Company reversed $2.6 million of non-cash interest expense relating to the Cambridge Diagnostics Warrants. The reversal relates to the reduction in the fair market value of the related equity as compared to the estimated fair market value at March 31, 1996. For the six months ended June 30, 1996, the net non-cash interest expense relating to the aforementioned warrants was $5.5 million.

6)   Subsequent Event

     On August 6, 1996, the Company's Common Stock began trading on the American Stock Exchange after an initial public offering of 1,300,000 shares at a price of $8.50 per share. The proceeds from the offering were $10,276,500 after deducting the underwriters' commission. In September 1996, the underwriters exercised their option to purchase an additional 195,000 shares of Common Stock at the same price. The proceeds from their purchase of the 195,000 shares, after deducting commissions, was $1,541,475. The Company estimates that the expenses relating to the offering will total approximately $1.3 million. Thus, the net proceeds from the offering will be approximately $10.5 million.

7)   LifeScan Alliance

        The Company is currently engaged in an alliance with LifeScan, Inc., ("LifeScan") a subsidiary of Johnson and Johnson. The terms of the alliance with LifeScan ("LifeScan Alliance") contemplate that the Company will manufacture and LifeScan will distribute a proprietary electrochemical blood glucose monitoring system for the management of diabetes. On September 17, 1996, the Company announced that it received notification of FDA clearance for its proprietary electrochemical blood glucose monitoring system. This clearance satisfies a key requirement in the LifeScan Alliance. The September 17, 1996 announcement also stated that Selfcare and LifeScan are currently finalizing certain amendments to the previously agreed form of distribution agreement and anticipate entering into a revised form of distribution agreement soon for an advanced version of the system. The announcement also stated that, subject to conclusion of such distribution agreement and satisfaction of certain conditions relating to patent matters, an affiliate of Johnson & Johnson will convert its existing loans into Common Stock of the Company and LifeScan will pay the Company a $7 million success fee, and that Selfcare currently believes that it can receive FDA clearance for the advanced version of the system and commence shipments as early as the first half of 1997. However, no assurance can be given that these events will occur or will not be delayed.

8)   Investment in Orgenics

     The Company plans to expand its research, manufacturing, and marketing capabilities for infectious disease diagnostic products by acquiring the capital stock of Orgenics, Ltd ("Orgenics"), an Israeli company, on or prior to August 7, 1997. The Company is currently offering to purchase for cash up to $3.0 million of the common stock of Orgenics and Orgenics International Holding, B.V. ("OIH") from their stockholders. OIH's primary asset is stock of Orgenics. If more than $3.0 million of Orgenics and OIH stock is tendered, Selfcare may, but is not obligated to, purchase additional shares. Selfcare has agreed that if it purchases at least $3.0 million of stock pursuant to its current offer, it will also convert into Orgenics stock the existing non-interest bearing convertible debenture which Selfcare holds. If Selfcare were to purchase $3.0 million of stock and convert the debenture, Selfcare would then own, either directly or indirectly through a minority interest in OIH, approximately 35% of Orgenics' outstanding stock. In addition, Selfcare and the stockholders of Orgenics and OIH have existing agreements which under certain circumstances give Selfcare the right to purchase, or the stockholders the right to sell, all of their remaining shares to Selfcare at formula prices dependent on Orgenics revenues and a multiplier which increases over time. Selfcare believes that it is likely that it will acquire at least some of such shares, if they are not acquired in the Company's current offer, pursuant to such agreements by August 7, 1997.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Selfcare, Inc. (the "Company") is engaged in the development, manufacture, and marketing of self-test diagnostic products for the diabetes, women's health and infectious disease markets. The Company's existing and planned products are targeted at the two largest existing markets for self-care diagnostics, diabetes management and women's health, as well as the emerging market for self tests for infectious diseases and agents, including human immunodeficiency viruses ("HIV"). An important part of the Company's business strategy is to enter into strategic alliances, joint ventures and licensing arrangements with third parties, primarily medical products companies, for the development, manufacture, and distribution of certain products. The Company is also pursuing a strategy of selective acquisitions of companies, assets and technologies which it believes will enhance its ability to deliver innovative diagnostic products to the marketplace at a low cost. The Company has completed two such transactions, the acquisition of Cambridge Diagnostics Ltd. ("Cambridge Diagnostics") and the Company's investment in Inverness Medical Ltd.

     In addition, the Company is currently engaged in an alliance with LifeScan, Inc., ("LifeScan") a subsidiary of Johnson and Johnson. The terms of the alliance with LifeScan ("LifeScan Alliance") contemplate that the Company will manufacture and LifeScan will distribute a proprietary electrochemical blood glucose monitoring system for the management of diabetes. On September 17, 1996, the Company announced that it received notification of FDA clearance for its proprietary electrochemical blood glucose monitoring system. This clearance satisfies a key requirement in the LifeScan Alliance. The September 17, 1996 announcement also stated that Selfcare and LifeScan are currently finalizing certain amendments to the previously agreed form of distribution agreement and anticipate entering into a revised form of distribution agreement soon for an advanced version of the system. The announcement also stated that, subject to conclusion of such distribution agreement and satisfaction of certain conditions relating to patent matters, an affiliate of Johnson & Johnson will convert its existing loans into Common Stock of the Company and LifeScan will pay the Company a $7 million success fee, and that Selfcare currently believes that it can receive FDA clearance for the advanced version of the system and commence shipments as early as the first half of 1997. However, no assurance can be given that these events will occur or will not be delayed.

     The Company also plans to expand its research, manufacturing, and marketing capabilities for infectious disease diagnostic products by acquiring the capital stock of Orgenics, Ltd ("Orgenics"), an Israeli company, on or prior to August 7, 1997. The Company is currently offering to purchase for cash up to $3.0 million of the common stock of Orgenics and Orgenics International Holding, B.V. ("OIH") from their stockholders. OIH's primary asset is stock of Orgenics. If more than $3.0 million of Orgenics and OIH stock is tendered, Selfcare may, but is not obligated to, purchase additional shares. Selfcare has agreed that if it purchases at least $3.0 million of stock pursuant to its current offer, it will also convert into Orgenics stock the existing non-interest bearing convertible debenture which Selfcare holds. If Selfcare were to purchase $3.0 million of stock and convert the debenture, Selfcare would then own, either directly or indirectly through a minority interest in OIH, approximately 35% of Orgenics' outstanding stock. In addition, Selfcare and the stockholders of Orgenics and OIH have existing agreements which under certain circumstances give Selfcare the right to purchase, or the stockholders the right to sell, all of their remaining shares to Selfcare at formula prices dependent on Orgenics revenues and a multiplier which increases over time. Selfcare believes that it is likely that it will acquire at least some of such shares, if they are not acquired in the Company's current offer, pursuant to such agreements by August 7, 1997.

     The Company's results of operations for the three months and six months ended June 30, 1996 include certain significant non-cash charges which became final upon the consummation of Company's public stock offering. In the quarter ended June 30, 1996, the Company reversed non-cash compensation expense of $2,360,000 relating to options granted to the Company's Chief Executive Officer. For the six months ended June 30, 1996, the total non-cash charge for compensation relating to such options was $3,240,000. The Company has reversed $2,592,903 of non-cash interest expense relating to warrants granted to noteholders in connection with the acquisition of Cambridge Diagnostics. The total non-cash interest expense, relating to warrants granted to noteholders in connection with the acquisition of Cambridge Diagnostics, recorded in the six months ended June 30, 1996 was $5,525,821.

RESULTS OF OPERATIONS


     As an aid to understanding Selfcare Inc.'s operating results, the following table shows the results of operations as a percentage of revenues.


                                                                    Percentage of net revenues for the
                                                       ----------------------------------------------------------
                                                       three months ended June 30,      six months ended June 30,
                                                         1996             1995             1996            1995
                                                         ----             ----             ----            ----
Revenues                                                 100%             100%             100%             100%
Gross profit                                              37               23               32               23
Research and development expenses                         45               13               48               17
Selling, general, and administrative expenses             68               80               72               74
Compensation charge                                      (81)               -               63                -
Total operating expenses                                  32               93              183               91
Interest and other income (expense)                       91               (5)            (106)              (4)
Net income                                                96              (75)            (257)             (72)


     Net Revenues. Net revenues increased $1.1 million, or 67%, to $2.8 million in the quarter ended June 30, 1996 from $1.7 million in the same quarter last year. Net revenues for the six months ended June 30, 1996 increased $2.3 million or 75% to $5.3 million from $3.0 million in the corresponding period in 1995. The increase was primarily due to increased demand in the United States for the Company's pregnancy and ovulation prediction products. Revenues for the Company's U.S. operations in the quarter ended June 30, 1996 increased $825,000 or 158% to $1.3 million in the quarter ended June 30, 1996 from $523,000 in the quarter ended June 30, 1995. For the six months ended June 30, 1996 revenues from U.S. operations were $2.7 million, an increase of $1.7 million or 187% from net revenues of $935,000 in the six months ended June 30, 1995.

     International revenues (sales by the Company's foreign subsidiaries) increased by $309,000 or 26% in the quarter ended June 30, 1996 to $1.5 million in the three months ended June 30, 1996 from $1.2 million in the three months ended June 30, 1995. International revenues for the six months ended June 30, 1996 was $2.6 million, an increase of approximately $525,000 or 25% from net revenues of $2.1 million for the six months ended June 30, 1995. Approximately $349,000 of the 1996 international revenue was attributable to the amortization of deferred revenue relating to certain development and capital grants relating to the Company's facility in Inverness, Scotland.

     Gross profit. Gross profit increased $667,000 or 170% in the quarter ended June 30, 1996 to $1.1 million from $392,000 in the same quarter in 1995. Gross profit as a percentage of net revenues increased to 37% of net revenues in the three months ended June 30, 1996 from 23% of net revenues in the same quarter last year. Gross profit for the six months ended June 30, 1996 increased $1.0 million or 140% to $1.7 million from $704,000 in the six months ended June 30, 1995. Gross profit as a percentage of net revenues increased to 32% for the six months ended June 30, 1996 from 23% in the same period a year ago.

     The increase in gross profits was primarily due to increased net revenues, in particular from higher margin products, and reduced cost of sales resulting from volume purchase discounts provided to the Company by certain suppliers. The increase in gross margins was derived primarily from sales of pregnancy and ovulation prediction products.

     Research and Development Expense. Research and development expenses increased by $1.1 million or 479% to $1.3 million for the three months ended June 30, 1996 from $220,000 in the three months ended June 30, 1995. Research and development expenses for the 6 months ended June 30, 1996 increased $2.0 million or 404% to $2.5 million from $502,000 in the corresponding period in 1995. The increase was primarily due to the development of the Company's New System and generic electrochemical blood glucose test strips for the management of diabetes. These development activities accounted for $861,000 and $1.6 million of the increases in the three and six month periods ended June 30, 1996. In addition, the Company continues to allocate research and development resources in the areas of women's health products and infectious diseases, principally those related to the detection of HIV. The Company expects to continue to spend significant amounts on research and development throughout 1996 and 1997.

     Selling, General, and Administrative Expense. Selling, general, and administrative expense increased $559,000 or 41% to $1.9 million for the three months ended June 30, 1996 from $1.4 million for the three months ended June 30, 1995. Selling, general, and administrative expense for the six months ended June 30, 1996 increased $1.6 million or 69% to $3.8 million from $2.2 million in the corresponding period in 1995. The increase was primarily attributable to expansion of the Company's marketing efforts in the United States and Europe, and the hiring of additional staff to support the Company's operations. Selling, general, and administrative expense, as a percentage of net revenues, decreased during 1996 as compared the same periods in 1995. Selling, general, and administrative expense were 68% and 72% of net revenues for the three and six month periods ended June 30, 1996 compared to 80% and 74% for the three and six month periods ended June 30, 1995.

     Non-Cash Compensation Expense. Substantially all of the non-cash compensation expense for the three and six months ended June 30, 1996 related to an option granted to the Company's Chief Executive Officer. In the quarter ended June 30, 1996, the Company reversed charges in the amount of $2,360,000 related to the aforementioned stock option due to a reduction in the fair market value of the related equity as compared to the estimated fair market value at March 31, 1996. For the six months ended June 30, 1996 the non-cash compensation expense related to this stock option was $3,240,000. The remaining $62,742 and $125,483 of non-cash compensation expense for the three and six months ended June 30, 1996 respectively, relates to the amortization of deferred compensation pertaining to the grant of certain stock options to employees.

     Interest and Other Income (Expense). The Company reversed $2.6 million of non-cash interest expense relating to warrants granted in November, 1994. The reversal relates to the reduction in the fair market value of the related equity as compared to the estimated fair market value at March 31, 1996. For the six months ended June 30, 1996, the non-cash interest expense relating to the aforementioned warrants was $5.5 million. Excluding the non-cash interest expense relating to the warrants, the interest expense was $128,000 and $163,000 for the three and six month periods ended June 30, 1996 as compared to $86,000 and $143,000 for three and six month periods ended June 30, 1995. Interest income increased by $93,000 and $112,000 for the three and six months ended June 30, 1996 as compared to the same period last year, primarily due to larger cash balances. The Company's subsidiary in Inverness, Scotland accrued $23,000 and $46,000 for the three and six months ended June 30, 1996, representing a 6% dividend on cumulative redeemable preference shares held by Inverness & Nairn Local Enterprise Company.

     Foreign Currency Transactions. Fluctuations in foreign currency did not significantly impact revenue performance measured in U.S. dollars for the three and six months June 30, 1996. Substantially all sales are paid in the functional currency of the selling entity.

     Net Profit (Loss). Net profit for the three months ended June 30, 1996 was approximately $2.7 million or $0.44 per common and common equivalent share. Excluding the net effect of the previously described reversal of non-cash interest expense of $2.6 million and non-cash compensation expense of $2.3 million, results in a net loss of $2.2 million or ($0.36) per common and common equivalant share as compared to $1.3 million or ($0.22) per common and common equivalent share for the three months ended June 30, 1995. The net loss for the six months ended June 30, 1996 was approximately $13.6 million or ($2.22) per common and common equivalent share. Excluding the previously described non-cash interest expense of $5.5 million and non-cash compensation expense of $3.4 million, results in a net loss of $4.8 million or ($0.79) per common and common equivelent share as compared to $2.2 million or ($0.38) per common and common equivalent share for the six months ended June 30, 1995. These losses reflect increased spending on research and development as well as expansion of the Company's sales and marketing efforts and the hiring of additional staff to support the Company's operations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations primarily through the funds it has received in connection with the private placements of debt and equity securities, a bank line of credit, capital lease obligations, cash from product sales and grants from government development agencies. The Company received $7.0 million from Johnson & Johnson Development Corporation ("JJDC"), an affiliate of LifeScan, in November 1995 and another $6.7 million in May 1996 in connection with the Company's filing of the Section 510(k) Notification with respect to the proprietary electrochemical blood glucose monitoring system it is developing for LifeScan, and the acceptance for the filing by the U.S. Food and Drug Administration ("FDA") on May 21, 1996 of such notification.

     As disclosed in the Company's September 17, 1996 announcement referred to above, subject to conclusion of a revised distribution agreement with LifeScan with respect to an advanced version of the Company's electrochemical blood glucose monitoring system and satisfaction of certain conditions relating to patent matters, JJDC will convert its existing loans into Common Stock of the Company, and LifeScan will pay the Company a $7.0 million success fee. The Company currently believes that it can receive FDA clearance for the advanced version of the system and commence shipments as early as the first half of 1997. However, no assurance can be given that these events will occur or will not be delayed. Commencing on September 20, 1996, and at any time prior to such time as (i) Selfcare has satisfied certain conditions relating to patent matters under the exiting terms of the LifeScan alliance or (ii) Selfcare has entered into the revised form of distribution agreement with LifeScan, JJDC may require the Company to repay the amounts advanced over a three-year period.

     The Company financed a portion of the acquisition of Cambridge Diagnostics in 1994 by utilizing a bank line of credit. In 1995, the Company paid the outstanding balance on the line of credit in full with a portion of the proceeds of the issuance of promissory notes and warrants to purchase Common Stock totaling approximately $3.0 million. In order for the Company to obtain approval for listing of the Common Stock on the American Stock Exchange, the Company has entered into agreements with holders of approximately $2.75 million in principal amount of such notes. Pursuant to such agreements, the principal amount of the notes will be automatically converted into shares of Common Stock if the Company's stockholders' equity as of November 30, 1996 is determined to be less than $4.0 million. If such notes are not converted, the Company will repay such notes on or about December 31, 1996.

     The Company received $1.6 million in June 1995 from an investment by Highlands and Islands Enterprise ("HIE"), a development agency funded by the government of the United Kingdom, in redeemable preferred stock of Inverness Medical Ltd. to finance a portion of the start-up costs relating to the facility in Inverness, Scotland. In addition, the Company received $2.5 million in deferred grants from the HIE.

     In March 1996, the Company entered into an agreement with Princeton BioMeditech Corporation ("Princeton"), pursuant to which the Company will provide a $500,000 investment to finance Princeton's production of certain products and will purchase certain minimum amounts of those products over the course of three years. The Company paid $250,000 of the above mentioned $500,000 investment in August 1995 and the Company plans to pay the remaining $250,000 in the fourth quarter of 1996. The aggregate minimum amount of such purchases over the course of the three-year period will be $6.9 million

     At June 30, 1996, the Company had cash and cash equivalents of $7.8 million, a $394,000 increase from December 31, 1995. This was primarily due to the aforementioned advance from JJDC. Cash used for operations in the six months ended June 30, 1996 was $5.2 million due largely to net losses of $13.6 million in the six months ended June 30, 1996. However, the net loss for the six months ended June 30, 1996 consisted of $9.0 million of non-cash items. The largest non-cash expenses were the interest charge of $5.5 million related to warrants issued to the noteholders in connection with the acquisition of Cambridge Diagnostics and the compensation expense of $3.2 million related to an option granted to the Company's Chief Executive Officer. In addition, in the six months ended June 30, 1996, the Company recognized $125,000 of non-cash compensation expense relating to the amortization of deferred compensation pertaining to the grant of certain stock options to employees and dividends and dividends and accretion on mandatorily redeemable preferred stock of a subsidiary of the Company in the amount of $46,000. None of the above mentioned non-cash items were applicable to the six months ended June 30, 1995. The Company also recognized depreciation and amortization of property and equipment and other assets amounting to $402,000 for the six months ended June 30, 1996 compared to $285,000 for the same six month period in 1995. The Company recognized $336,000 of deferred revenue in the six months ended June 30, 1996 and $150,000 for the six months ended June 30, 1995. Of these amounts, $113,000 related to the amortization of revenue relating to the 1993 sale of the Company's core immunoassay technology to USB '93 Technology Associates Limited Partnership. The remaining $223,000 and $37,000 in the periods ended June 30, 1996 and June 30, 1995 respectively related to deferred revenue of certain grants. Other uses of cash in operating activities included an increased funding of accounts receivable of $319,000 reflecting the Company's increase in sales. The Company also used $390,000 of cash to increase inventories to support increased demand for the Company's products. Prepaid and other current assets increased $745,000 due primarily to deposits on equipment in the amount of $642,000 at the Company's facility in Inverness, Scotland. Cash was provided for operations in part by an increase in accounts payable, accrued expenses, and other current liabilities of $874,000.

     During the six months ended June 30, 1996, the Company used $1.3 million for investment activities. The Company purchased property and equipment for $1.0 million. Approximately $687,000 of the purchased property and equipment was for the facility in Inverness, Scotland. Also, during the six months ended June 30, 1996, the Company paid $125,000 in expenses relating to the Company's offering of Common Stock which was consummated in August 1996. In addition, the Company provided guarantees of $200,000 in the form of letters of credit on the debt of Orgenics' French subsidiary to two French banks.

     Financing activities provided approximately $7.0 million in the six months ended June 30, 1996. The most significant financing activity was the $6.7 million advance from JJDC. The Company also received a capital grant of approximately $286,000 from Inverness & Nairn Local Enterprise Company, a party related to Highlands and Islands Enterprise ("HIE"), for equipment in the facility in Inverness, Scotland for the future manufacture of glucose strips.

     Subsequent to the period ended June 30, 1996 which is being reported, the Company offered $1,300,000 shares of its Common Stock to the public at a price of $8.50 per share. On August 6, 1996, the Company began trading on the American Stock Exchange. In September 1996, the underwriters exercised their option to purchase an additional 195,000 shares of Common Stock at the same price. The total net proceeds from the offering were $10.5 million after deducting the underwriters' commission and estimated expenses of $1.3 million.

     The Company intends to invest substantially in development, property and equipment at its facility in Inverness, Scotland so that it can manufacture glucose strips for the diabetes market in connection with the LifeScan Alliance. The Company believes that funds received to date in connection with the LifeScan Alliance and the net proceeds from the offering of the Company's Common Stock will be sufficient to provide adequate working capital and funds necessary for anticipated capital expenditures for at least the next 12 months. The Company currently plans to continue its research and development of new technologies and pursue the acquisition of new products and technologies, whether through licensing arrangements, business acquisitions, or otherwise. The Company anticipates that it will be required to raise substantial additional funds for such projects or strategies. There can be no assurance that any such additional capital will be available on terms acceptable to the Company, or at all.

     The Company anticipates that it will consummate the acquisition of Orgenics ("Orgenics Acquisition") on or prior to August 7, 1997 by acquiring direct or indirect control of substantially all of the share capital of Orgenics. The Company is currently offering to purchase for cash up to $3.0 million of Orgenics and OIH stock. Thereafter, the Company expects to acquire the remaining shares in Orgenics and OIH pursuant to the option agreements entered into with the shareholders of Orgenics and OIH. The purchase price for such shares pursuant to the option agreements is based on a formula contained in the option agreements which provides for potential increases in the total consideration which may be payable in connection with the Orgenics Acquisition, depending upon when the Orgenics Acquisition is consummated, and provides the Orgenics shareholders the ability to elect to receive their consideration in cash and/or Common Stock. No assurance can be given as to when the Orgenics Acquisition will be consummated, if at all, or that the consideration which is required to be paid in connection with such acquisition will not have materially increased at the time of such consummation. In addition, the Company expects that it may be required to obtain additional financing in order to pay the cash portion of the consideration payable pursuant to the option agreements. The inability to fund such payment of such cash portion would have a material adverse affect on the Company.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

     This Form 10-QSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Factors that might cause such a difference include those discussed below, as well as those factors set forth under "Risk Factors" beginning on page 8 of the Company's registration statement on Form SB-2 filed with the Securities and Exchange Commission on July 23, 1996, as amended.

     The Company's future results of operations depend to a substantial degree on the successful consummation of the LifeScan Alliance and on LifeScan's ability to market and sell the Company's proprietary electrochemical blood glucose monitoring system. There can be no assurance that the LifeScan Alliance will be consummated or, if consummated, that it will be profitable for the Company. If the LifeScan Alliance is not consummated, the Company will be required to find alternative means for marketing and selling such system, either by entering into a similar arrangement with another strategic partner, by marketing and selling such system itself, or otherwise. In any such case, the Company may experience substantial delays and costs. No assurance can be given that the Company would be able to find an acceptable alternative means of marketing and selling its electrochemical blood glucose monitoring system, or if such an alternative means was found, that it would be successful.

     The Company is at an early stage in its development. With the exception of certain professional diagnostic products for infectious diseases and its women's health products produced by third-party manufacturers, all of the Company's products are in various stages of research and development, and the Company has generated no revenue from the commercialization of these products under development. Many of the Company's products will require substantial additional development, pre-clinical and clinical testing and investment prior to their commercialization. There can be no assurance that the Company's research and development efforts will be successful, that any of the Company's products under development will prove to be safe or effective in clinical trials, that the Company will be able to obtain regulatory approval to market any of its products, that any of its products can be manufactured at acceptable cost and with appropriate quality, or that any of its products, if and when approved, can be successfully marketed.

     The Company's research, development and clinical programs, as well as its manufacturing and marketing operations, are subject to extensive regulation by numerous governmental authorities in the United States and other countries. Most of the Company's products require governmental approvals for commercialization that have not yet been obtained and are not expected to be obtained for several years. Pre-clinical and clinical trials and manufacturing and marketing of many of the Company's products will be subject to the rigorous testing and approval process of the FDA and corresponding foreign regulatory authorities. The regulatory process, which includes pre-clinical and clinical testing of many of the Company's products to establish their safety and efficacy, can take many years and require the expenditure of substantial financial and other resources. Data obtained from pre-clinical and clinical activities are susceptible to varying interpretations that could delay, limit or prevent regulatory approval. In addition, delays or rejection may be encountered based upon changes in, or additions to, regulatory policies for device and test approval during the period of product development and regulatory review. Delays in obtaining such approvals could adversely affect the marketing of products developed by the Company and the Company's ability to generate commercial product revenues.

     The medical products industry, including the diagnostic testing industry, places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes, and the Company's success will depend, in part, on its ability to obtain patent protection for its products and manufacturing processes, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties.

     The Company holds certain patent rights, has certain patent applications pending, and expects to seek additional patents in the future, but there can be no assurance as to its success or timeliness in obtaining any such patents or as to the breadth or degree of protection that any such patents will afford the Company. The Company could incur substantial costs in defending itself against patent infringement claims or in asserting such claims against others. If the outcome of any such litigation is adverse to the Company, the Company's business could be materially adversely affected. To determine the priority of inventions, the Company may also have to participate in interference proceedings declared by the U.S. Patent and Trademark Office, which could also result in substantial costs to the Company.

     In addition, the Company may be required to obtain licenses to patents or other proprietary rights of third parties to market its products. No assurance can be given that licenses required under any such patents or proprietary rights would be made available on terms acceptable to the Company, if at all. If the Company does not obtain such licenses, it could encounter delays in product market introductions while it attempts to design around such patents or other rights, or be unable to develop, manufacture or sell such products in certain countries or at all.

     The medical products industry, including the diagnostic testing industry, is rapidly evolving and developments are expected to continue at a rapid pace. Competition in this industry is intense and expected to increase as new products and technologies become available and new competitors enter the market. The Company's competitors in the United States and abroad are numerous and include, among others, diagnostic testing and medical products companies, universities and other research institutions. The Company's success depends upon developing and maintaining a competitive position in the development of products and technologies in its area of focus. The Company's competitors may also succeed in developing technologies and products that are more effective than any that have been or are being developed by the Company or that render the Company's technologies or products obsolete or noncompetitive. The Company's competitors may also succeed in obtaining patent protection or other intellectual property rights that would prevent the Company from developing its potential products, or in obtaining regulatory approval for the commercialization of their products more rapidly or effectively than the Company. Finally, many of the Company's existing or potential competitors have or may have substantially greater research and development capabilities, clinical, manufacturing, regulatory and marketing experience and financial and managerial resources than the Company.

     The Company is also aware of several of its competitors who are attempting to develop a non-invasive blood glucose monitoring technology. The development and successful introduction of any such products could have a material adverse effect on the Company's business, financial condition and results of operations.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     From time to time, the Company may be exposed to litigation arising out of its products and operations. The Company is not engaged in any legal proceedings which are expected individually or in the aggregate to have a material adverse effect on the Company's financial condition or results of operations.

     Pasteur Sanofi Diagnostics licensed the Pasteur HIV Technology to Cambridge Biotech and its affiliates, including Cambridge Affiliate, relating to patents and proprietary rights underlying the Company's HIV-related products. The licenses of the Pasteur HIV Technologies to Cambridge Biotech are non-exclusive and cover diagnostic test kits in finished form embodying the Pasteur HIV Technologies. The territorial scope of the licenses is worldwide, with the exception of exclusive rights which Pasteur Sanofi Diagnostics asserted to have granted in the Pasteur HIV Technologies to Genetic Systems Corporation ("Genetic Systems") in the United States, Canada, Mexico, Australia, New Zealand and India (the "Excluded Countries"). However, the licenses provide that, to the extent that Pasteur Sanofi Diagnostics recovers the right to practice, the patents underlying the Pasteur HIV Technologies in the Excluded Countries, Cambridge Biotech is entitled to non-exclusive rights in such technology in such countries. In 1990, Pasteur Sanofi Diagnostics acquired ownership of Genetic Systems, whereupon Cambridge Biotech commenced selling products incorporating the Pasteur HIV Technologies in the United States. These activities were challenged in a patent infringement lawsuit filed in bankruptcy court in March 1995 by Institut Pasteur, the minority stockholder of Pasteur. Sanofi Diagnostics, and Genetic Systems. In September 1995, the bankruptcy court ruled in favor of Cambridge Biotech on this issue, and Institut Pasteur and Genetic Systems subsequently filed an appeal in district court. The date for the appeal hearing is unknown. If the bankruptcy court decision were reversed on appeal, the territories to which Cambridge Affiliate could sell HIV-related products would be limited and this could have a material adverse effect on the Company.

     Pasteur Sanofi Diagnostics has notified Orgenics that as a result of Orgenics' use of certain peptides, Orgenics may be liable for infringement of certain patents held by Institut Pasteur, and under which Pasteur Sanofi Diagnostics holds an exclusive license. Orgenics has informed the Company that it is not aware of any other threatened litigation that would have a material adverse effect on Orgenics or its business.

     The Company has been involved in a dispute with Enviromed plc., an English public company ("Enviromed"), with respect to a joint venture agreement entered into between the Company and Enviromed in March 1994 and the issuance of shares of Common Stock to Enviromed in connection therewith. See "Certain Transactions." In connection with this dispute, the Company has informed Enviromed that, due to the failure of Enviromed to perform its obligations under the joint venture agreement, it disputes Enviromed's ownership of the Common Stock held of record by Enviromed. On July 5, 1996, Enviromed filed suit against the Company and the representatives of the underwriters of the Company's initial public offering in United States District Court for the Southern District of New York alleging breach of a registration rights agreement relating to the Common Stock held of record by Enviromed. Enviromed claimed that such shares were required to be included in such offering pursuant to the terms of the registration rights agreement and requested damages, injunctive relief and a declaratory judgment that Enviromed is the lawful owner of the shares.
The Company has filed counterclaims against Enviromed arising out of Enviromed's failure to perform its obligations under the joint venture agreement and intends to contest Enviromed's claims vigorously. The Company is not able to estimate the amount of damages, if any, which might result from Enviromed's claims against the Company, but believes that in no event would any such damages be an amount which would have a material adverse effect on the Company. The Company has agreed to indemnify the Representatives of the Underwriters for any losses they might incur, including reasonable attorney's fees and expenses, as a result of the Enviromed lawsuit.

     According to Schedule 13Ds filed with the Securities and Exchange Commission by Trinity Biotech plc ("Trinity") and Eastcourt Limited ("Eastcourt"), Enviromed sold the Common Stock held by it of record to Flambelle Limited ("Flambelle"), a wholly-owned subsidiary of Trinity, and Eastcourt, an entity owned 50% each by Enviromed and Flambelle, on August 28, 1996.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     On June 14, 1996, the Company distributed to its stockholders for consideration and approval a Written Consent of Stockholders in Lieu of Annual Meeting. The items to be considered by written consent were (i) approval of the Company's Amended and Restated Certificate of Incorporation and its Amended and Restated Bylaws, (ii) approval of an amendment of the Amended and Restated Certificate of Incorporation, (iii) approval of amendments of the Company's 1994 Incentive and Nonqualified Stock Option Plan, (iv) approval of the Company's 1996 Stock Option and Grant Plan, (v) approval of the Company's Employee Stock Purchase Plan, and (vi) election of the directors set forth in the Company's Amended and Restated Certificate of Incorporation. The directors set forth in the Company's Amended and Restated Certificate of Incorporation were as follows:
Ron Zwanziger and Willard Lee Umphrey (Class I); Edward B. Roberts and Carol R. Goldberg (Class II); and Jonathan J. Fleming (Class III).

     As of June 26, 1996, the Company had received executed consents representing approximately 56% of its outstanding Common Stock, $.001 par value per share, a sufficient percentage to approve the items considered. In accordance with the Delaware General Corporation Law, on August 5, 1996, the Company distributed to all stockholders whose consents the Company had not received at that time notice of the taking of the corporate actions set forth in the consent.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits:

The following exhibit is filed as a part of this report:

     Exhibit Number       Title
     --------------       -----

          27              Financial Data Schedule
          99              Press Release regarding the Lifescan Alliance

b.   Reports on Form 8-K:

     No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SELFCARE, INC.

 Date: September 18, 1996                /s/ Ron Zwanziger
                                         -----------------
                                         Ron Zwanziger,
                                         Chairman and Chief Executive Officer


 Date: September 18, 1996                /s/ Anthony H. Hall
                                         -------------------
                                         Anthony H. Hall,
                                         Chief Financial Officer