Form 10QSB
period 1996-09-30
SELFCARE INC
filed 1996-11-14
CIK 915901

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended September 30, 1996

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from            to
                                     ----------    ---------

                         Commission file number 0-20871

                                 SELFCARE, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                          04-3161276
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

     The number of shares outstanding of the registrant's Common Stock as of November 13, 1996 was 5,874,367.

     Transitional Small Business Disclosure Format (check one):

                 Yes      No  X
                     ---     ---

                                 SELFCARE, INC.

                                   FORM 10-QSB

                For the Quarterly Period Ended September 30, 1996

     This Form 10-QSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Operating Results" on page 12 of this Form 10-QSB.


                                TABLE OF CONTENTS

                                                                                       Page
                                                                                       ----

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         a)   Consolidated Statement of Operations for the three months ended
              September 30, 1996 and 1995 and the nine months ended
              September 30, 1996 and 1995

         b)   Consolidated Balance Sheets as of September 30, 1996 and
              December 31, 1995

         c)   Consolidated Statements of Cash Flows for the nine months ended
              September 30, 1996 and 1995

         d)   Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION
Item 1.  FINANCIAL INFORMATION


                         SELFCARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)

                                           Three Months Ended September 30,    Nine Months Ended September 30,
                                           --------------------------------    -------------------------------
                                                1996             1995              1996              1995
                                           -------------      -------------    ------------      -----------

Net product sales                              3,044,900        1,701,580         7,856,775        4,582,200
Grants and other revenue                         755,589           74,907         1,241,242          224,720
                                            ------------      -----------      ------------      -----------

Net revenues                                   3,800,489        1,776,487         9,098,017        4,806,920

Cost of sales                                  2,872,666        1,472,158         6,477,303        3,798,534
                                            ------------      -----------      ------------      -----------
     Gross profit                                927,823          304,329         2,620,714        1,008,386

Operating Expenses:
Research and development                       1,630,716          365,813         4,161,445          868,220
Selling, general and administrative            2,445,886        1,383,452         6,241,131        3,625,513
Noncash compensation charge                      819,214                -         4,184,697                -
                                            ------------      -----------      ------------      -----------
     Total operating expenses                  4,895,816        1,749,265        14,587,273        4,493,733

Operating loss                                (3,967,993)      (1,444,936)      (11,966,559)      (3,485,347)
                                            ------------      -----------      ------------      -----------

Interest expense, including noncash
  interest expense relating to issuance
  of warrants (Note 4)                        (8,660,132)      (2,990,030)      (14,348,681)      (3,132,616)

Interest Income                                  146,049           24,824           269,515           36,625
                                            ------------      -----------      ------------      -----------

Loss before dividends and accretion on
  preferred stock of a subsidiary            (12,482,076)      (4,410,142)      (26,045,725)      (6,581,338)

Dividends and accretion on manditorily
  redeemable preferred stock of
  a subsidiary                                   (35,087)         (31,600)          (81,188)         (31,600)
                                            ------------      -----------      ------------      -----------

     Net loss                               $(12,517,163)     $(4,441,742)     $(26,126,913)     $(6,612,938)
                                            ============      ===========      ============      ===========

Net loss per common and
  common equivalent share                   $      (2.13)     $     (0.73)     $      (4.25)     $     (1.10)
                                            ============      ===========      ============      ===========

Weighted average number of common
  and common equivalent shares
  outstanding                                  5,868,598        6,089,932         6,146,821        6,025,700
                                            ============      ===========      ============      ===========



        The accompanying notes are an integral part of these consolidated financial statements


                        SELFCARE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                       September 30,     December 31,
                                                                           1996             1995
                                                                       -------------     -----------
ASSETS
------

CURRENT ASSETS:
     Cash and cash equivalents                                         $ 14,512,714      $  7,394,750
     Restricted cash                                                         40,000                 -
     Accounts receivable, net of allowance for doubtful accounts
       of $234,700 and $94,000 in 1996 and 1995, respectively             2,315,713         1,414,232
     Inventory (Note 3)                                                   1,367,640         1,193,114
     Prepaid expenses and other current assets                              352,271           305,043
                                                                       ------------      ------------

        Total current assets                                             18,588,338        10,307,139

PROPERTY AND EQUIPMENT (NET)                                              4,524,160         2,219,607
INVESTMENT IN ORGENICS                                                    1,000,000         1,000,000
OTHER ASSETS                                                                313,106           165,602
                                                                       ------------      ------------
        Total assets                                                   $ 24,425,604      $ 13,692,348
                                                                       ============      ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
CURRENT LIABILITIES:
     Accounts payable                                                  $  2,638,787      $  1,764,095
     Accrued expenses and other current liabilities                       2,965,035         1,665,368
     Current portion of convertible advance                                       -         2,333,333
     Current portion of deferred revenue                                  1,128,420           226,667
     Current portion of Notes payable                                     1,925,000                 -
     Current portion of Notes payable to related parties                    825,000                 -
                                                                       ------------      ------------
        Total current liabilities                                         9,482,242         5,989,463

DEFERRED REVENUE, LESS CURRENT PORTION                                    1,437,110         3,123,035
NOTES PAYABLE                                                               250,000         2,325,000
NOTES PAYABLE TO RELATED PARTIES                                                  -           675,000
CONVERTIBLE ADVANCE, NET OF CURRENT PORTION                              13,693,548         4,666,667
CONVERTIBLE PAYABLE                                                               -           500,000
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                            11,796                 -
COMMITMENTS AND CONTINGENCIES (NOTES 6, 7, and 8)

MANDATORILY REDEEMABLE PREFERRED STOCK OF SUBSIDIARY                      1,724,768         1,643,580

STOCKHOLDERS' DEFICIT:
     Preferred stock
        Authorized - 5,000,000 shares
        Issued and outstanding - none                                             -                 -
     Common stock, $.001 par value -
        Authorized - 40,000,000 shares
        Issued and outstanding - 5,688,345 and 4,057,924 shares in
        1996 and 1995 respectively                                            5,688             4,058
     Additional paid-in capital                                          38,508,574         9,553,220
     Deferred compensation                                                  (10,740)         (198,965)
     Less-Treasury stock, at cost, 15,600 shares in 1996 and 1995           (15,200)          (15,200)
     Accumulated deficit                                                (40,802,947)      (14,676,034)
     Cumulative translation adjustment                                      140,765           102,524
                                                                       ------------      ------------
        Total stockholders' deficit                                      (2,173,860)       (5,230,397)
                                                                       ------------      ------------
        Total liabilities and stockholders' deficit                    $ 24,425,604      $ 13,692,348
                                                                       ============      ============

        The accompanying notes are an integral part of these consolidated financial statements

                        SELFCARE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)


                                                                                    Nine months ended September 30,
                                                                                    -------------------------------
                                                                                       1996               1995
                                                                                    ------------      -------------
Cash Flows From Operating Activities:
    Net loss                                                                        $(26,126,913)     $ (6,612,938)
    Adjustments to reconcile net loss to net cash used in operating activities:
      Dividends and accretion of mandatory redeemable preferred stock of a
        subsidiary                                                                        81,188            31,600
      Noncash interest expense related to issuance of warrants                        14,095,584         2,900,591
      Compensation expense related to issuance of common stock options                   944,697                 -
      Compensation expense related to common stock options issued to the
        Company's Chief Executive Officer                                              3,240,000                 -
      Amortization of deferred revenue                                                (1,081,604)         (224,254)
      Depreciation and amortization                                                      647,018           430,083
      Changes in assets and liabilities:
        Accounts receivable                                                             (905,904)         (535,410)
        Inventory                                                                       (175,926)          (24,228)
        Prepaid and other current assets                                                 (51,243)          117,459
        Accounts payable                                                                 875,709            33,059
        Accrued expenses and other current liabilities                                 1,306,253           462,445
                                                                                    ------------      ------------
          Net cash used in operating activities                                       (7,151,141)       (3,421,593)
                                                                                    ------------      ------------

Cash Flows From Investing Activities:
      Purchases of property and equipment                                             (2,802,269)         (731,292)
      Proceeds from the sales of property and equipment                                        -            36,019
                                                                                    ------------      ------------
          Net cash used in investing activities                                       (2,802,269)         (695,273)
                                                                                    ------------      ------------

Cash Flows From Financing Activities:
      (Increase) decrease in restricted cash                                            (243,825)           39,226
      Proceeds from the receipt of capital grant                                         286,525                 -
      Net proceeds from issuance of common stock                                      10,364,928           106,013
      Net repayment of line of credit                                                          -        (1,717,685)
      Proceeds from issuance of notes payable                                          6,693,548         3,000,000
      Proceeds from sale of common stock warrants in connection with
        notes payable                                                                          -            30,000
      Purchase of treasury stock                                                               -           (15,200)
      Purchase of common stock options                                                         -           (14,800)
      Principal repayments on capital lease obligations                                  (11,070)                -
      Proceeds from sales of preferred stock                                                   -         1,588,000
                                                                                    ------------      ------------
          Net cash provided by financing activities                                   17,090,106         3,015,554
                                                                                    ------------      ------------
    Effect of exchange rate changes on cash and cash equivalents                         (18,732)           29,409
                                                                                    ------------      ------------
Net increase in cash and cash equivalents                                              7,117,964        (1,071,903)
Cash and Cash Equivalents, beginning of year                                           7,394,750         1,762,108
                                                                                    ------------      ------------
Cash and Cash Equivalents, end of period                                            $ 14,512,714      $    690,205
                                                                                    ============      ============

    Supplemental disclosures of cash flow information:
    Interest paid                                                                        234,611            93,195
    Income taxes paid                                                                     16,689                 -


        The accompanying notes are an integral part of these consolidated financial statements

                         SELFCARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)   Basis of Presentation of Financial Information

     The accompanying consolidated financial statements of Selfcare, Inc. and its subsidiaries (the "Company" or "Selfcare") are condensed and unaudited. In the opinion of management, the unaudited, condensed, consolidated financial statements contain all adjustments considered normal and recurring, with the exception of the non-cash compensation and interest charges (see Note 4), necessary for their fair presentation. These interim financial statements have been prepared in accordance with the instructions for Form 10-QSB and therefore do not include all information and footnotes necessary for a complete presentation of operations, financial position, and cash flows of the Company, in conformity with generally accepted accounting principles. The Company filed audited consolidated financial statements which included information and footnotes necessary for such presentation for the year ended December 31, 1995 on Form SB-2. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the period ended December 31, 1995 included on Form SB-2 filed with the Securities and Exchange Commission on July 23, 1996, as amended.

2)   Cash and Cash Equivalents

     The Company considers all highly liquid cash investments with maturities of three months or less at the date of acquisition to be cash equivalents. At September 30, 1996, the Company's cash equivalents consisted of United States treasury notes, repurchase agreements, and money market funds. The Company follows the provisions of Statement of Financial Accounting Standards (SFAS)
No. 115, Accounting for Certain Investments in Debt and Equity Securities.

3)   Inventory

     Inventory is comprised of the following:

                             September 30, 1996          December 31, 1995
                             ------------------          -----------------

Raw materials                   $  826,805                   $  776,770
Work in-process                    168,593                      237,954
Finished goods                     372,242                      178,390
                                   -------                      -------
                                $1,367,640                   $1,193,114
                                ==========                   ==========


4)   Non recurring, non-cash expenses

     On August 15, 1995, the Company entered into a stock option agreement (the "Agreement") with the Chief Executive Officer ("CEO") of the Company. Under the Agreement, the CEO received an option to acquire 520,000 shares of the Company's common stock, par value $.001 per share (the "Common Stock"). The stock option vested and became exercisable upon the completion of the Company's initial public offering on August 9, 1996. The exercise price of the option is $2.27 per share of Common Stock. For the nine months ended September 30, 1996, the non-cash compensation expense related to this stock option was $3,240,000.

     Non-cash compensation expense of $679,952 relates to stock options granted to employees that were contingent on certain goals which have now been met. Non-cash compensation expense of $76,520 relates to stock options given to consultants. The stock options were adjusted to their fair market value based on SFAS No. 123, Accounting for Stock-based Compensation.

     In 1995, the Company issued notes payable ("Cambridge Diagnostics Notes") and common stock warrants ("Cambridge Diagnostics Warrants") to individual investors for gross proceeds of $3,030,000. Of this amount, $3,000,000 represented the original principal amount of the Cambridge Diagnostics Notes, which bear interest at 10% and are due on March 31, 1998. The remaining $30,000 relates to the Cambridge Diagnostics Warrants. The number of shares of Common Stock issuable pursuant to the Cambridge Diagnostics Warrants is equal to 69% of the net sales of Cambridge Diagnostics Ltd. for the fiscal year preceding the repayment of the Cambridge Diagnostics Notes divided by $2.53. The
Cambridge Diagnostics Warrants are fully exercisable, for no additional consideration, beginning on the date that the notes payable are repaid and expire within 30 days after that date. Based on the formula described above, the warrants will be exercisable for 1,142,635 shares of the Company's Common Stock. In order for the Company to obtain approval for listing of the Common Stock on the American Stock Exchange in connection with the Company's initial public offering, the Company has entered into agreements with holders of $2.75 million in principal amount of the Cambridge Diagnostic Notes. Pursuant to such agreements, the principal amount of such notes would be automatically converted into shares of Common Stock if the Company's stockholders' equity as of November 30, 1996 were determined to be less than $4.0 million. The Company believes its stockholders' equity as of such date will substantially exceed $4.0 million; as a result, the Company will be obligated to repay such notes on or about December 31, 1996. In the three months ended September 30, 1996, the Company recognized approximately $8.6 million of non-cash interest expense relating to the Cambridge Diagnostics Warrants. The charge relates to the increase in the fair market value of the underlying Common Stock at September 30, 1996 as compared to the estimated fair market value at June 30, 1996. For the nine months ended September 30, 1996, the net non-cash interest expense relating to the Cambridge Diagnostic Warrants was $14.1 million. When the Cambridge Diagnostic Notes are paid off, the Company will recognize or reverse non-cash interest expense related to any difference between the fair market value of the Common Stock on the date that the notes are paid off and the fair market value of the Common Stock as of September 30, 1996 ($16.00).

5)   Initial Public Offering of Common Stock

     On August 6, 1996, the Company's Common Stock began trading on the American Stock Exchange after the Company's initial public offering of 1,300,000 shares at a price of $8.50 per share. The proceeds from the offering were $10,276,500 after deducting the underwriters' commission. In September 1996, the underwriters exercised their option to purchase an additional 195,000 shares of Common Stock at the same price (together with the offering of 1,300,000 shares, the "Initial Public Offering"). The proceeds from the underwriters' purchase of the 195,000 shares, after deducting commissions, were $1,541,475. The Company incurred approximately $1.5 million of expenses relating to the Initial Public Offering. Therefore, the total net proceeds from the Initial Public Offering were approximately $10.4 million.

6)   Supply Agreement with Menarini

     In August 1996, the Company, through its wholly owned subsidiary, Selfcare International GmbH located in Munich, Germany, entered into a supply agreement with A. Menarini Industrie Parmaceutiche Riunite S.r.L. of Firenze, Italy ("Menarini"). The agreement provides that the Company will be the exclusive supplier to Menarini of blood glucose test strips for the blood glucose meters distributed or to be distributed by Menarini in selected markets or market segments in Europe and certain countries in other parts of the world. The blood glucose test strips will be manufactured by the Company's Scottish subsidiary, Inverness Medical Ltd. The Company and Menarini expect shipments under this supply agreement to commence in the second half of 1997. Under the supply agreement, Menarini is subject to certain minimum purchases of products from the Company.

7)   Manufacturing Agreement with Nova Biomedical

     In September 1996, the Company entered into a manufacturing agreement with Nova Biomedical Corp., a Massachusetts corporation ("Nova"), to manufacture and supply the Company with early pregnancy and ovulation test kits. The initial term of the agreement expires on December 31, 1998 and may be automatically renewed for additional and successive terms of one year thereafter unless either party gives written notice of its intention not to renew the agreement. Under the manufacturing agreement, the Company has agreed to purchase a minimum quantity of specified products from Nova.

8)   Subsequent Events

     a) Agreement to purchase shares of Enviromed

     In October, 1996, the Company agreed to purchase EN PLC Limited Partnership's holding of 7,961,386 common shares of Enviromed, plc ("Enviromed") for a promissory note with a principal amount of approximately $3.8 million (the "EN PLC Note"). The EN PLC Note bears interest at a fluctuating rate equal to the Bank of Boston's prime rate plus 1 1/2%. At the end of each of the first four quarters of the two-year term, the Company will pay approximately $317,000 of the note to EN PLC plus interest and, in each of the last four quarters of the two-year term, the Company will pay approximately $634,000 plus interest. The EN PLC Note is secured only by the Enviromed common shares purchased by the Company. In the event that the Company decides to sell or transfer its Enviromed common shares, the Company will have to pay off the balance of the EN PLC Note plus any interest due at that time. The EN PLC Note is subordinated to any current or future indebtedness of the Company.

     b) Distribution Agreement with LifeScan

     The Company is currently engaged in an alliance with LifeScan, Inc. ("LifeScan"), a subsidiary of Johnson and Johnson. On October 22, 1996 the Company announced that it has entered into a distribution agreement with LifeScan pursuant to which LifeScan will distribute an advanced version of the Company's proprietary electrochemical blood glucose monitoring system (the "New System"). On September 17, 1996, the Company had announced that it received notification of clearance from the U.S. Food and Drug Administration ("FDA") for a prior version of the New System. The advanced version must receive FDA clearance before sales of the product can commence in the United States. As contemplated by November 10, 1995 agreements between Selfcare and LifeScan, LifeScan paid Selfcare a $7.0 million success fee, and Johnson and Johnson Development Corporation ("JJDC"), an affiliate of LifeScan, converted its existing loans of approximately $13.7 million into 201,622 shares of Selfcare's Common Stock upon the consummation of the distribution agreement with the Company. In addition, JJDC will also receive, for no additional consideration, shares of Selfcare's Common Stock equal to 5% of all Common Stock issued by the Company pursuant to options and warrants that were outstanding as of November 10, 1995. The Company estimates that JJDC will ultimately receive approximately an additional 278,800 shares of Common Stock.

     c) Investment in Orgenics

     The Company plans to expand its research, manufacturing, and marketing capabilities for infectious disease diagnostic products by acquiring Orgenics, Ltd ("Orgenics"), an Israeli company. On November 7, 1996 the Company announced that it has acquired a 57.1% direct and indirect equity interest in Orgenics. Through the combination of purchases of outstanding securities and the conversion of a $1.0 million debenture into newly issued shares of Orgenics, the Company has acquired direct ownership of 26.8% (on a fully-diluted basis) of the shares of Orgenics, and 59.7% of the shares of Orgenics International Holdings B.V. ("OIH"), a Dutch company whose only material asset consists of 50.7% (on a fully-diluted basis) of the shares of Orgenics. The interests in Orgenics and OIH were acquired for a total of $7.0 million in cash, plus the conversion of the $1.0 million debenture. The Company expects to acquire substantially all of the balance of the outstanding shares of these two companies on or prior to August 7, 1997, pursuant to existing option agreements with Orgenics and OIH shareholders or otherwise.

     In October 1996, the Company sold 5,500 shares of Series A Convertible Preferred stock, $.001 par value per share (the "Series A Preferred Stock") at $1,000 per share to various non-U.S. investors. The net proceeds of such sales of approximately $5.1 million were used to purchase a portion of the Orgenics and OIH shares. The holders of Series A Preferred Stock generally are entitled to receive cumulative dividends at the rate of six percent per year and their shares of Series A Preferred Stock will become convertible into shares of the Company's Common Stock in five equal installments over a 120-day period beginning in December 1996. Shares of Series A Preferred Stock are convertible at a discount of 14.5% from the average closing bid price per share of the Company's Common Stock for the five trading days prior to their conversion, except that the maximum conversion price is $20 per share and the minimum is $8.75 per share. Any shares of Series A Preferred Stock not previously converted will automatically convert into shares of the Company's Common Stock in October 1998 at the closing bid price at the time.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Selfcare, Inc. (the "Company" or "Selfcare") is engaged in the development, manufacture, and marketing of self-test diagnostic products for the diabetes, women's health and infectious disease markets. The Company's existing and planned products are targeted at the two largest existing markets for self-care diagnostics, diabetes management and women's health, as well as the emerging market for self tests for infectious diseases and agents, including human immunodeficiency viruses ("HIV"). An important part of the Company's business strategy is to enter into strategic alliances, joint ventures and licensing arrangements with third parties, primarily medical products companies, for the development, manufacture, and distribution of certain products. The Company is also pursuing a strategy of selective acquisitions of companies, assets and technologies which it believes will enhance its ability to deliver innovative diagnostic products to the marketplace at a low cost. The Company has completed two such transactions, the acquisition of Cambridge Diagnostics Ltd. ("Cambridge Diagnostics") and the Company's investment in Inverness Medical Ltd. ("Inverness").

     In addition, the Company is currently engaged in an alliance (the "LifeScan Alliance") with LifeScan, Inc., ("LifeScan") a subsidiary of Johnson and Johnson. On October 22, 1996, the Company announced that it has entered into a distribution agreement with LifeScan pursuant to which LifeScan will distribute an advanced version of the Company's proprietary electrochemical blood glucose monitoring system (the "New System"). On September 17, 1996, the Company had announced that it received notification of clearance from the U.S. Food and Drug Administration (the "FDA") for a prior version of the New System. The advanced version must receive FDA clearance before sales of the product can commence in the United States. As contemplated by November 10, 1995 agreements between Selfcare and LifeScan, LifeScan paid Selfcare a $7.0 million success fee, and Johnson and Johnson Development Corporation ("JJDC"), an affiliate of LifeScan, converted its existing loans of approximately $13.7 million into 201,622 shares of common stock, par value $.001 per share (the "Common Stock") of Selfcare upon the consummation of the distribution agreement with the Company. In addition, JJDC will also receive, for no additional consideration, shares of Selfcare's Common Stock equal to 5% of all Common Stock issued by the Company pursuant to options and warrants that were outstanding as of November 10, 1995. The Company estimates that JJDC will ultimately receive approximately an additional 278,800 shares of Common Stock.

     The Company plans to expand its research, manufacturing, and marketing capabilities for infectious disease diagnostic products by acquiring Orgenics, Ltd ("Orgenics"), an Israeli company. On November 7, 1996 the Company announced that it has acquired a 57.1% direct and indirect equity interest in Orgenics. Through a combination of purchases of outstanding shares and the conversion of a $1.0 million debenture into newly issued shares of Orgenics, the Company has acquired direct ownership of 26.8% (on a fully-diluted basis) of the shares of Orgenics and 59.7% of the shares of Orgenics International Holdings B.V. ("OIH"), a Dutch company whose only material asset consists of 50.7% (on a fully-diluted basis) of the shares of Orgenics. The interests in Orgenics and OIH were acquired for a total of $7.0 million in cash, plus the conversion of the $1.0 million debenture. The Company expects to acquire substantially all of the balance of the outstanding shares of these two companies on or prior to August 7, 1997, pursuant to existing option agreements with Orgenics and OIH shareholders or otherwise.

RESULTS OF OPERATIONS

     As an aid to understanding Selfcare Inc.'s operating results, the following table shows the results of operations as a percentage of revenues.

                                                                 Percentage of net revenues for the
                                                                 ----------------------------------
                                               three months ended September 30,     nine months ended September  30,
                                                    1996              1995                 1996          1995
                                                    ----              ----                 ----          ----
Revenues                                            100%              100%                 100%          100%
Gross profit                                         24                17                   29            21
Research and development expenses                    43                20                   46            18
Selling, general, and administrative expenses        64                78                   68            76
Compensation charge                                  22                 -                   46             -
Total operating expenses                            129                98                  160            94
Interest and other expense                          224               169                  156            65
Net loss                                            329               250                  287           138

     Net Revenues. Net revenues increased $2.0 million, or 114%, to $3.8 million in the quarter ended September 30, 1996 from $1.8 million in the same quarter last year. Net revenues for the nine months ended September 30, 1996 increased $4.3 million or 89% to $9.1 million from $4.8 million in the corresponding period in 1995.

     Net product sales increased $1.3 million, or 79% to $3.0 million in the quarter ended September 30, 1996 from $1.7 million in the same quarter last year. Net product sales for the nine months ended September 30, 1996 increased $3.3 million or 71% to $7.9 million from $4.6 million in the corresponding period in 1995. The increase was primarily due to increased demand in the United States for the Company's pregnancy and ovulation prediction products. Revenues for the Company's U.S. operations in the quarter ended September 30, 1996 increased $1.1 million or 175% to $1.7 million in the quarter ended September 30, 1996 from $621,000 in the quarter ended September 30, 1995. For the nine months ended September 30, 1996 revenues from U.S. operations were $4.4 million, an increase of $2.8 million or 182% from net revenues of $1.6 million in the nine months ended September 30, 1995.

     International revenues (sales by the Company's foreign subsidiaries) increased by $937,000 or 81% in the quarter ended September 30, 1996 to $2.1 million from $1.2 million in the three months ended September 30, 1995. International revenues for the nine months ended September 30, 1996 were $4.7 million, an increase of approximately $1.4 million or 45% from net revenues of $3.3 million for the nine months ended September 30, 1995. Approximately $1.0 million of the international revenues for the nine months ended September 30, 1996 was attributable to the amortization of deferred revenue relating to certain development and capital grants relating to the Company's facility in Inverness, Scotland (the "Inverness Facility"). There was no revenue recognized in connection with these grants for the nine months ended September 30, 1995.

     Gross profit. Gross profit increased $624,000 or 205% in the quarter ended September 30, 1996 to $928,000 from $304,000 in the same quarter in 1995.
Gross profit as a percentage of net revenues increased to 24% of net revenues in the three months ended September 30, 1996 from 17% of net revenues in the same quarter last year. Gross profit for the nine months ended September 30, 1996 increased $1.6 million or 160% to $2.6 million from $1.0 million in the nine months ended September 30, 1995. Gross profit as a percentage of net revenues increased to 29% for the nine months ended September 30, 1996 from 21% in the same period a year ago.

     The increase in gross profits was primarily due to revenue attributable to the amortization of deferred revenue of certain development and capital grants relating to the Inverness Facility. Gross profit on product sales increased slightly to 18% for nine months ended September 30, 1996 from 17% for the nine months ended September 30, 1995.

     Research and Development Expense. Research and development expense increased by $1.3 million or 346% to $1.6 million for the three months ended September 30, 1996 from $366,000 in the three months ended September 30, 1995. Research and development expense for the nine months ended September 30, 1996 increased $3.3 million or 379% to $4.2 million from $868,000 in the corresponding period in 1995. The increase was primarily due to expenses incurred in connection with the development of the Company's New System and generic electrochemical blood glucose test strips for the management of diabetes. These development activities accounted for $1.2 million and $2.8 million of the increases in the three and nine month periods ended September 30, 1996, respectively. In addition, the Company continues to allocate research and development resources to the areas of women's health products and infectious diseases, principally those related to the detection of HIV. The Company expects to continue to spend significant amounts on research and development throughout 1996 and 1997.

     Selling, General, and Administrative Expense. Selling, general, and administrative expense increased $1.0 million or 77% to $2.4 million for the three months ended September 30, 1996 from $1.4 million for the three months ended September 30, 1995. Selling, general, and administrative expense for the nine months ended September 30, 1996 increased $2.6 million or 72% to $6.2 million from $3.6 million in the corresponding period in 1995. The increase was primarily attributable to expansion of the Company's marketing efforts in the United States and Europe, and the hiring of additional staff to support the Company's operations. Selling, general, and administrative expense, as a percentage of net revenues, decreased during 1996 as compared the same periods in 1995. Selling, general, and administrative expense were 64% and 68% of net revenues for the three and nine month periods ended September 30, 1996 compared to 78% and 76% for the three and nine month periods ended September 30, 1995.

     Non-Cash Compensation Expense. Substantially all of the non-cash compensation expense for the three and nine months ended September 30, 1996 related to certain stock options granted to certain employees of the Company. For the nine months ended September 30, 1996 the non-cash compensation expense related to a stock option granted to the Company's Chief Executive Officer in August 1995 was $3,240,000. Non-cash compensation expense of $680,000 for both the three and nine month periods ended September 30, 1996 related to stock options granted to certain employees that were contingent on certain goals which have now been met. In accordance with SFAS No. 123, Accounting for Stock Based Compensation, the Company recorded non-cash compensation expense of $77,000 for stock options to outside consultants. The remaining $63,000 and $188,000 of non-cash compensation expense for the three and nine months ended September 30, 1996, respectively, relates to the amortization of deferred compensation pertaining to the grant of certain stock options to employees.

     Interest and Other Income (Expense). In the three months ended September 30, 1996, the Company recognized $8.6 million of non-cash interest expense relating to the Cambridge Diagnostics Warrants. The charge relates to the increase in the fair market value of the underlying common stock at September 30, 1996 as compared to the estimated fair market value at June 30, 1996. For the nine months ended September 30, 1996, the non-cash interest expense relating to the aforementioned warrants was $14.1 million. Excluding the non-cash interest expense relating to the warrants, interest expense was $90,000 and $253,000 for the three and nine month periods ended September 30, 1996 as compared to $89,000 and $232,000 for the three and nine month periods ended September 30, 1995. Interest income increased by $121,000 and $233,000 for the three and nine months ended September 30, 1996 as compared to the same periods last year, primarily due to larger cash balances. The Company's subsidiary in Inverness, Scotland accrued $35,000 and $81,000 for the three and nine months ended September 30, 1996, representing a 6% dividend payable on its outstanding cumulative redeemable preference shares, as compared to $32,000 for the three and nine months ended September 30, 1995.

     Foreign Currency Transaction. Fluctuations in foreign currency did not significantly impact revenue performance measured in U.S. dollars for the three and nine months September 30, 1996. Substantially all sales are paid in the functional currency of the selling entity.

     Net Loss. The net loss for the three months ended September 30, 1996 was approximately $12.5 million or ($2.13) per common and common equivalent share compared to $4.4 million or ($0.73) per common and common equivalent share in the three months ended September 30, 1995. Excluding the net effect of the previously described non-cash interest expense of $8.6 million and non-cash compensation expense of $819,000 in the three months ended September 30, 1996 and non-cash interest expense of $2.9 million in the three months ended September 30, 1995, the net loss for the three months ended September 30, 1996 was approximately $3.1 million or ($0.53) per common and common equivalent share as compared to $1.5 million or ($0.25) per common and common equivalent share for the three months ended September 30, 1995. The net loss for the nine months ended September 30, 1996 was approximately $26.1 million or ($4.25) per common and common equivalent share as compared to $6.6 million or ($1.10) per common and common equivalent share in the nine months ended September 30, 1995. Excluding the previously described non-cash interest expense of $14.1 million and non-cash compensation expense of $4.2 million in the nine months ended September 30, 1996 and non-cash interest expense of $2.9 million in the nine months ended September 30, 1995, results in a net loss of $7.8 million or ($1.28) per common and common equivalent share in the nine months ended September 30, 1996 as compared to $3.7 million or ($0.62) per common and common equivalent share for the nine months ended September 30, 1995. These losses reflect increased spending on research and development as well as expansion of the Company's sales and marketing efforts and the hiring of additional staff to support the Company's operations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations primarily through the funds it has received in connection with the Company's initial public offering of 1,495,000 shares of Common Stock (the "Initial Public Offering"), funds received in connection with the LifeScan Alliance, the private placements of debt and equity securities, a bank line of credit, capital lease obligations, cash from product sales and grants from government development agencies.

     On August 6, 1996, the Company's Common Stock began trading on the American Stock Exchange after an initial public offering of 1,300,000 shares at a price of $8.50 per share. The proceeds from the offering were $10,276,500 after deducting the underwriters' commission. In September 1996, the underwriters exercised their option to purchase an additional 195,000 shares of Common Stock at the same price. The proceeds from their purchase of the 195,000 shares, after deducting commissions, were $1,541,475. The Company incurred approximately $1.5 million of expenses relating to the Initial Public Offering, therefore, the total net proceeds from the Initial Public Offering were approximately $10.4 million.

     In November 1995, in connection with the closing of an investment agreement between JJDC and the Company, Selfcare received an advance of $7.0 million from JJDC. The Company received an additional $6.7 million advance in May 1996 in connection with the Company's filing of a Section 510(k) Notification with respect to a proprietary electrochemical blood glucose monitoring system it is developing for LifeScan, and the acceptance for the filing by the FDA on May 21, 1996 of such notification. On October 22, 1996 the Company announced that it has entered into a distribution agreement with LifeScan pursuant to which LifeScan will distribute an advanced version of the Company's proprietary electrochemical blood glucose monitoring system. The advanced version must receive FDA clearance before sales of the product can commence in the United States. As contemplated by November 10, 1995 agreements between Selfcare and LifeScan, LifeScan paid Selfcare a $7.0 million success fee, and JJDC converted its advances of approximately $13.7 million into 201,622 shares of Selfcare's Common Stock upon the consummation of the distribution agreement with the Company. In addition, JJDC will also receive, for no additional consideration, additional shares of Selfcare's Common Stock equal to 5% of all Common Stock issued by the Company pursuant to options and warrants that were outstanding as of November 10, 1995. The Company estimates that JJDC will ultimately receive approximately an additional 278,800 shares of Common Stock.

     The Company financed a portion of the acquisition of Cambridge Diagnostics in 1994 by utilizing a bank line of credit. In 1995, the Company paid the outstanding balance on the line of credit in full with a portion of the proceeds of the issuance of $3.0 million of promissory notes (the "Cambridge Diagnostic Notes") and warrants (the "Cambridge Diagnostic Warrants") to purchase Common Stock. In order for the Company to obtain approval for listing of the Common Stock on the American Stock Exchange in connection with the Company's Initial Public Offering, the Company has entered into agreements with holders of $2.75 million in principal amount of the Cambridge Diagnostic Notes. Pursuant to such agreements, the principal amount of the notes would be automatically converted into shares of Common Stock if the Company's stockholders' equity as of November 30, 1996 were determined to be less than $4.0 million. The Company believes its stockholders' equity as of such date will substantially exceed $4.0 million; as a result, the Company will be obligated to repay such notes on or about December 31, 1996.

     The Company received $1.6 million in September 1995 from an investment by Highlands and Islands Enterprise ("HIE"), a development agency funded by the government of the United Kingdom, in redeemable preferred stock of Inverness to finance a portion of the start-up costs relating to the Inverness Facility. In addition, the Company received $2.5 million in capital and development grants from the HIE.

     In March 1996, the Company entered into an agreement with Princeton BioMeditech Corporation ("Princeton"), pursuant to which the Company provided $500,000 to finance Princeton's production of certain products and will purchase certain minimum amounts of those products over the course of three years. The aggregate minimum amount of such purchases over the course of the three-year period will be $6.9 million

     At September 30, 1996, the Company had cash and cash equivalents of $14.5 million, a $7.1 million increase from December 31, 1995. This was primarily due to the net proceeds of approximately $10.4 million from the Company's Initial Public Offering and the aforementioned $6.7 million advance from JJDC. Cash used for operations in the nine months ended September 30, 1996 was $7.2 million due largely to net losses of $26.2 million in the nine months ended September 30, 1996. However, the net loss for the nine months ended September 30, 1996 included $18.4 million of non-cash items. The largest non-cash expenses were the interest charge of $14.1 million related to the Cambridge Diagnostics Warrants and compensation expense of $4.2 million related to certain stock options granted to the Company's Chief Executive Officer, certain employees and outside consultants. Other uses of cash in operating activities included an increased funding of accounts receivable of $906,000 reflecting the Company's increase in sales. The Company also used

$176,000 of cash to increase inventories to support increased demand for the Company's products. Prepaid and other current assets increased $51,000 due primarily to an increase in value added taxes (VAT) receivable. Cash was provided for operations in part by an increase in accounts payable, accrued expenses, and other current liabilities of $2.2 million.

     During the nine months ended September 30, 1996, the Company used $2.8 million to purchased property and equipment. Approximately $2.2 million of the purchased property and equipment was for the Inverness Facility.

     Financing activities provided approximately $17.1 million in the nine months ended September 30, 1996. The most significant financing activities were the Company's Initial Public Offering of 1,495,000 shares at $8.50 per share, for which the net proceeds after deducting offering costs were $10.4 million, and the $6.7 million advance from JJDC.

     The Company intends to invest substantially in development, property and equipment at the Inverness Facility so that it can manufacture glucose strips for the diabetes market in connection with the LifeScan Alliance. The Company believes that funds received to date in connection with the LifeScan Alliance and the net proceeds from the Initial Public Offering of the Company's Common Stock will be sufficient to provide adequate working capital and funds necessary for anticipated capital expenditures for at least the next 12 months. The Company currently plans to continue its research and development of new technologies and pursue the acquisition of new products and technologies, whether through licensing arrangements, business acquisitions, or otherwise. The Company anticipates that it will be required to raise substantial additional funds for such projects or strategies. There can be no assurance that any such additional capital will be available on terms acceptable to the Company, or at all.

     The Company anticipates that it will complete the acquisition of Orgenics ("Orgenics Acquisition") on or prior to August 7, 1997 by acquiring direct or indirect control of substantially all of the share capital of Orgenics. The Company expects to acquire the remaining shares in Orgenics and OIH pursuant to the option agreements entered into with the shareholders of Orgenics and OIH. The purchase price for such shares pursuant to the option agreements is based on a formula contained in the option agreements relating to the Orgenics Acquisition which provides for potential increases in the total consideration which may be payable in connection with the Orgenics Acquisition, depending upon when the Orgenics Acquisition is consummated, and provides the Orgenics shareholders the ability to elect to receive their consideration in cash and or Common Stock. No assurance can be given as to when the Orgenics Acquisition will be consummated, if at all, or that the consideration which is required to be paid in connection with such acquisition will not have materially increased the time of such consummation. In addition, the Company might be required to obtain additional financing in order to pay the cash portion of the consideration payable pursuant to the option agreements. The inability to fund such payment of such cash portion would have a material adverse affect on the Company.

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

     The Company's future results of operations depend to a substantial degree on the LifeScan Alliance and on LifeScan's ability to market and sell the Company's proprietary electrochemical blood glucose monitoring system. There can be no assurance that the LifeScan Alliance will be profitable for the Company.

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

     The Company's research, development and clinical programs, as well as its manufacturing and marketing operations, are subject to extensive regulation by numerous governmental authorities in the United States and other countries. Most of the Company's products require governmental approvals for commercialization that have not yet been obtained and are not expected to be obtained for several months or years. Pre-clinical and clinical trials and manufacturing and marketing of many of the Company's products will be subject to the rigorous testing and approval process of the FDA and corresponding foreign regulatory authorities. The regulatory process, which includes pre-clinical and clinical testing of many of the Company's products to establish their safety and efficacy, can take many years and require the expenditure of substantial financial and other resources. Data obtained from pre-clinical and clinical activities are susceptible to varying interpretations that could delay, limit or prevent regulatory approval. In addition, delays or rejection may be encountered based upon changes in, or additions to, regulatory policies for device and test approval during the period of product development and regulatory review. Delays in obtaining such approvals could adversely affect the marketing of products developed by the Company and the Company's ability to generate commercial product revenues.

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

     Pasteur Sanofi Diagnostics licensed the Pasteur HIV Technology to Cambridge Biotech and its affiliates, including Cambridge Affiliate, relating to patents and proprietary rights underlying the Company's HIV-related products. The licenses of the Pasteur HIV Technologies to Cambridge Biotech are non-exclusive and cover diagnostic test kits in finished form embodying the Pasteur HIV Technologies. The territorial scope of the licenses is worldwide, with the exception of exclusive rights which Pasteur Sanofi Diagnostics asserted to have granted in the Pasteur HIV Technologies to Genetic Systems Corporation ("Genetic Systems") in the United States, Canada, Mexico, Australia, New Zealand and India (the "Excluded Countries"). However, the licenses provide that, to the extent that Pasteur Sanofi Diagnostics recovers the right to practice the patents underlying the Pasteur HIV Technologies in the Excluded Countries, Cambridge Biotech is entitled to non-exclusive rights in such technology in such countries. In 1990, Pasteur Sanofi Diagnostics acquired ownership of Genetic Systems, whereupon Cambridge Biotech commenced selling products incorporating the Pasteur HIV Technologies in the United States. These activities were challenged in a patent infringement lawsuit filed in bankruptcy court in March 1995 by Institut Pasteur, the minority stockholder of Pasteur Sanofi Diagnostics, and Genetic Systems. In September 1995, the bankruptcy court ruled in favor of Cambridge Biotech on this issue, and Institut Pasteur and Genetic Systems subsequently filed an appeal in district court. The date for the appeal hearing is unknown. If the bankruptcy court decision were reversed on appeal, the territories to which Cambridge Affiliate could sell HIV-related products would be limited and this could have a material adverse effect on the Company.

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

     The Company has been involved in a dispute with Enviromed plc, ("Enviromed"), with respect to a joint venture agreement entered into between the Company and Enviromed in March 1994 and other agreements (collectively, the "Disputed Enviromed Agreements") entered into between the Company and Enviromed and its wholly-owned subsidiary, Cranfield Biotechnology Ltd. ("Cranfield") and the issuance of shares of Selfcare's Common Stock to Enviromed in connection therewith. In connection with this dispute, the Company has informed Enviromed that, due to the failure of Enviromed and Cranfield to perform their obligations under those agreements, it disputes Enviromed's ownership of the Common Stock held of record by Enviromed. On July 5, 1996, Enviromed filed suit against the Company and the representatives of the underwriters of the Company's Initial Public Offering (the "IPO Representatives") in United States District Court for the Southern District of New York alleging breach of a registration rights agreement relating to the Common Stock held of record by Enviromed. Enviromed claimed that its rights under a registration rights agreement were breached in connection with the Company's Initial Public Offering and has requested damages, injunctive relief and a declaratory judgment that Enviromed is the lawful owner of the shares. The Company has filed counterclaims against Enviromed arising out of the failure of Enviromed and Cranfield to perform their obligations under the Disputed Enviromed Agreements. The Company intends to contest Enviromed's claims vigorously. On October 18, 1996, the case was ordered transferred to the United States District Court for the District of Massachusetts. The Company is not able to estimate the amount of damages, if any, which might result from Enviromed's claims against the Company but, believes that in no event would any such damages be an amount which would have a material adverse effect on the Company. The Company has agreed to indemnify the IPO Representatives for any losses they might incur, including reasonable attorney's fees and expenses, as a result of the Enviromed lawsuit.

     Trinity Biotech plc ("Trinity") and Eastcourt Limited ("Eastcourt") have filed Schedule 13Ds with the Securities and Exchange Commission stating that Enviromed has sold the Common Stock held by it of record to Flambelle Limited ("Flambelle"), a wholly-owned subsidiary of Trinity, and Eastcourt, an entity owned 50% each by Enviromed and Flambelle, on August 28, 1996. On November 1, 1996, Enviromed announced that it had disposed of its holding of shares of Eastcourt to Flambelle for consideration of $1.25 million, leaving Flambelle and Eastcourt as holders of the Selfcare Common Stock originally issued to Enviromed.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits:


The following exhibit is filed as a part of this report:


Exhibit Number    Title
--------------    -----
*+     10.50      Supply Agreement dated August 27, 1996, by and between Selfcare, Inc.,
                  Selfcare International GmbH and A. Menarini Industrie Parmaceutiche
                  Riunite S.r.L.

*+     10.51      Manufacturing Agreement for Pregnancy and Ovulation Stick/Cassette
                  Test Kits, dated September 7, 1996, by and between Nova BioMedical
                  Corp. and Selfcare, Inc.

+      27         Financial Data Schedule

*      Filed herewith
+      Confidential treatment has been requested as to a portion of this documents

b.   Reports on Form 8-K:

     No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SELFCARE, INC.

       Date: November 13, 1996          /s/ Anthony H. Hall
                                        -------------------
                                        Anthony H. Hall,
                                        Chief Financial Officer