Form 10KSB
period 1996-12-31
SELFCARE INC
filed 1997-03-28
CIK 915901

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB
                (MARK ONE)
                [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                [  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM                TO
                        COMMISSION FILE NUMBER 00-20871

                                 SELFCARE, INC.
                 (Name of Small Business Issuer in Its Charter)

                   DELAWARE                                     04-3164127
       (State or Other Jurisdiction of                       (I.R.S. Employer
        Incorporation or Organization)                     Identification No.)

 200 PROSPECT STREET, WALTHAM, MASSACHUSETTS                      02154
   (Address of Principal Executive Offices)                     (Zip Code)

                                 (617) 647-3900
                (Issuer's Telephone Number, Including Area Code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                          Name of Each Exchange
             Title of Each Class                           on which registered
--------------------------------------------------------------------------------------------
             Common Stock, $0.001                        American Stock Exchange
             per share par value

         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:
                            ------------------------
                                 Title of Class

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
Yes X    No    .
   ----    ----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's revenues for its most recent fiscal year ended December 31, 1996 were $19,062,788.

     The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the registrant's stock on the American Stock Exchange on February 28, 1997 was $67,631,615.

     As of March 12, 1997 the Registrant had 7,934,537 shares of common stock, par value $0.001 per share, outstanding.

     Transitional Small Business Disclosure Format (check one):  Yes    No X
                                                                    ---   ---

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Items 9, 10, 11 and 12 of Part III of this Annual Report on Form 10-KSB is hereby incorporated by reference from the Company's definitive Proxy Statement with respect to its 1997 Annual Stockholders' meeting to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.
================================================================================

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT.

     Selfcare, Inc. (the "Company" or "Selfcare"), was incorporated in Delaware on August 25, 1992 and acquired its predecessor company, Superior Sensors, Inc. by merger on September 15, 1992. The company's principal executive offices are located at 200 Prospect Street, Waltham, Massachusetts 02154 and its telephone number is (617) 647-3900.

BUSINESS OF REGISTRANT.

  Principal Products, Markets and Strategy

     Selfcare is engaged primarily in the development, manufacture and marketing of self-test and self-care products for the diabetes, women's health and infectious disease markets.

     The Company's objective is to become a leading international provider of self-test diagnostic products, while expanding into complementary self-care product lines and extending its retail distribution capabilities through the addition of other self-care products targeted primarily at the Company's principal markets. The Company is pursuing a business strategy which incorporates the following principal elements: (i) focus on diabetes, women's health and infectious diseases to exploit growth opportunities in these markets in both the United States and internationally; (ii) leverage the Company's technology base to develop new self-test products and to lower production costs;
(iii) promote products used by physicians and laboratories to facilitate market acceptance of new self-tests; (iv) utilize the Company's retail distribution network and customer relationships to launch new products rapidly; (v) continue to pursue private label arrangements with major retailers to increase market penetration; (vi) target value-conscious consumers with low-cost, high-quality products; (vii) seek and expand strategic alliances and other transactions to develop or acquire technologies for new self-test diagnostic and other self-care products.

  Product Overview

     The products currently marketed by the Company consist primarily of pregnancy self tests and infectious disease diagnostic test kits for the professional market. In addition, shortly after the end of the last fiscal year, the Company agreed to acquire a line of nutritional supplements which are expected to contribute significantly to the Company's revenues. The Company's pregnancy self tests are supplied by third-party manufacturers, principally Princeton BioMeditech Corporation ("Princeton"), and marketed by the Company in the United States and Europe under the Selfcare brand name as well as private labels. The Company's infectious disease diagnostic kits are manufactured and marketed outside the United States, primarily to healthcare professionals. Selfcare also has several products and technologies under development which address each of the Company's target markets and are important to the Company's growth prospects. The Company's current products as well as products under development are described more fully below.

  Diabetes Products under Development

     The New System. The Company's principal product for the diabetes market is an electrochemical, biosensor-based blood glucose monitoring system to be distributed by LifeScan, Inc., a subsidiary of Johnson & Johnson ("Lifescan"). The system consists of an instrument, referred to as a meter, and a disposable test strip. The meter component of the system incorporates all of the significant features of the leading systems currently on the market, including results displayed in less than 30 seconds, a large, easy-to-read display to assist visually impaired users, and a simple user interface. The test strips to be used with the system have been improved by the implementation of careful process control in the manufacturing of such strips which the Company believes will result in a more consistent product than the test strips currently on the market. In September 1996, the Company received regulatory clearance from the U.S. Food and Drug Administration (the "FDA") for the system. In conjunction with LifeScan, the Company subsequently undertook certain enhancements to the user interface features for the system. However, the underlying chemistry and function of the disposable strips for the enhanced version of the system (hereinafter referred to as the "New System") were not changed from those of the prior version of the New System.

     To operate the New System, a user first calibrates the meter for use with a particular test strip by a simple push-button operation. The test strip is then inserted into the meter, which automatically activates in a standby mode. The user then places a small blood sample obtained by a finger prick on the end of the test strip, which senses the size of the necessary sample and automatically runs the test when the necessary amount of blood is available, providing results in less than 30 seconds.

     The Company and LifeScan expect the New System to become one of LifeScan's principal blood glucose monitoring products, supplementing LifeScan's existing photometric systems. Although LifeScan is currently the leader in the home blood glucose monitoring market, with a U.S. market share of over 40% in 1995, LifeScan does not currently market an electrochemical blood glucose monitoring system. The Company believes that the addition of the New System to LifeScan's current product line will allow LifeScan to continue to compete successfully in the blood glucose monitoring market. According to a recent Frost & Sullivan report, the U.S. blood glucose monitoring market (including both the home and professional markets) was approximately $1.1 billion in 1995 and is expected to grow at a compound annual rate of approximately 19% from 1994 to 2001.

     On October 9, 1996, the Company and LifeScan entered into a distribution agreement (the "Distribution Agreement") with respect to the New System, pursuant to which Selfcare will supply the New System to LifeScan and LifeScan will be the exclusive, worldwide distributor of the New System. In February 1997, the Company submited a pre-market clearance notification (a "Section 510(k) Notification") to the FDA pursuant to Section 510(k) of the Federal Food, Drug and Cosmetics Act, as amended (the "FDC Act"), seeking permission from the FDA ("FDA Clearance") to begin commercial distribution of the New System. Selfcare currently believes that it can complete development, receive FDA Clearance and commence shipments of the New System as early as the first half of 1997. However, no assurance can be given that these events will occur or will not be delayed. The failure of any of these events to occur would have a material adverse effect on the Company's business, financial condition and results of operations.

     Generic Test Strips. Many companies in the blood glucose monitoring industry market products based on an electrochemical, biosensor technology. A complete system consists of a meter and a disposable test strip. Selfcare plans to develop, manufacture, and market disposable, electrochemical, biosensor test strips which can be used in electrochemical blood glucose monitoring meters currently sold by the other leading manufacturers in the United States and Europe. Under the terms of the LifeScan Alliance, the Company cannot develop a generic test strip for the New System. However, the Company is developing generic test strips for use with several other meters, including MediSense's ExacTech(TM) and Companion 2(TM), Bayer's Glucometer Elite(TM) and Boehringer Mannheim's Accu-Chek(R) Advantage(TM). On June 28, 1996, the Company obtained FDA Clearance for its first generic test strip, which is compatible with the ExacTech system sold by MediSense.

     The functions of the principal components of all electrochemical blood glucose meters are similar. The design of test strips, however, varies in both dimensions and materials, because some features are unique to each meter. The general strip design is a multi-layer sandwich of materials that receives a collected blood sample and allows the sample to be analyzed in a meter which then provides a reading which can be used by the patient to take actions to regulate his or her blood glucose level through medication, exercise and diet.

     Selfcare believes that it has developed manufacturing technology to enable it to be the first company to produce high quality generic test strips at a cost which is as low as, or lower than, those made by most manufacturers of branded test strips. To achieve this goal, Selfcare has established multi-disciplinary development teams which are able to work on several products in parallel. The goal of each team is to design a new test strip configuration for each target branded product which, while delivering equivalent or superior results, uses less expensive materials and is simpler to construct. At the same time, the teams hope to maintain the general similarities among the test strips which may lead to efficiencies in manufacturing.

     The Company intends to sell the generic test strips under the Selfcare brand name through the low cost distribution channels which Selfcare has already established for its women's health self-test diagnostic products in the United States and Europe. See "Marketing and Sales." In the future, the Company may offer its generic strips to retailers as private label products. The Company intends to commence marketing its generic test strip designed to be compatible with MediSense's ExacTech system under the name "Excel(TM)," initially in the United States in 1997.

     The Company currently plans to manufacture future blood glucose-related products at the Company's facility in Inverness, Scotland (the "Inverness Facility"), with the exception of the generic strip for the MediSense ExacTech system, which will be manufactured at the Company's facility in Galway, Ireland (the "Galway Facility").

     In August 1996, the Company, through a wholly-owned subsidiary, Selfcare International GmbH, entered into a supply agreement with A. Menarini Industrie Farmaceutical Riunite S.r.L. of Florence, Italy ("Menarini"). The agreement provides that the Company will be a principal supplier to Menarini of blood glucose strips distributed or to be distributed by Menarini in selected markets in Europe and certain countries in other parts of the world. The blood glucose test strips will be manufactured at the Inverness Facility. The Company expects shipments under this agreement to commence in the second half of 1997. Under the agreement, Menarini is subject to certain minimum purchases of products from the Company, and the Company has agreed not to supply any third party with such products in the selected markets for the term of the agreement.

  Women's Health Products

     Selfcare is currently marketing pregnancy and ovulation prediction self tests which the Company purchases from third-party manufacturers, principally Princeton BioMeditech Corporation ("Princeton"), and then repackages under private labels, as well as under the Selfcare brand. In order to reduce product costs and ensure quality, Selfcare is in the process of developing its own manufacturing capabilities for these tests. The Company believes that pregnancy and ovulation prediction tests to be manufactured by Selfcare will be of the same quality as the tests that are now currently obtained from contract suppliers. In September 1996, the Company entered into an agreement with Nova Biomedical Corporation ("Nova") pursuant to which Nova agreed to repackage and supply Selfcare with early pregnancy and ovulation test kits. Under such agreement, the Company has agreed to purchase a minimum quantity of specified products from Nova. The Company is also developing a birth control aid for introduction in markets outside the United States.

     Pregnancy Products. Selfcare markets a full line of pregnancy self-test kits from various manufacturers in both stick and cassette versions. The stick version has an exposed wick which absorbs urine when placed in the urine stream, while the cassette version requires the user to first collect a urine sample in a cup and then utilize an enclosed dropper to place the urine sample in the test well. Both versions employ identical technology enabling the display of visual results in approximately three minutes.

     Ovulation Prediction Products. Selfcare's LH ovulation prediction tests, marketed as the Early Ovulation Predictor under both the Selfcare brand name and private labels, provide 24 to 48-hour notice of when ovulation is likely to occur. By identifying the days when a woman is most fertile, these tests assist couples in their family planning. The Early Ovulation Predictor has an easy-to-use and easily read self-test cassette which is used by applying a urine sample to the sample well with a supplied dropper. Clinically accurate results are available in approximately three minutes.

     Birth Control Aid. The Company is co-developing a birth control aid with Princeton which will allow a woman to accurately identify the six-day period when she is likely to be able to conceive. Selfcare's birth control aid is designed to allow a woman to perform the test at any time during her monthly cycle, and will yield the information on her fertility status almost immediately utilizing an easy-to-use and read test device similar to the Company's pregnancy tests and fertility monitors. The Company's birth control aid will be a urinebased, estrogen and progesterone test which will give 72-hour notice of ovulation and also indicate the end of a woman's fertile period. The system will use a meter to read a test strip, and will have the capability to store previous test results, as well as to prompt the user to commence testing. To date, the FDA has not permitted such products to be marketed as a contraceptive aid in the United States. Accordingly, this product will initially be introduced in European countries where such claims are permitted. Unilever Corporation ("Unilever") has recently introduced a birth control product in the United Kingdom which uses a urine strip and an instrument and currently has a similar product in clinical trials in the United States. Selfcare believes that it may benefit from Unilever's effort to bring a birth control product to the U.S. market. However, there can be no assurance that any such product will be approved for commercialization in the United States.

     CarePlus. Selfcare has recently commenced marketing in the United States a contraceptive product called CarePlus(TM) under the Selfcare brand which consists of condoms and spermicide inserts, in packaging designed to appeal to women.

  Nutritional Supplement Lines

     On February 19, 1997, the Company acquired from American Home Products ("AHP") the U. S. rights to several nutritional supplement product lines (the "Nutritional Supplement Lines"), which had domestic sales of approximately $24 million in 1996 ("the "Nutritional Supplement Lines Acquisition"). The Stresstabs(R), Allbee(R) and Z-Bec(R) product lines included in the Nutritional Supplement Lines Acquisition currently represent, according to industry sources, approximately a 29% share of the B-complex vitamin category sold through U.S. drug, food and mass merchandising retail chains. The following table summarizes those Nutritional Supplement Lines which the Company believes will form an important part of its retail marketing strategy:

     NUTRITIONAL SUPPLEMENT PRODUCT                           DESCRIPTION
----------------------------------------   --------------------------------------------------
Stresstabs*.............................   B-complex vitamin with folic acid (daily
                                           supplements of folic acid have been shown to be
                                           important in preventing various neural tube
                                           defects (NTDs) such as spina bifida and
                                           anencephaly)
Stresstabs with Iron*...................   B-complex vitamin with folic acid and iron
Stresstabs with Zinc....................   B-complex vitamin with folic acid and zinc
Ferro-Sequels(R)*.......................   Iron supplement (iron supplements help prevent
                                           anemia associated with menstruation and other
                                           women's health conditions)
Posture(R)..............................   Calcium supplement (a calcium-rich diet is
                                           believed to be the most effective way of
                                           preventing osteoporosis)
Protegra(R).............................   Antioxidant multivitamin and mineral supplement
Allbee..................................   B-complex vitamin with Vitamin E and Vitamin C
Z-Bec...................................   B-complex vitamin with Vitamin C, Vitamin E and
                                           zinc

---------------

* Products formulated to address certain women's health requirements.

     In connection with the Nutritional Supplement Lines Acquisition, the Company and AHP entered into supply agreements, pursuant to which AHP agreed to supply the Company with the products for the Nutritional Supplement Lines for up to one year after the closing of the acquisition. The Company will purchase such products at agreed upon prices from AHP in quantities based on quarterly forecasts provided by the Company. AHP will manufacture such products itself, or, in the case of products it does not currently manufacture, obtain them from third party suppliers. AHP has agreed that the Nutritional Supplement Lines supplied pursuant to such agreements will conform to agreed upon specifications and that they will be manufactured in compliance with applicable laws and regulations, including the FDC Act and CGMPs. After the one-year period lapses, the Company will be required to establish alternative supply arrangements for the products.

     In addition, the Company assumed responsibility for all marketing and sales functions for the Nutritional Supplement Lines, as well as certain administrative functions, including customer service. The Company also will become responsible for other administrative functions, including order receipt, billing and collection, and the distribution of all products on May 20, 1997. The Company is marketing the Nutritional Supplement

Lines through its existing retail distribution channels, and will seek to expand sales through trade allowances, increased advertising and promotion, and cross-merchandising with other Selfcare products. The Company will also reposition the brands which address specific women's nutritional needs through redesigned packaging and increased emphasis on the products' self-care benefits for women. The Company expects to continue to expand its women's health product line with products supplied by or co-developed with third party manufacturers, as well as products developed by the Company.

     Stresstabs, Ferro-Sequels, Posture, Protegra, Albee and Z-Bec, are registered trademarks of American Home Products.

  Infectious Disease Products

     Selfcare is currently marketing a wide array of professional diagnostic test kits for infectious disease agents, including human immunodeficiency viruses ("HIV"), hepatitis and Lyme disease. In addition, the Company is developing self-test products for HIV 1/2 and Strep-A. Orgenics, Ltd., an Israeli company ("Orgenics") in which the Company owns an interest and is in the process of completing the acquisition, (see "Strategic Transactions -- Orgenics Acquisition") also markets professional diagnostic kits for HIV, hepatitis and other infectious disease agents, including chlamydia, and is developing several professional diagnostic products in various formats for a variety of other infectious diseases.

     HIV Tests. Selfcare produces two visually-read, rapid test HIV products for the emergency blood screening and clinical diagnostic markets. The first of these tests, the rapid test device ("RTD"), is a membrane-based, rapid enzyme immunoassay ("EIA") test employing recombinant HIV-1 and HIV-2 coated latex attached to a plastic membrane as an antibody capture mechanism. This product has been on the market since June 1991 and is registered for sale in India, a number of European countries, as well as many countries in Africa and the Middle East. The second test is in a patented format licensed from Cambridge Biotech Corporation ("Cambridge Biotech") under the trademarked name Capillus(TM). Capillus is an instrument or visually-read latex agglutination assay employing an acrylic capillary slide to achieve agglutination. The instrument is a simple, low cost, battery-run photometer. The World Health Organization regularly purchases HIV tests for shipment to developing countries, such as India, to be used in major government AIDS control programs. Currently, approximately 33% of the Indian government's requirements for HIV rapid tests are purchased from the Company through the World Health Organization. Approximately the same percentage of such requirements is purchased from Orgenics; accordingly, upon the completion of the Orgenics Acquisition, the Company will be the supplier of approximately two-thirds of these requirements. However, there can be no assurance that the Company will be able to maintain this market share in the future.

     The Company also produces an HIV 1/2 microtiter plate screening assay that is used mainly in blood collection and donation centers. Three individual EIA products are also produced for hepatitis-D antigen, total antibody and IgM in human blood serum. Sales are mainly under private label to Murex Ltd. and Sanofi Pasteur.

     In January 1997, Selfcare entered into an agreement with ChemTrak Incorporated ("ChemTrak") pursuant to which ChemTrak appointed Selfcare as its exclusive distributor in Europe, Scandinavia and certain other countries formerly comprising the U.S.S.R., including Russia (the "European Territory") of ChemTrak's home collection and mail-in HIV testing system for which FDA approval is currently pending. As part of this agreement, Selfcare agreed to pursue regulatory approval of the system in each country comprising the European Territory. In addition, Selfcare agreed to establish and operate one or more central testing facilities and offer counseling services to report results and offer counseling to users of the system. ChemTrak retains the right to convert the Company's exclusive distribution rights into non-exclusive rights upon the occurrence of certain events, including the Company's failure to make certain regulatory filings and the Company's failure to maintain market share goals. There can be no assurance that Selfcare will be successful in obtaining the necessary regulatory approvals in Europe, in establishing satisfactory testing facilities and counseling services or in successfully commercializing the system in Europe.

     The Company believes that a home HIV test program using technology currently available or under development by the Company may be marketable in certain European countries in late 1997, although no assurance can be given that necessary regulatory approvals for such a test will be obtained by such time, or at all. The Company anticipates that it will develop or acquire HIV self tests in different formats as necessary for the introduction of such tests in other countries, including the United States, following the initial marketing of these tests in Europe. In each case, the Company will be required to obtain certain regulatory approvals before marketing such tests and no assurance can be given that such approvals will be obtained.

     Selfcare is also developing an educational and testing program called CarePlan to be used in conjunction with the Company's HIV self tests. The educational material explains the spread of the virus, risk behavior, and how to reduce risk and exposure. The Company believes that normal medical channels may not meet the needs of the population at risk because many people suffer from embarrassment, fear the loss of confidentiality, or do not have a regular doctor. In contrast, a research program conducted by the Centers for Disease Control and Prevention revealed that 29% of adults in the United States would use a confidential HIV home test.

     Accordingly, Selfcare believes that a significant potential market exists for an easy and completely private HIV self-test method. Home Access and Direct Access are currently selling home collection and mail-in HIV testing and telephone counseling services in the United States. These services (and other tests for which FDA authorization is currently being sought), provide a user with instructions and material for taking a small home-drawn blood sample which the user then mails to a designated laboratory where the actual test is performed. A week after sending in the sample, the user telephones the laboratory to obtain the results on an anonymous basis. If the result is positive, the caller is offered immediate access to a counselor. By comparison, under the protocol of the CarePlan educational and testing program being developed by Selfcare, the test will be performed by the user entirely at home, producing a randomized, coded result in less than 15 minutes. The user may then immediately call a toll-free number, report the code anonymously, and be informed whether the result is negative or inconclusive. If the result is inconclusive, the caller is advised to consult their physician for a confirmatory test and then, if necessary, to consult with a counselor. Although the Company believes that the availability of immediate test results may give CarePlan a significant advantage over the mail-in HIV testing services of the type for which FDA Clearance has been obtained, there are substantive regulatory and political obstacles, both in the United States and abroad, which must be overcome before an HIV self test such as CarePlan can be commercialized. There can be no assurance that these obstacles can be overcome in a manner which will allow the Company to successfully market an HIV self test.

     Selfcare recognizes that there are significant barriers to the introduction of HIV self tests such as CarePlan. Despite the fact that many current recipients of professional clinical laboratory test results do not receive counseling even if they test positive for HIV, the FDA has expressed concern about allowing individuals to receive test results without counseling. The Company's HIV self test is being designed so that if a test result is not negative, the person will be counseled to see their physician for a confirmatory test which would lead to appropriate medical and professional treatment and/or counseling. Such counseling is desirable to stop the possibility of inadvertent spreading of the disease, to counsel and advise on safe sex practices to stop the spread of the epidemic, as well as to promote the emotional well being of the patient. The issue of "error proofing" the home self tests is also a significant concern. The mail-in HIV testing services that are currently available require the patient to collect a sample at home, which is then sent to and analyzed in a laboratory. The FDA has expressed concern about ensuring the integrity of the collection of the sample and interpretation of results. The Company believes the FDA will have additional concerns with respect to HIV self tests which are designed to be interpreted at home. Despite the political and regulatory barriers in the industrialized world, Selfcare is positioning itself to compete in the consumer market for HIV self tests, and is already marketing clinical diagnostic products, including products for use in public health programs in certain developing countries. Selfcare believes it has the ability to market HIV self-testing and educational programs, and intends to be poised to enter the market if regulatory barriers are overcome.

     Other Infectious Disease Tests. In addition to its HIV tests, the Company produces two separate Western Blot kits to distinguish between early and late infections of Lyme disease which if left untreated can lead to severe arthritis and brain damage. The Company expects to produce and sell an improved Lyme disease test kit in 1997. Selfcare will seek to provide other companies with private label products manufactured by Selfcare which utilize the Western Blot test technology.

     Orgenics manufactures professional diagnostic test products based on several proprietary technological systems including genetic assays, immunoassays, rapid tests and confirmatory tests using multiple antigens. These tests, or adaptations of them, are applicable to detecting a wide variety of infectious diseases and agents, including HIV-1 and HIV-2, hepatitis, and chlamydia. Orgenics' products are designed to enable small-to-medium-sized laboratories to analyze low volumes of tests economically. In May 1995, Orgenics introduced a new product, DoubleCheck(TM), a single sample, compact diagnostic device which, in its first commercialized application, detects HIV in saliva and blood serum samples in less than ten minutes, making it suitable for use in physicians' offices and other patient point-of-care sites. Orgenics is also in the advanced stages of development of a DoubleCheck test which will detect H. pylori (a bacterium associated with stomach ulcers and stomach cancer), as well as a new, easily performed DNA probe-based genetic assay test called GeneComb(TM), which Orgenics believes will substantially reduce the time required to perform testing for genetic material, including HIV. Orgenics' current products are sold in more than 20 countries, principally in Europe, Latin America, Africa and Asia. Orgenics has obtained regulatory approval for sale of its DoubleCheck HIV test in France and Latin America, has FDA Clearance for ImmunoComb(R) for chlamydia, cytomegalovirus and toxoplasmosis, and intends to submit a Section 510(k) Notification for H. pylori. The DoubleCheck and ImmunoComb test formats are immunoassay-based tests which detect the presence of infectious disease agents.

MARKETING AND SALES

  United States

     In the United States, Selfcare has created an effective, low overhead sales network. The Company's network utilizes independent, commissioned retail brokers in conjunction with the Company's direct sales personnel. The Company's sales efforts are currently focused on large drug, food and mass merchandising retail chains, as well as wholesalers who service smaller accounts. The Company currently contracts with its broker agencies geographically distributed across the United States. The LifeScan Alliance contemplates that the New System will be distributed worldwide exclusively by LifeScan, whose marketing resources can more effectively leverage this technology.

     Self-Test Products. Selfcare is taking steps to enter the generic electrochemical blood glucose test strip market against established, branded competition. The Company believes that it can produce test strips to be used with the electrochemical blood glucose monitoring systems marketed by certain major manufacturers at a lower cost to consumers than branded test strips. On June 28, 1996, Selfcare obtained FDA Clearance for the first of its generic test strip products. Selfcare intends to sell its generic blood glucose test strips through its existing self test distribution network.

     The Company currently markets several over-the-counter pregnancy and ovulation prediction self tests. The Company purchases its pregnancy and ovulation prediction self tests from third-party manufacturers and repackages them for sale. These tests are marketed under both the Selfcare label and a variety of private labels through major drug, food store and mass merchandising chains. Selfcare pregnancy products are currently available in approximately 55% of pharmacy chain outlets in the United States and are becoming available in new outlets. Selfcare has recently commenced marketing CarePlus under the Selfcare label through major drug, food store and mass merchandising chains in the United States.

     Nutritional Supplements. In connection with the Nutritional Supplement Lines Acquisition, the Company assumed responsibility for all marketing and sales functions for the Nutritional Supplement Lines, as well as certain administrative functions, including customer service. The Company also will become responsible for other administrative functions, including order receipt, billing and collection, and the distribution of all products on May 20, 1997. The Company is permitted to use packaging and labels bearing the names of AHP and its affiliates for the Nutritional Supplement Lines until AHP's current inventory of such packaging and labels is exhausted. After such time, the Nutritional Supplement Lines will bear packaging and labels designed by the Company and will not contain references to AHP or its affiliates. The Company is marketing the Nutritional Supplement Lines through its existing retail distribution channels, and will seek to expand sales through trade allowances, increased advertising and promotion, and cross-merchandising with other Selfcare products. The Company will also reposition the brands which address specific women's nutritional needs through redesigned packaging and increased emphasis on the products' self-care benefits for women.

  International

     Initially, the Company's international marketing will focus on developing a distribution network in Europe. The Company has assembled a ten-person sales and marketing staff based in Brussels, Belgium and Munich, Germany. The Company believes that the nature of the distribution of self-test products differs from country to country. In particular, the distribution of medical products in Europe is characterized by numerous, small pharmacies and drug store chains as opposed to large, national retailers. The Company intends to focus its initial efforts at marketing women's health products and generic blood glucose test strips in Germany and the United Kingdom.

     In August 1996, the Company entered into an agreement to become a principal supplier of blood glucose test strips to Menarini which plans to distribute these strips in selected markets in Europe and certain countries in other parts of the world.

STRATEGIC TRANSACTIONS

     An important part of Selfcare's business strategy is to enter into strategic alliances and licensing arrangements with third parties, primarily medical products companies, for the development and distribution of certain products. The Company also pursues a strategy of selective acquisitions of companies, assets and technologies which it believes will enhance its ability to deliver innovative self-test diagnostic products to the marketplace at low cost.

  Cambridge Diagnostics Acquisition

     In November 1994, Selfcare acquired Cambridge Diagnostics from Cambridge Biotech, which at that time was operating in Massachusetts under Chapter 11 of the U.S. Bankruptcy Code. Cambridge Diagnostics, located in Galway, Ireland, produces three categories of tests for infectious disease as well as packages products for the Company's European customers, including pregnancy tests, birth control and other women's health products. At the time of the acquisition, Cambridge Diagnostics (then known as Cambridge Biotech Limited) was operating under the protection of a court-appointed examiner in a procedure analogous to a Chapter 11 reorganization under U.S. bankruptcy law. Pursuant to the acquisition agreements, the terms of which were approved by the United States Bankruptcy Court and the Irish High Court, Selfcare acquired all of Cambridge Diagnostics' issued and outstanding capital stock and, pursuant to certain license agreements, acquired certain technologies necessary for the production of Cambridge Diagnostics' HIV 1/2 RTD, Capillus, Rapid Test and Lyme disease test kits for an aggregate of $2.1 million and the assumption of certain liabilities. In addition, the Company furnished Cambridge Diagnostics with a $900,000 unsecured working capital line of credit. Under the terms of Cambridge Biotech's license agreements with Pasteur Sanofi Diagnostics, Cambridge Biotech could not assign or sublicense its rights with respect to certain of these technologies (the "Pasteur HIV Technologies") directly to the Company. In order to allow the Company to have access to such technologies, Selfcare and Cambridge Biotech formed an affiliate, Cambridge Affiliate Corporation ("Cambridge Affiliate"), 51% owned by Cambridge Biotech and 49% owned by Selfcare. A series of contracts was entered into between Cambridge Affiliate and Cambridge Diagnostics, pursuant to which Cambridge Diagnostics manages Cambridge Affiliate and manufactures and sells products on behalf of Cambridge Affiliate. Cambridge Affiliate is managed and funded separately from Selfcare and Cambridge Diagnostics. In return for these goods and services, Cambridge Affiliate pays to Cambridge Diagnostics an aggregate amount equal to its net revenues from sales of the products, less (i) operating expenses attributable to such products (including the royalties which Cambridge Affiliate pays to Cambridge Biotech), and (ii) an amount equal to 10% of the royalty payments payable by Cambridge Affiliate. The additional 10% of royalties deducted is designed to create a retention within Cambridge Affiliate to cover its operating costs. The royalties paid by Cambridge Affiliate to Cambridge Biotech are equal to the royalties owed by Cambridge Biotech to Pasteur Sanofi Diagnostics. See Note 12(c) to the Consolidated Financial Statements.

     Prior to the Cambridge Diagnostics Acquisition, Cambridge Diagnostics had received certain capital expenditure and revenue grants from the Industrial Development Authority of Ireland (the "IDA"). As a condition to retaining the grants, the IDA requires Cambridge Diagnostics to maintain a certain number of employees in Ireland. The IDA also prohibits the Company from disposing of assets or terminating business activities that were funded by the grants within 10 years of such grants. As of December 31, 1996, Cambridge Diagnostics was not in compliance with the employment provisions of the grants. As a result, the IDA could require Cambridge Diagnostics to repay capital expenditure and revenue grants totaling 774,000 Irish pounds (approximately $1.3 million in December
1996). The IDA has not historically pursued its right to recoup these grants from Cambridge Diagnostics and, as of December 31, 1996, Cambridge Diagnostics management believes that the IDA is unlikely to do so, provided that Cambridge Diagnostics does not terminate its operations in Ireland. If the IDA did pursue its rights to recoup these grants, it could have a material adverse effect on the Company and Cambridge Diagnostics.

     Selfcare financed the acquisition of Cambridge Diagnostics by utilizing a bank line of credit and subsequently refinanced the amount borrowed through the issuance of an aggregate of $3.0 million in original principal amount of 10% promissory notes (the "Cambridge Diagnostics Notes"), together with attached warrants having an aggregate purchase price of $30,000 (the "Cambridge Diagnostics Warrants"), to certain individuals, including Ron Zwanziger, the Company's Chairman and Chief Executive Officer, Dr. David Scott, Managing Director of Inverness Medical Limited ("Inverness"), and Willard Lee Umphrey and John F. Levy, each a director of the Company. The Cambridge Diagnostics Notes are due March 31, 1998 and bear interest at the rate of 10% per annum. Upon certain events of default by the Company, the noteholders may demand full or partial payment of the notes and the accrued interest. As a fee for placement of the Cambridge Diagnostics Notes, Selfcare issued an aggregate of 119,834 shares of Common Stock to U.S. Boston Capital Corporation, an entity owned by Willard Lee Umphrey, a director of the Company, and Mr. Leon Okurowski. Additionally, the Company issued 92,950 shares of Common Stock to Mr. Zwanziger for his personal guarantee of the Cambridge Diagnostics Notes.

     In July 1996, the Company entered into agreements with holders of $2.75 million in principal amount of the Cambridge Diagnostics Notes in order for the Company to obtain approval for listing of the Common Stock on the American Stock Exchange (the "AMEX"). Pursuant to such agreements, the principal amount of the notes were to be automatically converted into shares of Common Stock if the Company's stockholders' equity as of November 30, 1996 were determined to be less than $4.0 million. The Company stockholders' equity as of such date was $14.9 million, as a result, the Company became obligated to repay such notes on or about December 31, 1996. In December 1996, the Company entered into agreements (the "First Extension Agreements") with holders of substantially all of the Cambridge Diagnostics Notes pursuant to which such holders agreed to defer repayment of the principal amount of their notes until January 15, 1998. In consideration of such deferral, the Company agreed to issue warrants to purchase an aggregate of 54,090 shares of Common Stock to such holders, exercisable at any time within the next five years and at an exercise price of $12.875 per share. The Company's reason for entering into the First Extension Agreements was to extend the payment date of the Cambridge Diagnostic Notes from December 31, 1996 to January 1998, in order to preserve liquidity.

     The number of shares of Common Stock issuable pursuant to the Cambridge Diagnostics Warrants is equal to 69% of the net sales of Cambridge Diagnostics for the fiscal year preceding the repayment of the Cambridge Diagnostics Notes, divided by $32.87. Based on this formula and Cambridge Diagnostics' net sales for fiscal year 1995, had the Cambridge Diagnostics Notes been repaid on December 31, 1996, all of the Cambridge Diagnostics Warrants would have become exercisable for an aggregate of 1,142,635 shares of Common Stock. Pursuant to the First Extension Agreements, such holders agreed that their Cambridge Diagnostics Warrants would become exercisable as if the Cambridge Diagnostics Notes had been repaid on December 31, 1996. As a result, the number of shares of Common Stock issuable pursuant to such Cambridge Diagnostic Warrants will be based on the net sales of Cambridge Diagnostics in 1995. On December 31, 1996, the holders of $2.6 million in principal amount of the Cambridge Diagnostics Notes, including substantially all of the holders who were subject to the First Extension Agreements, entered into agreements (the "Second Extension Agreements") to terminate and cancel their Cambridge Diagnostics Warrants, in exchange for which the Company agreed to transfer to such holders, for no additional consideration, an aggregate of 990,050 shares of Common Stock on the earlier of January 15, 2000 or the occurrence of a change in control (as defined in the Second Extension Agreements) of the Company. Of the holders of the remaining $400,000 in principal amount of the Cambridge Diagnostics Notes, the holders of $375,000 in principal amount of such notes remain parties to the First Extension Agreements. The Company's reason for entering into the Second Extension Agreements was to amend the terms of the Cambridge Diagnostic Warrants, in order to fix the terms of the Cambridge Diagnostic Warrants and eliminate the associated noncash interest charges.

     The licenses of the Pasteur HIV Technologies to Cambridge Biotech are non-exclusive and cover diagnostic test kits in finished form embodying the Pasteur HIV Technologies. The territorial scope of the licenses is worldwide, with the exception of exclusive rights which Pasteur Sanofi Diagnostics asserted to have granted in the Pasteur HIV Technologies to Genetic Systems Corporation ("Genetic Systems") in the United States, Canada, Mexico, Australia, New Zealand and India (the "Excluded Countries"). However, the licenses provide that, to the extent that Pasteur Sanofi Diagnostics recovers the right to practice the patents underlying the Pasteur HIV Technologies in the Excluded Countries, Cambridge Biotech is entitled to non-exclusive rights in such technology in such countries. In 1990, Pasteur Sanofi Diagnostics acquired ownership of Genetic Systems, whereupon Cambridge Biotech commenced selling products incorporating the Pasteur HIV Technologies in the United States. These activities were challenged in a patent infringement lawsuit filed in bankruptcy court in March 1995 by Institut Pasteur, the minority stockholders of Pasteur Sanofi Diagnostics and Genetic Systems. In September 1995, the bankruptcy court ruled in favor of Cambridge Biotech on this issue, and Institut Pasteur and Genetic Systems Corporation subsequently filed an appeal in district court. The date for the appeal hearing is unknown. If the bankruptcy court decision were reversed on appeal, the territories to which Cambridge Affiliate could sell HIV-related products would be limited and this could have a material adverse effect on the Company.

     In May 1996, Cambridge Biotech proposed plans of reorganization under Chapter 11 that contemplated the sale of its diagnostics business to bioMerieux Vitek, Inc. ("bioMerieux"). Under the terms of the proposed sale, bioMerieux would succeed to Cambridge Biotech's interest in Cambridge Affiliate, and bioMerieux would acquire effective control of rights to practice the patents of Syva Company ("Syva") and Pasteur Sanofi Diagnostics. Syva and Pasteur Sanofi Diagnostics objected to confirmation of a plan that would permit Cambridge Biotech to assume or transfer control of its rights as licensee with respect to their patents. On July 18, 1996, the Bankruptcy Court confirmed Cambridge Biotech's Chapter 11 plan over all objections, specifically upholding Cambridge Biotech's right to assume the Syva and Pasteur Sanofi Diagnostics licenses. Syva and Pasteur Sanofi Diagnostics immediately appealed the Bankruptcy Court's order. The Syva appeal was subsequently settled. Pasteur Sanofi Diagnostics, however, obtained orders staying the Bankruptcy Court's plan-confirmation order and the proposed sale of stock to bioMerieux pending determination of its appeal. On September 27, 1996, the United States District Court affirmed the plan-confirmation order, including Cambridge Biotech's right to assume the licenses extended to the Cambridge Affiliate. Pasteur Sanofi Diagnostics then appealed to the Court of Appeals for the First Circuit. Cambridge Biotech and bioMerieux consummated the sale in October 1996. On January 17, 1997, a three-judge panel of the First Circuit Court of Appeals ruled that Cambridge Biotech was entitled to assume its license agreements with Pasteur Sanofi Diagnostics. Pasteur Sanofi Diagnostics has 90 days from the date of the First Circuit's ruling in which to seek review by the United States Supreme Court. If such review is granted and if the Court were to overturn the prior decisions in the case, then it would be unclear whether Cambridge Biotech could continue to extend the license to Cambridge Affiliate. The failure of the Company to retain such license could have a material adverse effect on the Company.

  Inverness Facility

     In May 1995, the Company invested approximately $1.6 million for all of the shares of voting capital stock in Inverness (formerly Hebocraft Limited), a corporation organized under the laws of Scotland. A concurrent investment of approximately $1.6 million, represented by shares of 6% cumulative redeemable preferred stock of Inverness, was made by Inverness & Nairn Local Enterprise Corporation ("INLEC"). Inverness has received funds in the amount of approximately $3.6 million from the government of Scotland for equipment acquisitions, product development and employee training. The Company has guaranteed the repayment of those obligations. In addition, in June 1995, Inverness entered into a lease with Highlands and Islands Enterprises ("HIE"), an affiliate of INLEC, to rent the Inverness Facility, a 50,000 square foot production facility occupied by Inverness in December 1995 after having been constructed by HIE. The annual rent under the Inverness Facility's twenty-year lease is approximately $520,000 per year, subject to certain increases. The Company has guaranteed all payments by Inverness under the terms of the lease, although Inverness is not obligated to pay rent for the first two years of the lease. The Company is currently configuring the Inverness Facility for production of the test strips for use in the New System. The Company also plans to manufacture certain generic blood glucose test strips at the Inverness Facility including blood glucose test strips for distribution by Menarini.

  LifeScan Alliance

     In November 1995, the Company entered into an exclusive worldwide alliance and distribution agreement (the "LifeScan Alliance") with LifeScan, a subsidiary of Johnson & Johnson, which gives LifeScan certain rights to market the New System. Under the terms of the LifeScan Alliance, Johnson & Johnson Development Corporation ("JJDC"), an affiliate of LifeScan, advanced $7.0 million to the Company at the time the Company entered into the LifeScan Alliance and $6.7 million in connection with the filing by the Company on May 20, 1996 of a
Section 510(k) Notification with respect to a prior version of the New System. In September 1996, the Company received notification of FDA Clearance to begin commercial distribution of the prior version of the New System. In conjunction with LifeScan, the Company subsequently undertook certain enhancements to the user interface features for the prior version of the New System. The underlying chemistry and function of the disposable strips of the New System, however, were not changed from those of the prior version of the New System. In October 1996, the Company entered into the Distribution Agreement with LifeScan pursuant to which LifeScan is to distribute the New System. The Company intends to file in early 1997 a Section 510(k) Notification with the FDA with respect to the New System. The New System must receive FDA Clearance before it may be sold in the United States.

     As contemplated by the terms of the LifeScan Alliance, in connection with entering into the Distribution Agreement, LifeScan paid the Company a success fee of $7.0 million and JJDC converted its approximately $13.7 million in previous advances to the Company into 201,622 shares of Common Stock which represents 5% of (i) the Common Stock outstanding as of November 10, 1995, and
(ii) any shares of Common Stock issued prior to such conversion pursuant to the exercise of rights to acquire Common Stock outstanding as of November 10, 1995. In addition, under the terms of the LifeScan Alliance, the Company must issue to JJDC, for no additional consideration, shares of Common Stock equal to 5% of any additional Common Stock issued pursuant to the exercise of rights to acquire Common Stock outstanding as of November 10, 1995 (the total of all shares so issued, the "Conversion Shares"). The precise number of Conversion Shares depends on the number of shares of Common Stock which the Company is required to issue in connection with the financing of the Inverness Facility, as discussed below, as well as the vesting and exercise of options and warrants. However, the Company estimates that the number of additional Conversion Shares which JJDC will acquire is approximately 278,572.

     The Distribution Agreement provides that it will remain in effect through December 31, 2010. It may be terminated earlier by either party upon the happening of certain events, including a default on the part of the other party not cured within applicable grace periods. The Distribution Agreement entitles LifeScan to purchase from the Company the meters, test strips and related components comprising the New System (collectively, "System Components") after the Company has notified LifeScan that it is prepared to commence commercial production of the New System. The Distribution Agreement provides that the Company will be LifeScan's exclusive supplier of System Components, subject to certain rights of LifeScan described below to make or obtain System Components from others if the Company fails to meet its supply obligations. The Distribution Agreement provides for periodic forecasts by LifeScan of its planned purchases. If these forecasts exceed certain levels, the Company is entitled to give notice to LifeScan if the Company anticipates that it will be required to incur capital expenditures to meet LifeScan's anticipated requirements of certain System Components. If the Company gives such a notice, LifeScan must either agree to make certain payments to the Company if its actual purchases fall short of projections by a specified margin, or the Company will not be required to supply LifeScan's full forecast of such System Components.

     Under the Distribution Agreement, the price per test strip varies depending on the volumes purchased, while the price for System Components other than test strips is the Company's cost, including appropriate allocations of overhead. If the sale of test strips to LifeScan ceases to be profitable for the Company, the price for test strips shall be such amount as gives the Company a commercially reasonable profit. If the Company and LifeScan do not agree on this price, it is subject to arbitration pursuant to a specified procedure. LifeScan is required to purchase specified amounts of test strips beginning in 1998, subject to adjustment if the Company has not obtained FDA Clearance by June 1, 1997. If LifeScan's purchases of test strips fall below a certain level following calendar year 2001, the Company may terminate the Distribution Agreement. The Distribution Agreement does not otherwise require LifeScan to make any purchases from the Company.

     The Distribution Agreement prohibits the Company from selling instruments, test strips or related components which are designed to be used with other components of the New System to anyone other than LifeScan. This restriction will cease to apply if LifeScan introduces a competing electrochemical system for self testing of blood glucose not sourced from the Company prior to January 1, 2000. The Company is also prohibited from selling components of a complete electrochemical system to measure blood glucose, consisting of test strips, instruments and related components, unless LifeScan either (i) introduces an electrochemical system for home use testing of blood glucose not sourced from the Company, or (ii) fails to purchase specified minimum levels of test strips over the life of the Distribution Agreement. If this restriction on the Company terminates as a result of LifeScan's failure to purchase specified minimum volumes of test strips, the Company will remain prohibited from supplying products to any business in the home use testing market which has sales in excess of a specified amount. Under certain circumstances, if the Company fails to supply products in the volumes forecasted and ordered by LifeScan, LifeScan would automatically become entitled to produce such products itself.

     If the Company makes a Section 510(k) Notification on or before May 10, 1998 with respect to certain products relating to diabetes, LifeScan has the right to require the Company to submit a proposed form of distribution agreement for the applicable product reflecting certain agreed terms and to negotiate in good faith with respect to the terms of a distribution agreement for such product or products. If LifeScan elects to enter into a distribution agreement for such product or products, LifeScan must pay the Company $3.0 million with respect to each such product. In addition, if FDA Clearance is obtained for such product, LifeScan must pay the Company an additional $2.0 million. If the Company does not obtain written permission from the FDA to begin commercial distribution of such product within one year after LifeScan has made the $3.0 million payment with respect to the product, LifeScan may require the Company to repay that amount in eight equal quarterly installments, without interest (provided payments are made in a timely manner).

     If the Company makes a Section 510(k) Notification with respect to a novel system for the measurement of human blood glucose which does not use test strips in conjunction with an electronic meter or which does not measure an in vitro fluid sample, the Company is required to provide LifeScan with the opportunity to enter into a distribution agreement with respect to such system in accordance with general terms previously agreed to in connection with the LifeScan Alliance. There can be no assurance that the Company will enter into any additional distribution agreements with LifeScan or that LifeScan will purchase System Components under the Distribution Agreement.

  Agreement with Princeton

     On March 15, 1996, the Company entered into an agreement with Princeton which provides for the development of certain specific infectious disease tests by Princeton for marketing by Selfcare on a non-exclusive basis. The agreement also grants Selfcare an option to market under its own brand name other infectious disease tests, and certain other types of tests, developed by Princeton, on terms to be agreed. Pursuant to the agreement, the Company is also obligated to purchase specified minimum amounts of certain tests kits from Princeton through 1998 and has provided certain financing for the purchase of equipment (which will remain the property of the Company) to be used in producing tests kits for the Company. The agreement also provides that Selfcare will provide funding for the development by Princeton of a birth control aid, with respect to which the Company will have exclusive worldwide marketing rights.

  Agreement with Menarini

     In August 1996 Selfcare entered into an agreement with Menarini pursuant to which the Company became a principal supplier of blood glucose test strips for blood glucose meters distributed or to be distributed by Menarini in selected markets in Europe and certain countries in other parts of the world which Menarini currently sources from another supplier. Under the agreement, Menarini is subject to certain minimum purchases of products from Selfcare, and Selfcare has agreed not to supply any third party with such products in the selected markets for the term of the agreement. It is anticipated that distribution of the blood glucose test strips will be undertaken by the diagnostics division of Menarini, known as Menarini Diagnostics S.R.L. ("Menarini Diagnostics"). Menarini Diagnostics had 1995 revenues of $120 million, 430 employees, and nine international subsidiaries. A significant part (approximately 40%) of the existing business of Menarini Diagnostics is the supply of blood glucose test strips and meters. Selfcare expects shipments under this agreement to commence in the second half of 1997. The blood glucose test strips to be supplied to Menarini pursuant to this agreement will be manufactured at the Company's Inverness Facility.

  Orgenics Acquisition

     In December 1995, the Company entered into an Investment and Loan Agreement (the "Orgenics Agreement") with Orgenics, pursuant to which the Company invested $500,000, and two investment limited partnerships, Medica Investment (Israel) L.P., ("Medica Israel") and Medica Investment (U.S.) L.P., (individually, "Medica U.S." and, together with Medica Israel, "Medica") collectively invested $500,000, in a $1.0 million debenture issued by Orgenics (the "Orgenics Debenture"). On April 25, 1996, the Company exercised its right to acquire Medica's interest in the Orgenics Debenture for 135,421 shares of Common Stock, which were issued on May 7, 1996. Concurrently with the issuance of the Orgenics Debenture, the Company provided guaranties (in the form of letters of credit) of $200,000 of the debt of Orgenics' French subsidiary to two French banks.

     In October 1996, the Company made a tender offer to all the holders of the outstanding shares in Orgenics and Orgenics International Holding, B.V. ("Orgenics International"), a Dutch holding company whose only material asset is its investment in Orgenics. In addition, on October 24, 1996, the Company converted the Orgenics Debenture in accordance with its terms into redeemable preferred shares of Orgenics representing 20% of Orgenics' outstanding share capital on a fully diluted basis as of February 7, 1996, after giving effect to the issuance of such preferred shares. The redeemable preferred shares have the same voting rights as the ordinary shares of Orgenics, and are redeemable by Orgenics in the event that the Company fails to perform its obligations under the option agreements hereinafter described. As a result of purchases pursuant to such tender offer and the conversion of the Orgenics Debenture, the Company has acquired (on a fully-diluted basis) direct ownership of approximately 26.8% of the shares of Orgenics, and approximately 59.7% of the shares of Orgenics International. The purchase price for these interests was approximately $9.1 million (inclusive of the conversion of the Orgenics Debenture). Based on Orgenics International's ownership of Orgenics shares, Selfcare, currently holds a 57.1% direct and indirect equity interest in Orgenics, and under the terms of the Orgenics Agreement, has the right to appoint two of the seven members of Orgenics' board of directors.

     The Company is a party to option agreements (the "Option Agreements") with substantially all the holders of Orgenics and Orgenics International shares (the "Optionees"). Pursuant to the exercise of the options under the Option Agreement (as more fully described below) the Company expects to acquire direct or indirect (through Orgenics International) ownership of approximately 100% of the outstanding share capital of Orgenics. Under the terms of the Option Agreements, the Optionees have put options which require the Company to purchase their shares, and the Company has a call option to purchase such shares. The Company exercised the call option under the Option Agreements on March 6, 1997. The Company currently anticipates consummating its exercise of the call option in April 1997.

     Selfcare is required to pay for each share of Orgenics which it acquires an amount equal to 1.75 times Orgenics' gross revenues per share (on a fully diluted basis as of the exercise date, and after giving effect to the conversion of the Orgenics Debenture) during the four fiscal quarters ending December 31, 1996. Accordingly, the amount of the consideration payable by the Company for the Orgenics and Orgenics International shares to be acquired will be approximately $9.3 million. The consideration for the Orgenics shares purchased pursuant to the Option Agreements is payable by Selfcare, at the election of each Optionee, entirely in cash, entirely in Common Stock, or 50% in cash and 50% in Common Stock. As of the date of the filing of this report on Form 10-KSB the final mix of cash to equity consideration for the Orgenics option call is not known as not all of the Orgenics stockholders have responded to the Company's exercise notice.

     The Company has granted certain registration rights with respect to shares of Common Stock which are issued pursuant to the Option Agreements.

     The Company's short-term plans for the integration of Orgenics into Selfcare include having Cambridge Diagnostics' and Orgenics' distribution systems sell each other's products in selected territories; integrating sales and marketing in Europe; improving the use of the combined manufacturing facilities; and rationalizing research and development capabilities. In the longer term, Selfcare plans to utilize Orgenics' relationships in the professional market, particularly in professional HIV diagnostic tests, to help gain acceptance for the Company's HIV self tests. Selfcare will also leverage Orgenics' products and technology to develop a simple self-test format, in particular for the chlamydia test, the first of several which will meet the needs of consumers for quality, low-cost, confidential self tests.

  Acquisition of Shares of Enviromed

     In October 1996, the Company purchased 200,000 common shares of Enviromed, plc ("Enviromed") an English company whose business activities include the manufacture and sale of biological enzymes used in diagnostic tests. Enviromed is a supplier of an enzyme used in blood glucose strips manufactured by Selfcare. Later in the month, the Company entered into an agreement (the "EN PLC Agreement") with EN PLC Limited Partnership ("EN PLC"), pursuant to which the Company agreed to purchase 7,961,386 common shares of Enviromed held by EN PLC for approximately $3.8 million. On January 1, 1997, the Company and EN PLC entered into an amendment to the EN PLC Agreement pursuant to which the Company agreed to issue two promissory notes, in principal amounts of approximately $2.8 million and $1.0 million respectively, evidencing the purchase price under the EN PLC Agreement. Each note bears interest at the annual rate of the Bank of Boston prime rate plus 1.5 percent, payable quarterly over the two-year term of the note. The principal amount of the $1.0 million promissory note is payable in eight quarterly installments, commencing in January 1997; the first four installments are $85,897 each and the second four installments are $171,794 each. Approximately $1.4 million of the principal amount of the $2.8 million promissory note is payable in January 1998, followed by three equal quarterly installments of the remaining principal. In consideration of the amendment, the Company agreed to issue to EN PLC a warrant to purchase 15,401 shares of Common Stock at an exercise price of $12.875 per share. The warrant is exercisable at any time prior to January 1, 2002. As a result of this purchase, the Company acquired a 28.5% equity interest in Enviromed. The Company subsequently acquired an additional 100,000 shares of Enviromed which increased the Company's equity interest in Enviromed to 28.9%.

     On January 17, 1997, at a meeting of the shareholders of Enviromed called at the request of Selfcare, the shareholders of Enviromed voted to remove the existing Board of Directors of Enviromed and to elect as directors four individuals nominated by Selfcare: Mr. Zwanziger, Mr. Anthony H. Hall (Selfcare's Chief Financial Officer), Dr. Paul Winson, and Mr. Clifford Passmore. Dr. Winson is serving as the Managing Director of Enviromed; Messrs. Zwanziger, Hall and Passmore are serving as non-executive directors. Neither Dr. Winson nor Mr. Passmore is affiliated with Selfcare. Selfcare is currently considering the possibility of providing a credit enhancement to enable Enviromed to secure additional borrowing capacity and, to this end, may determine to guaranty up to approximately $600,000 of Enviromed's bank debt. Selfcare would be compensated for this guaranty, in an amount yet to be determined. In lieu of this guaranty, Selfcare may elect to make an equity investment of up to $600,000 in Enviromed.

  Agreement with ChemTrak

     In January 1997, Selfcare entered into an agreement with ChemTrak pursuant to which ChemTrak appointed Selfcare as its exclusive distributor in the European Territory of ChemTrak's home collection and mail-in HIV testing system for which FDA approval is currently pending. As part of this agreement, Selfcare agreed to pursue regulatory approval of the system in each country comprising the European Territory. In addition, Selfcare agreed to establish and operate one or more central testing facilities and offer counseling services to report results and offer counseling to users of the system. ChemTrak retains the right to convert the Company's exclusive distribution rights into non-exclusive rights upon the occurrence of certain events, including the Company's failure to make certain regulatory filings and the Company's failure to maintain market share goals. There can be no assurance that Selfcare will be successful in obtaining the necessary regulatory approvals in Europe, in establishing satisfactory testing facilities and counseling services or in successfully commercializing the system in Europe.

  Nutritional Supplement Lines Acquisition

     On February 19, 1997, the Company completed the Nutritional Supplement Lines Acquisition, pursuant to which a newly-formed subsidiary of the Company (the "Acquisition Subsidiary") acquired the Nutritional Supplement Lines from AHP. As consideration for the Nutritional Supplement Lines, the Acquisition Subsidiary paid to AHP $30.0 million in cash and the Company issued to AHP a $6.0 million promissory note (the "AHP Note"). The Company funded the cash portion of the purchase price with a credit facility (the "Acquisition Facility") consisting of a $25.0 million term loan (the "AHP Term Loan") and a $5.0 million bridge loan (the "AHP Bridge Loan") made to the Acquisition Subsidiary by Fleet National Bank ("Fleet"). The AHP Note is due on the first anniversary of the closing of the Nutritional Supplement Lines Acquisition, and bears interest payable quarterly at the rate of 7.0% per annum.

     The AHP Term Loan has a five-year term, with quarterly amortization of principal at annual rates ranging from $3.0 million to $5.0 million, and a $6.25 million balloon payment at maturity. In addition to this amortization schedule, the Acquisition Subsidiary is required to make mandatory prepayments of the AHP Term Loan at the end of each fiscal year, in an amount equal to 50% of the excess of (i) its earnings before interest, taxes, depreciation and amortization ("EBITDA") for such fiscal year over (ii) principal payments on the AHP Term Loan, cash interest and tax expense, capital expenditures and any change in working capital. These prepayments will be applied in the inverse order of the established amortization schedule. The AHP Term Loan, at the Company's election, bears interest at an annual floating rate equal to either LIBOR plus two percent, or Fleet's Prime Rate. The AHP Bridge Loan is due June 3, 1997, and at the Company's election, bears interest at an annual floating rate equal to either LIBOR plus 3.5 percent or Fleet's Prime Rate plus 1.5 percent. If the AHP Bridge Loan has not been repaid or refinanced by May 3, 1997, Selfcare will be required to maintain a minimum of $5.0 million in cash or liquid investments. As of December 31, 1996, the Company had approximately $16.5 million in cash and liquid investments. If the AHP Bridge Loan has not been repaid or refinanced at maturity, Selfcare would have the option of extending the loan with cash pledged to collateralize a like amount.

     In connection with the Acquisition Facility, the Acquisition Subsidiary has obtained from Fleet a $5.0 million revolving credit line (the "Credit Line"). The Credit Line, at the Company's election, bears interest at an annual floating rate equal to either LIBOR plus 1.75 percent or Fleet's Prime Rate and matures in three years. The Company has a limited number of LIBOR rate options for the AHP Term Loan, the AHP Bridge Loan, and the Credit Line. Each LIBOR rate option must be exercised for a period between one month and 12 months and must cover a minimum of $1.0 million of the loan. The Acquisition Facility and the Credit Line are secured by a first priority lien on all of the Acquisition Subsidiary's assets and are guaranteed by the Company, which guaranty is secured by a first priority lien on substantially all the Company's U.S. assets.

     The Acquisition Facility and the Credit Line impose certain financial covenants on the Acquisition Subsidiary, including (i) requirements to maintain minimum EBITDA levels of $2.3 million per quarter beginning with the quarter ended June 30, 1998 and $2.475 million per quarter beginning with the quarter ended June 30, 1999 and not to exceed certain ratios of total indebtedness to EBITDA, beginning with the quarter ended December 31, 1997, at which time the ratio of total indebtedness to EBITDA cannot exceed

3.75 to 1, (ii) limits on capital expenditures of $250,000 per year, (iii) a requirement to maintain a ratio of EBITDA to fixed charges of not less than 1.25 for any quarter beginning with the quarter ending March 31, 1998, and (iv) a requirement of a positive net income for any quarter. The Acquisition Subsidiary has also agreed to restrictions on (x) acquisitions, mergers or joint ventures without Fleet's consent, (y) material asset sales and other payments, and (z) dividends and distributions. Further, the Company, as guarantor of the Acquisition Subsidiary's debt under the Acquisition Facility and the Credit Facility, is subject to a limited number of covenants, none of which are financial maintenance covenants, including a requirement to provide Fleet with periodic financial statements and other information and a prohibition on the Company having other liens on its U.S. assets. The Company also will be limited in its ability to receive dividends and distributions from the Acquisition Subsidiary. In addition, an event of default shall be deemed to have occurred under the Acquisition Facility and the Credit Line if any three of Ron Zwanziger, Kenneth D. Legg, Richard A. Pinkowitz, Anthony H. Hall and Gary E. Long cease to be employed by the Company or the Acquisition Subsidiary in positions comparable to their current positions. Messrs. Zwanziger, Legg, Pinkowitz and Hall are officers of the Company. See "Management." Mr. Long joined the Company in February 1997 and has responsibility for the operation of the Nutritional Supplement lines business. In addition, the Acquisition Subsidiary was required, at the time of the closing of the Acquisition Facility, to have a proforma capital base of at least $9.5 million. This requirement was satisfied through a combination of (i) the Company's obligations under the AHP Note, (ii) a $2.0 million subordinated loan by the Company to the Acquisition Subsidiary and (iii) the Company's capital contribution of approximately $1.5 million to be used to pay expenses incurred in connection with the completion of the Nutritional Supplement Lines Acquisition. The Company and the Acquisition Subsidiary have paid Fleet fees and expenses totaling approximately $350,000 in connection with the Acquisition Facility and the Credit Facility.

     As of the date hereof, the Acquisition Subsidiary has not drawn down on the Credit Line.

     In connection with the Nutritional Supplement Lines Acquisition, the Company entered into supply agreements with AHP to purchase products for the Nutritional Supplement Lines from AHP. The Company's agreement with AHP provides that AHP will supply the products for a period of up to one year after the closing of the acquisition. In addition, the Company assumed responsibility for all marketing and sales functions concerning the products as well as certain administrative functions, including customer service. The Company also will become responsible for other administrative functions, including order receipt, billing and collection, and distribution of all the products on May 20, 1997. Assumption of these activities could place a significant strain on the Company's resources and personnel, and will require the Company to devote significant additional resources and personnel to these areas. Failure by the Company to successfully assume these services could have an adverse impact on the Company's ability to support the Nutritional Supplement Lines and could have a material adverse affect on the Company's result of operations.

MANUFACTURING

     The Company currently manufactures its existing infectious disease diagnostic products for the professional market at the Galway Facility and sources its existing pregnancy and other women's health self-test products from contract manufacturers. The Company believes that there are multiple qualified sources for its existing women's health products and for the materials and components used in the manufacture of its other existing products and therefore does not consider it necessary to maintain protected supply arrangements with any supplier. However, the Company has entered into a manufacturing arrangement with Nova to supply Selfcare with electrochemical blood glucose meters for the New System.

     The Company has expended substantial efforts on the manufacturing scale-up activities necessary to support the introduction of its planned new products. Accordingly, in December 1995 the Company opened a new manufacturing facility in Inverness, Scotland. The Inverness Facility has been configured for highly automated, low cost production of disposable test strips for use with electrochemical blood glucose monitoring systems. Sophisticated control instrumentation systems will automatically print, cut and pack strips in vials.

The Company is currently producing quantities sufficient to support clinical trials, and has scheduled the ramp-up of its production capacity to support commercial sales in the first half of 1997. The Company plans to commence manufacturing blood glucose test strips for distribution by Menarini at the Inverness Facility in the second half of 1997. The Company has implemented a program to produce generic electrochemical glucose test strips for one or more systems at the Galway Facility. There can be no assurance, however, that the Company will be successful in achieving the production of new products at its facilities at the volumes or cost levels required to support commercialization in the United States or abroad. The Company anticipates that it will complete the Orgenics Acquisition in April 1997. Orgenics manufactures infectious disease diagnostic tests for the professional markets at a facility in Israel.

     In connection with Nutritional Supplement Lines Acquisition, AHP has agreed to supply the Company with the products for the Nutritional Supplement Lines for a period of up to one year after the Acquisition Closing. Thereafter, the Company will be required to establish alternative supply arrangements for the products.

     In September 1996, the Company entered into an agreement with Nova pursuant to which Nova will perform the final packaging of early pregnancy and ovulation test kits for Selfcare. Under such agreement, the Company has agreed to purchase a minimum quantity of specified products from Nova.

PATENTS AND PROPRIETARY RIGHTS

     Patents and other proprietary rights are crucial to the Company's business and its competitive position. The Company's strategy to develop and maintain its competitive position is to file patent applications to protect technology, inventions and improvements that it believes are important to its business, and to protect know-how and continuing technological innovation as trade secrets. The Company's success will depend in part on its ability to maintain patent protection for its products, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties.

     The Company seeks to maintain the confidentiality of its proprietary technology, including technology which may not be patented or patentable, by requiring employees, collaborators, advisors and consultants to sign confidentiality agreements. There can be no assurance that these agreements will not be breached, or that the Company will have adequate remedies for breach. The Company also seeks to preserve the confidentiality of its proprietary information by limiting access by parties who work outside the Company to such confidential information. There can be no assurance however, that these measures will prevent the unauthorized disclosure or use of this information, or that others will not be able to independently develop such information. Moreover, as is the case with the Company's patent rights, the enforcement of its trade secrets can be lengthy and costly, with no guarantee of success.

     Selfcare, through its subsidiary, Cambridge Diagnostics, holds several licenses: (i) the worldwide rights to a diagnostic test for hepatitis-D in humans; (ii) a non-exclusive license for all markets except the U.S. and Canada with respect to the Capillus rapid test technology, which is based on detecting envelope proteins with applications to HIV-1 and HIV-2, and a non-exclusive right to use recombinant technology to manufacture certain purified virus parts which will react to antibodies of the target disease or condition; (iii) a non-exclusive license with certain territorial limitations for an enzyme-linked immunoabsorbent assay ("ELISA") test for HIV 1/2 under the Recombigen(TM) tradename; (iv) an exclusive license for all markets except the United States and Canada for a rapid test for HIV 1/2 under the Recombigen tradename; and (v) a non-exclusive worldwide license for the Western Blot Lyme disease test kit.

     Cambridge Affiliate holds licenses for HIV-2 proteins which are used in its RTD, Capillus and EIA diagnostic tests for the detection of HIV-2 antibodies. These tests are manufactured for Cambridge Affiliate at the Galway Facility and are marketed by Cambridge Diagnostics on behalf of Cambridge Affiliate. The licenses relating to the HIV-2 proteins extend to any future single-use, disposable rapid test product for use at home or in a doctor's office, developed by Cambridge Affiliate using such proteins.

     Selfcare has a number of U.S. patents pending covering systems and products for blood glucose monitoring. Selfcare also holds two exclusive worldwide licenses for techniques applicable to non-invasive blood glucose monitoring systems utilizing non-linear, dialectric spectroscopy. In March 1996, the Company obtained a license for a near infrared technique under a U.S. patent held by the University of Iowa and Ohio University and for which an international patent is pending.

     The Company also licenses certain ovulation prediction technology from a limited partnership, the general partner of which is controlled by Willard Lee Umphrey, a Selfcare director.

     In the future, the Company may be required to obtain licenses to patents or proprietary rights of third parties. No assurance can be given that any licenses required under such patents or proprietary rights will be made available on terms acceptable to the Company, if at all. If the Company does not obtain such licenses, it could encounter delays in product introductions while it attempts to design around such patent or other rights, or be unable to develop, manufacture or sell such products.

     Orgenics holds several patents and licenses with respect to: (i) the use of EIA methods to enable the diagnosis of special infectious diseases with applications for ImmunoComb products in Germany, France, Israel, Japan, Spain and the United States; (ii) the distribution of ImmunoComb products in the Benelux countries, France, Japan, Spain, Switzerland and Germany; (iii) the use and distribution of DNA probe products based on Chemi-Probe in the United States, France, Germany and Japan; (iv) the use and distribution of DoubleCheck, a device to detect antigens and antibodies to infectious diseases in saliva, blood serum and other bodily fluids, in the United States and Israel; (v) the use of GeneComb, a genetic assay system to detect target DNA, in the United States, Israel and under the World Intellectual Property Organization's Patent Cooperation Treaty (the "PCT"); and (vi) the use of applications on apparatus for dry chemical analysis in the United States, Israel, Europe and Japan.

     The Company is conducting research and expects to seek additional patents in the future, but there can be no assurance as to its success, or the timeliness in obtaining any such patents, or as to the breadth or degree of protections which any patents will afford the Company. The patent position of medical products companies is often highly uncertain and usually involves complex legal and factual questions. There can be no assurance that patent applications relating to the Company's products or technology will result in patents being issued or that, if issued, such patents will afford adequate protection to the Company and not be challenged as unenforceable or invalid, or not be infringed. In addition, the Company could incur substantial costs in defending suits brought against it or in prosecuting suits in which the Company may assert its patents or other proprietary rights against others. If the outcome of such litigation is adverse to the Company, the Company's business and results of operations could be adversely affected.

     In connection with the Nutritional Supplement Lines Acquisition, the Company acquired certain trademarks which, the Company believes, are valuable assets and are very important to the marketing of the Nutritional Supplement Lines. Substantially all of these trademarks have been registered with the U.S. Patent and Trademark Office. There can be no assurance, however, that such registrations will afford adequate protection to the Company and not be challenged as unenforceable or invalid, or not be infringed. In addition, the Company could incur substantial costs in defending suits brought against it or in prosecuting suits in which the Company asserted rights under such registrations. If the outcome of such litigation were adverse to the Company, the Company's business and results of operations could be materially adversely affected. The Company did not purchase the trademark "Ferro-Sequels" from AHP, but instead received an exclusive, perpetual, fully paid license from AHP to use the mark in the United States.

     Selfcare has filed applications for registration of several trademarks in Europe and the United States. Applications for registration of the mark First Signal for pregnancy products have been filed in Europe, and a registration has issued in two countries. CarePlan is also the subject of applications for registration in Europe for use on an HIV self test, and registrations have issued in several countries. YourTime is the subject of trademark applications in the United States and Europe for use on fertility-related products. The YourTime mark has been registered in several European countries. Excel is also the subject of trademark applications in the United States and Europe for use on the Company's disposable test strips designed to be compatible with MediSense's ExacTech System. CarePlus is also the subject of trademark applications in the United States for use on contraceptive products. Selfcare has filed trademark applications in the United States and Europe for the Company's "Little Man" logo and has filed trademark applications in Europe for the name Selfcare.

GOVERNMENTAL REGULATION

  Self-Test Products

     The medical devices manufactured and marketed by the Company are subject to regulation in the United States by the FDA and, in many instances, by comparable agencies in foreign countries where these devices are manufactured or distributed. In their evaluation process, these governmental authorities often require lengthy and detailed laboratory and clinical testing procedures and manufacturing data. In addition, the conduct of both animal and clinical testing is presently covered in many countries by regulations designed to protect research subjects and to ensure the validity of the test data. Government regulation may impose costly procedures upon the Company and may delay or prevent the marketing of certain of the Company's products. Failure to obtain, or delays in obtaining, such approvals would prevent or delay the commercial development of such products and could have a material adverse effect on the business of the Company. If the government regulatory bodies approve the sale of a product, their regulations generally will apply to manufacturing and marketing of the product, including product labeling. Furthermore, approval of products by governmental and other healthcare programs is important for sales in certain countries. Many countries require that before users will be reimbursed for the costs of diagnostic products in connection with applicable healthcare programs, such products must be approved by a governmental agency. Failure to obtain, or delays in obtaining, such approvals would limit the market for the products in those countries and consequently reduce or delay revenues to the Company.

     U.S. Government Regulation. The manufacture, distribution and sale of diagnostic products, such as the Company's test kits, require compliance with regulations which, though complex, are generally considered less difficult to comply with than those covering therapeutic products. In the United States, test kits and reagents which are intended for research purposes only, which are labeled and sold as such and which are not used for the diagnosis of disease, may be marketed without stringent regulation by the FDA. However, the FDA and similar agencies in foreign countries have substantial regulations which apply to the testing, marketing, export and manufacturing of products to be used for the diagnosis of disease.

     Under the FDC Act, as amended by the Safe Medical Devices Act of 1990, manufacturers of medical devices must comply with applicable provisions thereof and certain associated regulations governing the testing, manufacturing, labeling, marketing and distribution of medical devices. The FDC Act requires certain clearances from the FDA before medical devices, such as the Company's blood glucose monitoring products, can be marketed.

     FDA permission to distribute a new device can be obtained in one of two ways. If a new or significantly modified device is "substantially equivalent" to an existing legally marketed device, the new device can be commercially introduced after submission of a Section 510(k) Notification to the FDA, and after the subsequent issuance by the FDA of an order permitting commercial distribution. Changes to existing devices that do not carry the potential to affect safety or effectiveness can be made by the Company without a 510(k) Notification.

     The second more comprehensive approval process applies to a new device that is not substantially equivalent to an existing product. First, the Company must conduct clinical trials in compliance with testing protocols approved by an institutional review board for the participating research institution. Second, the Company must submit to the FDA a Premarket Approval ("PMA") Application that contains, among other things, the results of the clinical trials. The PMA Application also contains other information required under the FDC Act such as a full description of the device and its components, a full description of the methods, facilities and controls used for manufacturing and proposed labeling. Finally, the manufacturing site for the product subject to the PMA must pass an FDA pre-approval inspection. This procedure requires much more extensive pre-filing testing than does the Section 510(k) Notification procedure, and involves a significantly longer FDA review after the date of filing. In addition, after product approvals are received, they may still be withdrawn if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market.

     While the Company believes most of its future products will qualify for FDA Clearance pursuant to the Section 510(k) notification procedures, no assurance can be given that such clearance will be given. Future products may instead require PMA clearance. There is no guarantee that regulatory marketing clearances will be obtained in the future on a timely basis, if at all. Delays in receiving such clearances could have a significant adverse effect on the Company's business, financial condition and results of operations.

     Following submission of a Section 510(k) Notification, a manufacturer may not place the device into commercial distribution until an order is issued by the FDA. The FDA has no specific time limit within which it must respond to a
Section 510(k) Notification. After review of a Section 510(k) Notification, the FDA will either agree with the manufacturer that the proposed device is "substantially equivalent" to another legally marketed device and allow the device to be marketed in the United States, or determine that the proposed device is not substantially equivalent and not allow such marketing. The FDA may also require that further information, such as additional clinical test data or analysis or test results, be submitted before the FDA is able to make a determination regarding substantial equivalence. There can be no assurance that the Company will receive FDA Clearance for the New System. Failure to obtain FDA Clearance for the New System on a timely basis could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company's facilities are required to comply with the FDC Act and applicable regulations, in particular, the FDA's Current Good Manufacturing Practices ("CGMP") regulations. These regulations require that the Company manufacture its products and maintain its documents in a prescribed manner with respect to manufacturing, testing and control activities. Further, the Company is required to comply with various FDA requirements for labeling.

     If the FDA believes that the Company is not in compliance with the FDC Act, or its associated regulations, it can institute proceedings to detain or seize the Company's products, require a recall, enjoin future violations and assess civil and criminal penalties against the Company, its directors, officers or employees. The FDA may also withdraw market approval for the Company's products or require the Company to repair, replace or refund the cost of any device manufactured or distributed by the Company. Recently, the FDA has pursued a more rigorous enforcement program to ensure that regulated firms such as the Company comply with the provisions of the FDC Act. Although the Company believes that it is in material compliance with all relevant regulations, the commencement of any action described above against the Company could have a significant impact on its business, financial condition and results of operations.

     The Company's products for the patient point-of-care market in the United States may be adversely affected by the Clinical Laboratory Improvement Amendments of 1988 ("CLIA"), which are intended to ensure the quality and reliability of medical testing, and may have the effect of discouraging, or increasing the cost of, testing in physicians' offices. CLIA requires the U.S. Department of Health and Human Services to establish certification standards for any laboratory that performs tests on human specimens and issue certificates to laboratories that meet the standards.

     Foreign Government Regulation. Certain other countries require the Company to obtain clearances for its products prior to marketing the products in those countries. In addition, certain other countries impose product specifications that differ from those mandated in the United States. These requirements may significantly affect the efficiency and timeliness of international market introduction of the Company's products. Sales of the Company's products outside the United States are also subject to extensive regulatory requirements, which vary widely from country to country. The Company generally is unable to predict the time required to obtain such government approvals.

     Due to recent controversies concerning the blood supply in France, the French Ministry of Health appears to be particularly concerned with blood testing products and on several recent occasions has required recalls of specific diagnostic tests upon short notice. In July 1993, the French Ministry of Health prohibited the sale in France of certain diagnostic tests for HIV, due to a concern that the tests did not meet required sensitivity levels. The Ministry of Health has subsequently imposed a separate ban on a single HIV test manufactured and sold due to the failure of such test to identify a newly discovered HIV subtype. There can be no assurance that there will not be similar actions in the future.

     In certain countries, an import license is required for marketing HIV or hepatitis diagnostic products.

  Nutritional Supplements

     The manufacturing, processing, formulating, packaging, labeling and advertising of nutritional supplements such as the Nutritional Supplement Lines, are subject to regulation by one or more federal agencies, including the FDA, the Federal Trade Commission (the "FTC"), the Consumer Products Safety Commission, the United States Department of Agriculture, the United States Postal Service, the United States Environmental Protection Agency and the Occupational Safety and Health Administration. These activities are also regulated by various agencies of the states, localities and foreign countries, in which the Company's products are sold. In particular, the FDA regulates the safety, manufacturing, labeling and distribution of dietary supplements, including vitamins, minerals and herbs, food additives, OTC and prescription drugs and cosmetics. In addition, the FTC has overlapping jurisdiction with the FDA to regulate the promotion and advertising of dietary supplements, OTC drugs, cosmetics and foods.

     The Dietary Supplement Health and Education Act of 1994 ("DSHEA") was enacted on October 25, 1994. DSHEA amends the Federal Food, Drug and Cosmetic Act by defining dietary supplements, which include vitamins, minerals, nutritional supplements, herbs and botanicals as a new category of food separate from conventional food. DSHEA provides a regulatory framework to ensure safe, quality dietary supplements and to foster the dissemination of accurate information about such products. Under DSHEA, the FDA is generally prohibited from regulating dietary supplements as food additives or as drugs unless product claims, such as claims that a product may diagnose, mitigate, cure or prevent an illness, disease or malady, trigger drug status.

     DSHEA provides for specific nutritional labeling requirements for dietary supplements effective January 1, 1997, although final regulations have not been published and the FDA has indicated that implementation will be delayed. DSHEA permits substantiated, truthful and non-misleading statements of nutritional support to be made in labeling, such as statements describing general well-being resulting from consumption of a dietary ingredient or the role of a nutrient or dietary ingredient in affecting or maintaining structure or function of the body. Any statement of nutritional support beyond traditional claims must be accompanied by disclosure that the FDA has not evaluated such statement and that the product is not intended to cure or prevent any disease. The Company anticipates that the FDA will promulgate CGMPs which are specific to dietary supplements and require at least some of the quality control provisions contained in the CGMPs for drugs, which are more rigorous than the CGMPs for foods. The Company believes that the manufacture of the Nutritional Supplement Lines is currently in compliance with the applicable food CGMPs.

     The FDA has proposed but not finalized regulations to implement DSHEA. The Company cannot determine what effect such regulations, when promulgated, will have on its business in the future. Such regulations are likely to require expanded or different labeling for the Company's vitamins and nutritional supplement products and could, among other things, require the recall, reformulation or discontinuance of certain products, additional record keeping, warnings, notification procedures and expanded documentation of the properties of certain products and scientific substantiation regarding ingredients, product claims, safety or efficacy. The Company believes that it is in material compliance with all applicable laws.

     DSHEA created two new governmental bodies. The Commission on Dietary Supplements was established for two years to provide recommendations to the President and Congress for the regulation of supplement labeling, and health claims, including procedures for making disease-related claims. Such recommendations could lead to legislative or regulatory changes. The Office of Dietary Supplements, established within the National Institutes of Health, is charged with coordinating research on dietary supplements and disease prevention, compiling research results, and advising the Secretary of Health and Human Services on supplement regulation, safety and health claims.

     Although the vitamin and nutritional supplement industry is subject to regulation by the FDA and local authorities, dietary supplements, including vitamins, minerals, herbs and nutritional supplements, now have been statutorily affirmed as foods and not as drugs or food additives. Therefore, the regulation of dietary supplements is less restrictive than that imposed upon manufacturers and distributors of drugs or food additives. Unlike food additives and new drugs, which require regulatory approval of formulation safety and labeling and for drugs, efficacy prior to marketing, dietary supplement companies are authorized to make substantiated statements of nutritional support and to market manufacturer-substantiated-as-safe dietary supplement products without such FDA preclearances. Failure to comply with applicable FDA requirements can result in sanctions being imposed on the Company or the manufacturers of its products, including warning letters, product recalls and seizures, injunctions and criminal prosecutions.

THIRD-PARTY REIMBURSEMENT

     Third-party payors such as private insurance companies, self-insured employers, health maintenance organizations and governmental payors under Medicare and Medicaid programs are a source of reimbursement to users of blood glucose monitoring systems and related products, but there is no uniform policy on reimbursement among third-party payors. The Medicare program reimburses people with diabetes for one meter and for one box of 50 strips each month. In 1994, the Health Care Financing Administration (the "HCFA"), which sets rates for the Medicare program, reduced the maximum reimbursement rates for a box of 50 test strips from $63 to between $32 to $37, depending on the state in which the reimbursement is sought. Presently, the Office of the Inspector General of the U.S. Department of Heath and Human Services (the "OIG") is conducting a survey to determine more economical methods of providing blood glucose test strips to Medicare beneficiaries. Also, in January 1995, the HCFA set a special payment limit of $58.71 on personal blood glucose meters, down from a maximum $179 (the special payment limit is $66.95 in Alaska, Hawaii, Puerto Rico and the Virgin Islands). This payment limit may lead to increased pricing pressures among manufacturers of blood glucose meters and test strips. Frequent testers who currently receive reimbursement may seek alternative, lower-cost generic test strips that are currently on the market for use in photometric systems. The Company's business, financial condition and results of operations could be adversely affected by the continuing efforts of governmental and private payors to reduce the costs of healthcare by lowering reimbursement rates for its products, particularly test strips.

     As a provider of products that are reimbursed by Medicare, Medicaid and other third-party payors, the Company is subject to the antikickback provisions of the Medicare and Medicaid fraud and abuse laws and similar state laws. These laws prohibit the exchange of remuneration for referrals of services or products reimbursed by Medicare, Medicaid or other third-party payors. Violations of these prohibitions may result in civil and criminal penalties and exclusion from the Medicare and Medicaid programs. In a December 1992 study of discounts and rebates offered to consumers by the personal blood glucose monitoring industry, the OIG concluded that claims for reimbursements for these devices submitted to the Medicare program often did not reflect manufacturers' rebates. As a result, OIG recommended that HCFA take appropriate action, including implementing fee schedules, identifying and addressing abusive practices as well as recovering Medicare overpayments. The Company believes that it is in substantial compliance with the federal antikickback statute and related safe harbor regulations regarding the disclosure of discounts.

     Recent healthcare cost containment initiatives in the United States that have focused on reduction in reimbursement levels may affect the Company negatively. However, emphasis on preventive measures to reduce the overall costs to the healthcare system of complications from diabetes could lead to more frequent testing and use of the Company's test strips. The Company is unable to predict the outcome or the effect on its business of the current healthcare reform debate.

     The Company does not currently derive any revenue from reimbursements from third-party payors. However, the Company may, in the future, derive revenue from third-party payors in connection with certain of the Company's products such as its generic test strips to be marketed in 1997. The Company is not able to predict with any certainty future levels of revenues which may be derived from such reimbursements.

PRODUCT LIABILITY

     The testing, marketing and sale of human healthcare products entails an inherent risk of products liability claims and there can be no assurance that products liability claims will not be asserted against the Company. In addition, the marketing of the Nutritional Supplement Lines may cause the Company to be subjected to various product liability claims, including, among others, that the Nutritional Supplement Lines have inadequate warnings concerning side effects and interactions with other substances. Although the Company maintains products liability insurance, there can be no assurance that products liability claims will not exceed such insurance coverage limits or that such insurance will be available in the future on commercially reasonable terms, if at all.

RESEARCH AND DEVELOPMENT

     The Company is focusing its research and development efforts primarily on the development of its diabetes products, including its electrochemical blood glucose monitoring system and generic test strips. In addition, the Company utilizes its in-house research and development resources to adapt its existing technologies and technologies it acquires from third parties into self-test formats, including formats addressing HIV, chlamydia and Strep-A. The Company also seeks to develop new technologies which it is not able to obtain from others. From time to time, the Company engages in co-development projects with third parties with respect to new diagnostic products the Company may want to market in the future. The Company may provide financial development assistance to such parties and may also utilize its own research and development resources to design certain portions of such products. The research and development department of the Company together with Orgenics employs 39 full-time researchers, including 23 Ph.D.s. Total research and development expenses for the years ended December 31, 1996, 1995 and 1994 were $6.6 million, $1.5 million and $584,000, respectively.

COMPETITION

     Self-Test Products. Competition in the medical products industry in general, and in the consumer self-diagnostics sector in particular, is based primarily on product performance (including reliability and ease of use), price, acceptance by health professionals, patients and other consumers, marketing support, and distribution. The availability of patent protection and the ability to obtain FDA Clearance for marketing are also important competitive factors. In the women's health market, the Company believes that it has already developed a significant market penetration with its private label and branded pregnancy and LH tests. In the infectious diseases market, the Company believes that it has achieved an important degree of acceptance among professional and public health purchasers, and that the planned Orgenics Acquisition will enhance the Company's ability to expand its product offerings and distribution for this market. The Company believes that it can continue to compete effectively in these markets based on its planned product line expansions, supported by its research and development capabilities, its advanced manufacturing expertise, and its established distribution force. The Company believes that these assets will also enable it to compete effectively in the market for "generic" blood glucose test strips which can be used with other manufacturers' meters. The Company also believes that its exclusive distribution alliance with LifeScan and the proprietary technology incorporated in the New System will prove advantageous to the Company in competing in the market for self-test blood glucose monitoring systems.

     Notwithstanding these positive factors, however, the Company faces competition in all of its targeted markets from a large number of competitors, including major medical products companies such as Johnson & Johnson, Boehringer Mannheim, Bayer and MediSense (in the market for blood glucose monitoring systems), Johnson & Johnson, Carter-Wallace, Inc., Warner-Lambert Co., Unilever and many others (in the women's health self-test market), the Diagnostic Division of Abbott Laboratories ("Abbott Laboratories") and Johnson & Johnson (in the markets for professional and consumer tests for infectious diseases). In August, 1996, Abbott Laboratories acquired MediSense. Abbott Laboratories has far greater resources than those of the Company and, consequently, the Company believes that MediSense will be a substantially more significant competitor than it is currently. The Company also competes with numerous other smaller companies which compete directly with the Company's existing and planned products, such as ChemTrak and

Quidel Corporation. Many of these competitors have substantially greater financial, technical and human resources than the Company.

     If the Company is successful in developing and marketing generic test strips which are compatible with other manufacturers' electrochemical blood glucose monitoring systems, others may attempt to enter this market with similar products. In addition, the introduction of lower-priced generic test strips could lead the manufacturers of the systems with which such test strips are compatible to lower their own test strip prices, thereby reducing or eliminating the price advantage enjoyed by the generic test strip producers. On June 28, 1996, the Company obtained FDA Clearance for its first generic test strip, to be sold under the name "Excel" which is compatible with the ExacTech system sold by MediSense. The Company intends to commence marketing this product in the United States in the first half of 1997. Although the Company believes that its Excel generic test strip will be priced lower than the strips produced by MediSense for its ExacTech system and therefore will compete effectively with the MediSense product, there can be no assurance that MediSense will not institute price cuts and thereby reduce or eliminate any price advantage which the Company's product may enjoy. In addition, there can be no assurance that the Company will be able to maintain the quality of its products relative to those of its competitors or continue to develop and market new products effectively.

     The Company is also aware of several competitors, including Cygnus, Inc., Biocontrol Technology, Inc., Futrex Medical Instrumentation, Inc., Rio Grande Medical Technologies, Inc. and Integ, Inc., which are attempting to develop a non-invasive blood glucose monitoring technology. Non-invasive blood glucose monitoring involves methods for measuring blood glucose levels without the need to draw blood and, in certain proposed configurations, without the need to utilize disposable components, such as test strips. The Company believes that manufacturers are pursuing a number of different technological approaches to non-invasive blood glucose monitoring. These include near-infrared spectroscopy, which involves shining a beam of near-infrared light to penetrate the skin and determine the amount of glucose in the blood, and reverse iontophoresis, which utilizes a "patch" system to extract glucose through the skin for measurement by an external meter. In addition, the Company believes that several manufacturers are pursuing minimally invasive approaches to blood glucose monitoring, such as using a fine needle to withdraw a small sample of interstitial fluid which is analyzed by use of mid-infrared spectroscopy. Although the Company does not believe that any products utilizing such technologies will be available for several years, there can be no assurance that such products will not be developed sooner, and the development and successful introduction of any such products could have a material adverse effect on the Company's business, financial condition and results of operations.

     Nutritional Supplements. The market for the sale of vitamins and nutritional supplements is highly competitive. Competition is based principally upon price, quality of products, customer service and marketing support. There are numerous companies in the vitamin and nutritional supplement industry selling products to retailers such as mass merchandisers, drug store chains, independent drug stores, supermarkets and health food stores. Most companies are privately held and the Company is unable to precisely assess the size of such competitors. However, a number of the Company's competitors, particularly manufacturers of nationally advertised brand name products, are substantially larger than the Company and have greater financial resources. Notwithstanding the foregoing, the Company believes that it will be able to compete favorably with other vitamin and nutritional supplement companies because of the existing brand recognition and market penetration enjoyed by the Nutritional Supplement Lines and the Company's planned marketing strategy for these products. The Nutritional Supplement Lines face competition from a number of major multivitamin and mineral supplement manufacturers such as Lederle Consumer Health Products, a division of AHP, Nature's Bounty, Bayer, and Twinlab Corporation.

  Orgenics

     The primary competitors for the ImmunoComb line of products, recently acquired through the Orgenics acquisition are standard, enzyme-linked immunoabsorbent assay ("ELISA") systems such as those produced by Organon, Inc., Pasteur Sanofi Diagnostics, Abbott Laboratories, Boehringher Mannheim and other diagnostic tests produced by Abbott Laboratories, Ortho Diagnostic Systems, Inc. and Hybritech, Inc. ELISA tests are generally used by high-volume batch processors such as blood banks and other centralized laboratories. In addition, there are other rapid testing systems, generally for HIV, based upon immunoconcen-tration, which can provide results in five to ten minutes. In contrast to ImmunoComb, an immunoassay-based test which can be used to simultaneously test multiple samples for multiple analytes, the immunoconcentration systems are single sample and mostly single analyte systems. Based on Orgenics' assertions, the Company believes that other characteristics of the immunoconcentration systems are that: (i) the single sample presentation results in production costs per test that are two to three times more expensive than those of ImmunoComb; and (ii) the procedure for each immunoconcentration test limits the number of tests that can be processed at one time resulting in less flexibility in the number of samples that can be processed at one time. The Company expects that Orgenics' DoubleCheck HIV test will be competitive with single-analyte immunoconcentration tests in speed, but will offer greater sensitivity at lower cost.

     In the field of DNA probe products, Orgenics competes with, among others, Molecular Biosystems, Inc., Abbott Laboratories, Roche Molecular Systems, a division of Hoffman La-Roche, Sanofi Diagnostics, Organon, Inc., Enzo Biochem, Inc., Gene-Trak Systems, Inc. and Gen-Probe, Incorporated. Several of Orgenics' competitors use a labeling technology in which precursors of DNA are labeled by either Biotin or a radioactive marker and incorporated into the DNA probe by an enzymatic reaction. The use of an enzymatic reaction requires highly-purified DNA material. It is difficult for most clinical laboratories to achieve high purification levels without highlytrained personnel. Orgenics' non-enzymatic Chemi-Probe labeling technology, which does not require highly-purified DNA, is not subject to these limitations. In addition, the Company believes that Orgenics' non-enzymatic, genetic assay GeneComb technology provides a simpler, more rapid assay than do competing detection systems which rely on enzyme immunoassay methodology.

EMPLOYEES

     As of December 31, 1996, the Company, not including Orgenics, had approximately 201 employees. Of the Company's total work force at that date, 23 employees were engaged in research and development activities, 24 were engaged in marketing and sales, 134 were devoted to production and distribution, and 20 were responsible for management and administration. Of the Company's 201 employees, 21 hold advanced science degrees. A significant number of the Company's management and professional employees have prior experience with other medical products or biotechnology companies. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

     As of December 31, 1996, Orgenics had 82 employees in Israel, of whom sixteen were employed in research and development, five in marketing and sales, 52 in production and nine in management and administration. Orgenics also employs an additional 22 employees in France, 11 of whom are engaged primarily in marketing and sales, three in production and eight in management and administration. As of December 1, 1996, Orgenics' Brazilian operation (55% majority owned) had 20 employees, eight of whom were in marketing and sales, and 12 in management and administration. Of Orgenics' 124 total employees, 18 held advanced science degrees. Orgenics considers its relations with its employees to be good.

     Certain provisions of the collective bargaining agreements between the Histadrut (General Federation of Labor in Israel) and the Coordination Bureau of Economic Organizations (including the Industrialists Association) are applicable to Orgenics' Israeli employees by order of the Israeli Ministry of Labor. These provisions concern mainly the length of the work day, minimum daily wages for professional workers, contributions to a pension fund, insurance for work-related accidents, procedures for dismissing employees, determination of severance pay and other conditions of employment. Orgenics generally provides its employees with benefits and working conditions which exceed the required minimums. Furthermore, under the collective bargaining agreement, the wages of most of Orgenics' employees are linked to the Israeli consumer price index, although the extent of the linkage has been limited.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company's principal corporate administrative offices are housed in 10,000 square feet of leased space in Waltham, Massachusetts. The lease for this facility is for a three-year term with a Company option to extend for a two-year period and provides for monthly rent of $8,333. The Company also leases facilities in Brussels, Belgium for a marketing and sales office and for warehousing, and in Munich, Germany for offices and warehouse space. The lease for the Company's facility in Belgium covers 80 square meters of space, provides for monthly rent of $800 and is terminable on three months notice. The lease for the Company's facility in Germany covers 380 square meters of space, provides for rent of $6,666 per month and is for a term ending May 31, 2000. The Company believes that its current facilities are adequate for its existing operations for the foreseeable future, although the Company anticipates expanding its U.S. facilities to accommodate repackaging and shipping new products.

     The Company's manufacturing facilities are located in the United Kingdom and Ireland. In December 1995, the Company began occupancy of a new 50,000 square foot manufacturing facility in Inverness, Scotland. The Inverness Facility was designed and constructed to Selfcare's specifications and includes areas for manufacture, warehousing, research and development, and administrative offices. The Company plans to produce diabetes products (including generic test strips and test strips for the New System and blood glucose test strips for distribution by Menarini) at the Inverness Facility. The Inverness Facility lease expires in 2015, with an option to purchase, and is rent-free through 1997. Cambridge Diagnostics is located in Galway, Ireland in a 40,000 square foot facility leased from the Industrial Development Agency of Ireland and a private developer under a lease which expires in 2022. The Galway Facility houses the central manufacturing, warehousing, research and development, and administrative functions of Cambridge Diagnostics, which is responsible for the development, production and distribution of the Company's infectious disease diagnostic products. In addition, pregnancy, ovulation prediction, birth control and other women's health self-test products for the European market are packaged at the Galway Facility. It is also a suitable location for the eventual manufacture of products for the diabetes and women's health markets.

     The FDA regulates companies that manufacture commercial medical devices and requires that such companies manufacture such devices in a properly designed environment. The Inverness Facility was designed and constructed, and the Galway Facility has been upgraded, with the intention of complying with the FDA's GMP regulations and requirements necessary for approvals and commercial sales within the United States. The Company is required to register these facilities with the FDA and to ensure that each meets GMP requirements prior to commercial sales in the United States. Each registered facility is required to submit to an FDA inspection no less frequently than every two years. The Company completed ISO 9002 regulation of the Galway Facility in August 1996 and intends to register the Inverness Facility with the FDA during 1997.

     Orgenics houses its executive offices, development and manufacturing in a leased facility of approximately 21,000 square feet in Yavne, Israel. The lease for this facility expires in 1999 and carries rent of approximately $17,000 per month. The facility includes a number of specialized features and equipment, including environmentally controlled areas, customized production equipment, and computerized systems for purchasing, inventory, and materials tracking. Orgenics also maintains small sales offices in Illkirch, France and Sao Paulo, Brazil. The lease for the French facility runs through June 1997 and carries monthly rent of approximately $5,955, which is linked to the French building cost index. The lease for the Brazilian office is for an indefinite term with monthly rent of approximately $856. Orgenics' management have informed the Company that they believe the existing facilities are adequate for Orgenics' present level of operations for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not engaged in any legal proceedings which are expected individually or in the aggregate to have a material adverse effect on the Company's financial condition or results of operations.

     Pasteur Sanofi Diagnostics licensed the Pasteur HIV Technologies to Cambridge Biotech and its affiliates, including Cambridge Affiliate, relating to patents and proprietary rights underlying the Company's HIV-related products. The licenses of the Pasteur HIV Technologies to Cambridge Biotech are non-exclusive and cover diagnostic test kits in finished form embodying the Pasteur HIV Technologies. The territorial scope of the licenses is worldwide, with the exception of exclusive rights which Pasteur Sanofi Diagnostics asserted to have granted in the Pasteur HIV Technologies to Genetic Systems Corporation ("Genetic Systems") in the United States, Canada, Mexico, Australia, New Zealand and India (the "Excluded Countries"). However, the licenses provide that, to the extent that Pasteur Sanofi Diagnostics recovers the right to practice the patents underlying the Pasteur HIV Technologies in the Excluded Countries, Cambridge Biotech is entitled to non-exclusive rights in such technology in such countries. In 1990, Pasteur Sanofi Diagnostics acquired ownership of Genetic Systems, whereupon Cambridge Biotech commenced selling products incorporating the Pasteur HIV Technologies in the United States. These activities were challenged in a patent infringement lawsuit filed in bankruptcy court in March 1995 by Institut Pasteur, the minority stockholder of Pasteur Sanofi Diagnostics, and Genetic Systems. In September 1995, the bankruptcy court ruled in favor of Cambridge Biotech on this issue, and Institut Pasteur and Genetic Systems subsequently filed an appeal in district court. The date for the appeal hearing is unknown. If the bankruptcy court decision were reversed on appeal, the territories to which Cambridge Affiliate could sell HIV-related products would be limited and this could have a material adverse effect on the Company. See "Business -- Patent and Patents and Proprietary Rights."

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

     The Company has been involved in a dispute with Enviromed with respect to a joint venture agreement entered into between the Company and Enviromed in March 1994 and other agreements (collectively, the "Disputed Enviromed Agreements") entered into between the Company and Enviromed and its wholly-owned subsidiary Cranfield Biotechnology Ltd. ("Cranfield") and the issuance of shares of Common Stock to Enviromed in connection therewith. In connection with this dispute, the Company has informed Enviromed that, due to the failure of Enviromed and Cranfield to perform their obligations under the Disputed Enviromed Agreements, it disputes Enviromed's ownership of the Common Stock held of record by Enviromed. On July 5, 1996, Enviromed filed suit against the Company and the representatives of the underwriters (the "IPO Representatives") of Selfcare's initial public offering (the "Initial Public Offering") in United States District Court for the Southern District of New York alleging breach of a registration rights agreement relating to the Common Stock held of record by Enviromed. Enviromed claimed that its rights under a registration rights agreement were breached in connection with the Initial Public Offering and requested damages, injunctive relief and a declaratory judgment that Enviromed is the lawful owner of the shares. The Company has filed counterclaims against Enviromed arising out of the failure of Enviromed and Cranfield to perform their obligations under the Disputed Enviromed Agreements and is contesting Enviromed's claims vigorously. On October 18, 1996, the case was ordered transferred to the United States District Court for the District of Massachusetts. The Company is not able to estimate the amount of damages, if any, which might result from Enviromed's claims against the Company, but believes that any such damages would not be in an amount which would have a material adverse effect on the Company. The Company agreed to indemnify the IPO Representatives for any losses they might incur, including reasonable attorney's fees and expenses, as a result of the Enviromed lawsuit. On November 15, 1996, Enviromed filed a dismissal without prejudice of its claims against the IPO Representatives.

     Trinity Biotech plc ("Trinity") and Eastcourt Limited ("Eastcourt") have filed Schedule 13Ds with the Securities and Exchange Commission (the "Commission") stating that Enviromed sold the Common Stock held by it of record to Flambelle Limited ("Flambelle"), a wholly-owned subsidiary of Trinity, and Eastcourt, an entity owned 50% each by Enviromed and Flambelle, on August 28, 1996. On November 1, 1996, Enviromed announced that it had disposed of its holding of shares of Eastcourt to Flambelle for consideration of $1.25 million. In December 1996, Eastcourt filed a Schedule 13D/A and Flambelle filed a
Schedule 13D with the Commission.

     On February 12, 1997 Flambelle and Eastcourt commenced a lawsuit against the Company in the United States District Court for the District of Massachusetts, seeking a declaratory judgment that Flambelle and Eastcourt own the Common Stock held of record by Enviromed and damages for alleged breach of a registration rights agreement. The Company intends to contest Flambelle's and Eastcourt's claims vigorously. The Company is not able to estimate the amount of damages, if any, which might result from Flambelle's and Eastcourt's claims against the Company, but believes that any such damages would not be in an amount which would have a material adverse effect on the Company.

     On January 17, 1997, at a meeting of the shareholders of Enviromed called at the request of Selfcare, the shareholders of Enviromed voted to remove the existing Board of Directors of Enviromed and to elect as directors four individuals nominated by Selfcare: Mr. Zwanziger, Mr. Anthony H. Hall (Selfcare's Chief Financial Officer), Dr. Paul Winson, and Mr. Clifford Passmore. Dr. Winson is serving as the Managing Director of Enviromed; Messrs. Zwanziger, Hall and Passmore are serving as non-executive directors. Neither Dr. Winson nor Mr. Passmore is affiliated with Selfcare. Selfcare is currently considering the possibility of providing a credit enhancement to enable Enviromed to secure additional borrowing capacity and, to this end, may determine to guaranty up to approximately $600,000 of Enviromed's bank debt. In lieu of this guaranty, Selfcare may elect to make an equity investment of up to $600,000 in Enviromed.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is traded on the American Stock Exchange ("AMEX") under the symbol "SLF". The following table sets forth, for the periods indicated, the high and low sale prices of the Common Stock on the AMEX. The Initial Public Offering of the Common Stock at $8.50 per share was completed on August 6, 1996.

                                                                               PRICE RANGE
                                                                           -------------------
                                                                            HIGH         LOW
                                                                           -------     -------
Year ended December 31, 1996
     3rd Quarter (commencing August 7, 1996).............................  $17.750     $ 8.500
     4th Quarter.........................................................   18.000      11.500
Year ended December 31, 1997
     1st Quarter (through March 5, 1997).................................  $13.625     $10.000

     On March 6, 1997, the last reported sale price per share of the Common Stock on the AMEX was $11.50 per share. At March 6, 1997, there were approximately 140 holders of record of Common Stock.

     The Company has never declared or paid any cash dividends on its Common Stock. The Company currently intends to retain earnings, if any, to support its growth strategy and does not anticipate paying cash dividends in the foreseeable future. Payment of future dividends, if any, on the Common Stock will be at the discretion of the Company's Board of Directors after taking into account various factors, including the Company's financial condition, operating results, current and anticipated cash needs and plans for expansion. Holders of Series A Preferred Shares are generally entitled to receive cumulative quarterly dividends payable in cash at the rate of 6% per annum.

RECENT SALES OF UNREGISTERED SECURITIES

     During the past three years, the Company has issued unregistered securities to a limited number of persons, as described below. No underwriters or underwriting discounts or commissions were involved. There was no public offering in any such transaction, and the Company believes that each transaction (with the exception of the transactions described in paragraphs 7, 10, 18 and 20 below) was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), by reason of Section 4(2) thereof, based on the private nature of the transactions and the financial sophistication of the purchasers, all of whom had access to complete information concerning the Company and acquired the securities for investment and not with a view to the distribution thereof. The Company believes that the transactions described in paragraphs 7, 10, 18 and 20 below were exempt from the registration requirements of the Securities Act by reason of Rule 701 promulgated thereunder, because the issuance of the options described was pursuant to a written compensatory benefit plan of the Company, a copy of which was given to each participant in the plan, and the aggregate offering price did not exceed the limit prescribed by Rule 701.

          1. On December 29, 1993, pursuant to a private placement and the Technology Purchase Agreements, the Company issued warrants to purchase 438,750 shares of Common Stock to USB '93 Technology Associates Limited Partnership ("USB '93") at an exercise price of $1.54 per share.

          2. On February 18, 1994, the Company issued an aggregate of 169,650 shares of Common Stock for an aggregate purchase price of $261,000 to certain existing stockholders, employees and other investors acquainted with of the Board of Directors or management.

          3. On March 22, 1994, the Company issued an aggregate of 26,000 shares of Common Stock for an aggregate purchase price of $40,000 to David Scott.

          4. On March 22, 1994, the Company issued an aggregate of 32,500 shares of Common Stock for an aggregate purchase price of $50,000 to P & T Consulting in consideration for consulting services performed.

          5. On April 5, 1994, pursuant to a Stock Purchase Agreement and Joint Venture Agreement by and among Selfcare, Inc., Enviromed plc and Ron Zwanziger, the Company issued an aggregate of 593,528 shares of Common Stock to Enviromed plc for an aggregate purchase price of $1,500,712.72 and other consideration.

          6. On June 10, 1994, the Company issued an aggregate of 26,000 shares of Common Stock for an aggregate purchase price of $40,000 to David Scott.

          7. On August 8, 1994, pursuant to Joanna Malenfant's exercise of a partially vested option granted on December 12, 1992 under the Selfcare 1992 Stock Plan to purchase up to 2,600 shares of Common Stock, the Company issued an aggregate of 650 shares of Common Stock for an aggregate purchase price of $1,000 to Ms. Malenfant.

          8. On September 15, 1994, the Company issued warrants to purchase 174,226 shares of Common Stock to certain existing stockholders at an exercise price of $2.53 per share. On December 20, 1996, the Company issued 221 shares of Common Stock to one such holder upon the exercise of such holder's warrants. On January 10, 1997, the Company issued 390 shares of Common Stock to another such holder upon the exercise of such holder's warrants.

          9. On November 23, 1994, the Company issued an aggregate of 208,260 shares of Common Stock for an aggregate purchase price of $526,592 to certain existing stockholders of the Company, who were offered the opportunity to purchase additional shares of Common Stock in proportion to their current ownership of Common Stock.

          10. On November 23, 1994, pursuant to Piet Moerman's exercise of a partially vested option granted on April 6, 1994 under the Selfcare 1994 Incentive and Non-Qualified Stock Plan to purchase up to 19,500 shares of Common Stock, the Company issued an aggregate of 3,965 shares of Common Stock for an aggregate purchase price of $10,025 to Mr. Moerman.

          11. On December 22, 1994, pursuant to a Subscription Agreement between Selfcare, Inc. and Enviromed, plc and a Manufacturing Agreement by and between Cranfield Biotechnology Limited and Selfcare Israel Limited dated September 30, 1994, the Company issued an aggregate of 185,094 shares of Common Stock to Enviromed plc for an aggregate purchase price of $468,003 and other consideration.

          12. On December 1, 1994, the Company issued an aggregate of 7,800 shares of Common Stock for an aggregate purchase price of $19,722 to David Tavenner.

          13. On January 1, 1995, the Company, in connection with the Company's issuance of the Cambridge Diagnostics Notes to finance the Cambridge Diagnostics Acquisition, issued an aggregate of 119,834 shares of Common Stock to USB '93 as consideration for its services as placement agent for the Cambridge Diagnostic Notes.

          14. On January 31, 1995, the Company, in connection with the Cambridge Diagnostics Acquisition, issued an aggregate of 92,950 shares of Common Stock to Ron Zwanziger in consideration of Mr. Zwanziger's personal guarantee of the Cambridge Diagnostic Notes.

          15. On February 1, 1995, the Company issued an aggregate of 27,690 shares of Common Stock for an aggregate purchase price of $70,013 to certain existing stockholders in connection with the Company's outstanding November 23, 1994 offer to sell additional shares of Common Stock.

          16. On March 1, 1995, the Company issued an aggregate of 13,000 shares of Common Stock for an aggregate purchase price of $32,870 to James Yafrate.

          17. On March 30, 1995, the Company, in connection with the Company's financing of the Cambridge Diagnostics Acquisition through the issuance of the Cambridge Diagnostics Notes, issued the Cambridge Diagnostics Warrants to the purchasers of the Cambridge Diagnostic's Notes, including Mr. Zwanziger, Dr. Scott and Mr. Umphrey, for an aggregate purchase price of $30,000. The number of shares of Common Stock issuable pursuant to the Cambridge Diagnostics Warrants is calculated based on the net sales of Cambridge Diagnostics for the fiscal year preceding the repayment of the Cambridge Diagnostics Notes, divided by $32.87. On December 31, 1996, the Company agreed to issue, for no additional consideration, 1,133,113 shares of Common Stock upon the earlier to occur of January 15, 2000 or a change in control of the Company, in exchange for the termination and cancellation of the Cambridge Diagnostic Warrants which, if exercisable as of December 31, 1996, would have been exercisable for 1,133,113 shares of Common Stock.

          18. On October 15, 1995, the Company granted options to purchase up to 118,508 shares of Common Stock to certain employees in lieu of salary at an exercise price of $2.53 per share.

          19. On December 1, 1995, the Company issued an aggregate of 14,365 shares of Common Stock for an aggregate purchase price of $36,315 to certain employees of the Company.

          20. On December 1, 1995, pursuant to Jim Walsh's exercise of a partially vested option granted on November 11, 1994 under the 1994 Incentive and Non-Qualified Stock Option Plan to purchase up to 39,000 shares of Common Stock and a fully vested option granted on November 11, 1994 to purchase up to 19,500 shares of Common Stock, the Company issued an aggregate of 27,300 shares of Common Stock for an aggregate purchase price of $69,027 to Mr. Walsh.

          21. On December 29, 1995, the Company issued an aggregate of 2,028 shares of Common Stock for an aggregate purchase price of $5,128 to Geoff Hall.

          22. On May 7, 1996, the Company issued an aggregate of 135,421 shares of Common Stock to Medica Investments (Israel) L.P. and Medica Investments (U.S.) L.P. in connection with the Company's exercise of its right to acquire their interest in the $1.0 million debenture issued by Orgenics Ltd.

          23. On October 7, 1996, the Company issued 201,622 shares of Common Stock to Johnson & Johnson Development Corporation in connection with the LifeScan Alliance.

          24. On October 10, 1996, the Company issued an aggregate of 3,000 shares of Series A Convertible Preferred Stock ("Series A Preferred Shares") to certain non-U.S. investors for an aggregate of $3,000,000.

          25. On October 14, 1996, the Company issued 1,000 Series A Preferred Shares to Societe Generale for $1,000,000.

          26. On October 17, 1996, the Company issued 500 Series A Preferred Shares to Gifford Fund Ltd for $500,000.

          27. On October 24, 1996, the Company issued 500 Series A Preferred Shares to Privatinvest Bank AG for $500,000. On December 20, 1996 the Company issued 22,892 shares of Common Stock to Privatinvest Bank AG pursuant to the conversion of 300 Series A Preferred Shares.

          28. On October 28, 1996, the Company issued 500 Series A Preferred Shares to Selfcare Holdings, Ltd. for $500,000.

          29. On November 8, 1996, pursuant to Christopher Covington's exercise of vested options granted on September 3, 1993 and April 30, 1993 under the Selfcare 1992 Stock Plan, the Company issued an aggregate of 45,500 shares of Common Stock for an aggregate purchase price of $70,000 to Mr. Covington.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Net Revenues. Net revenues increased $11.8 million or 163% to $19.1 million from $7.2 million in 1995. Net product sales increased $7.3 million or 109% to $14.1 million from $6.7 million in 1995. Two significant factors contributed to the increase. The first was the acquisition of 57.1% of Orgenics on October 24, 1996, which accounted for $2.0 million of the sales in 1996. The second was the increased demand in the United States for the Company's pregnancy and ovulation prediction products. Net product sales for the Company's U.S. operations for 1996 were $6.6 million, an increase of $4.5 million or 218% from net product sales of $2.1 million in 1995. The Company also recognized $4.0 million of revenue related to a $7.0 million success fee received from LifeScan in October 1996. Approximately $722,000 of the revenues for 1996 was attributable to the amortization of deferred revenue associated with certain development and capital grants relating to the Inverness Facility. There was approximately $216,000 of revenue recognized in connection with these grants for 1995.

     Gross Profit. Gross profit for 1996 increased $6.4 million or 384% to $8.1 million from $1.7 million in 1995. Gross profit as a percentage of net revenues increased to 43% for 1996 from 23% in 1995. The increase in gross profit was primarily attributable to the revenue related to the success fee from LifeScan and the amortization of deferred revenue of certain development and capital grants relating to the Inverness Facility. Gross profit on product sales was 16% for both years.

     Research and Development Expense. Research and development expense for 1996 increased $5.1 million or 333% to $6.6 million from $1.5 million in 1995. The increase was primarily due to expenses incurred in connection with the development of the Company' s New System and generic electrochemical blood glucose test strips. These development activities accounted for $4.0 million of the increase in 1996. In addition, the Company continues to allocate research and development resources to the areas of women's health products and infectious diseases, principally those related to the detection of HIV. The Company expects to continue to spend significant amounts on research and development throughout 1997.

     Charge for In Process Research and Development. A portion of the purchase price of the Company's 57.1% interest in Orgenics was allocated to in process research and development projects that did not achieve technological feasibility and did not have future alternative uses.

     Selling, General and Administrative Expense. Selling, general and administrative expense increased $4.9 million or 86% to $10.5 million from $5.6 million in the 1995. The increase was primarily attributable to expansion of the Company's marketing efforts in the United States and Europe and the hiring of additional staff to support the Company's operations. Selling, general and administrative expense, as a percentage of net revenues, decreased during 1996 as compared to 1995. Selling, general and administrative expense were 55% of net revenues for 1996 compared to 78% for 1995.

     Non-Cash Compensation Expense. Substantially all of the non-cash compensation expense for 1996 related to certain stock options granted to certain employees of the Company. For 1996 the non-cash compensation expense related to a stock option granted to the Company's Chief Executive Officer in August 1995 was $3.2 million. Non-cash compensation expense of $680,000 for 1996 related to stock options granted to certain employees that were contingent on certain goals which have now been met. In accordance with SFAS No. 123, Accounting for Stock Based Compensation, the Company recorded noncash compensation expense of $76,000 for stock options granted to outside consultants. The remaining $199,000 of non-cash compensation expense for 1996 relates to the amortization of deferred compensation pertaining to the grant of certain stock options to employees.

     Interest and Other Income (Expense). In 1996, the Company recognized $10.6 million of non-cash interest expense relating to certain warrants issued in connection with the acquisition of Cambridge Diagnostics. The charge relates to the increase in the fair market value of the underlying Common Stock at December 31, 1996 as compared to the estimated fair market value at December 31, 1995. Excluding the non-cash interest expense relating to the warrants, interest expense was $662,000 for 1996 as compared to $283,000 for 1995. Interest income increased by $505,000 for 1996 as compared to last year, primarily due to larger cash balances. The Company's subsidiary in Inverness, Scotland accrued $110,000 for 1996, representing a 6% dividend payable on its outstanding cumulative redeemable preference shares, as compared to $56,000 for 1995. The Company also recognized a $200,000 loss related to its 28.9% equity in the net loss of Enviromed and an allocation of $133,000 minority interest in Orgenics.

     Foreign Currency Transactions. Fluctuations in foreign currency did not significantly impact revenue performance measured in U.S. dollars for 1996. Substantially all sales are paid in the functional currency of the selling entity.

     Net Loss. Net loss for 1996 was approximately $28.6 million or ($4.70) per common and common equivalent share as compared to $10.1 million or ($1.66) per common and common equivalent share in 1995. Excluding the previously described non-cash interest expense of $10.6 million, non-cash compensation expense of $4.2 million, non-cash charge for in process research and development of $4.4 million and equity in the net loss of Enviromed of $200,000 in 1996 and non-cash interest expense of $4.2 million in 1995 results in a net loss of $9.2 million or ($1.51) per common and common equivalent share in 1996 as compared to $5.8 million or ($0.96) per common and common equivalent share for 1995. These losses reflect increased spending on research and development as well as expansion of the Company's sales and marketing efforts and the hiring of additional staff to support the Company's operations.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

     Net Revenues. Net revenues increased $4.9 million, or 212%, to $7.2 million in 1995 from $2.3 million in 1994. Approximately $3.7 million of the increase in net revenues was contributed by Cambridge Diagnostics which was acquired by the Company in November 1994. Approximately $500,000 of the increase in net revenues was due to net sales generated by Selfcare Europe Ltd. and Selfcare International GmbH, neither of which had net sales in 1994. An additional $216,000 of the income was attributable to the amortization of deferred revenue relating to certain development grants relating to the Inverness Facility. The remaining increase in net revenues in 1995 was attributable to the introduction of new private label products and increased sales of the Company's pregnancy and ovulation prediction products in the United States.

     Gross Profit. Gross profit increased $912,000, or 120%, to $1.67 million in 1995 from $762,000 in 1994. Gross profit as a percentage of net sales decreased from 33% in 1994 to 23% in 1995. The decrease in gross profit as a percentage of net sales was primarily due to higher overhead costs associated with the Company's acquisition of Cambridge Diagnostics. The Company manufactures infectious disease tests at Cambridge Diagnositics which require more extensive quality control than the Company's other products. In addition, the Company's Galway Facility is not currently used at full capacity. This excess capacity will allow production of an HIV self test if and when such a test is approved by the FDA or foreign regulatory agencies, as well as the manufacture of certain generic test strips at the Galway Facility. The excess capacity at Cambridge Diagnositcs contributed to the increase in the Company's overhead costs and consequent decrease in gross profit.

     Research and Development Expense. Research and development expense increased $948,000, or 162%, to $1.5 million in 1995 from $584,000 in 1994, but decreased as a percentage of net sales to 21% in 1995 from 25% in 1994 as a result of increased net sales. The Company's primary research and development activities relate to the develoment of the New System and generic electrochemical blood glucose test strips. In addition, the Company continues to apply research and devleopment resources to the development of infectious disease products, principally those relating to the detection of HIV, and to pregnancy and ovulation predicition products.

     Selling, General and Administrative Expense. Selling, general and administrative expense increased $2.6 million, or 91%, to $5.6 million in 1995 from $3.0 million in 1994, but decreased as a percentage of net sales to 78% in 1995 from 128% in 1994 as a result of increased net sales. The increase in selling, general and administrative expense was primarily attributable to expansion of the Company's sales and marketing efforts in Europe and to the Company's investment in administrative infrastructure to support operations at the Galway Facility and the Inverness Facility.

     Non-Cash Compensation Expense. Non-cash compensation expense in 1995 was $52,000 and was related to the amortization of deferred compensation pertaining to the grant of certain stock options to employees. Non-cash compensation expense in 1994 was $60,000 and was related to the issuance of Common Stock in connection with certain consulting agreements.

     Interest Income (Expense). Interest income increased from zero in 1994 to $38,000 in 1995, resulting from interest earned on higher cash balances. Interest expense increased to $4.5 million in 1995 from $7,000 in 1994. This increase was attributable to interest expense associated with bonds and warrants issued by the Company to refinance a portion of the acquisition of Cambridge Diagnostics. Approximately $4.2 million of the interest expense relates to a non-cash charge relating to the grant of warrants and represents the difference between the fair market value of the underlying Common Stock and the exercise price of the warrants.

     Foreign Currency Transactions. Fluctuations in foreign currency did not significantly impact the Company's financial performance in 1995 because 1995 was the first year in which the Company generated significant net sales from its foreign operations. Substantially all sales of the Company's products were invoiced and paid in the functional currency of the selling entity.

     Net Loss. The net 1oss for 1995 was approximately $10.1 million or ($1.66) per common and common equivalent share. The loss increased by approximately $7.3 million or ($1.14) per share from the 1994 1oss of approximately $2.8 million or ($0.52) per common and common equivalent share. In addition to the previously described non-cash interest expense of approximately $4.2 million, this loss reflects increased spending on research and development as well as expansion of the Company's sales and marketing efforts in Europe and the Company's investment in administrative infrastructure to support operations at the Galway Facility and the Inverness Facility.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations primarily through the funds it has received in connection with the Initial Public Offering, funds received in connection with the LifeScan Alliance, private placements of debt and equity securities, a bank line of credit and other borrowings, cash from product sales and grants from government development agencies. With regard to the total financing provided by these sources, the following table presents for the periods indicated, the portion of funds derived from each source:

                                                                          1994     1995     1996
                                                                          ----     ----     ----
Initial Public Offering.................................................   --       --       23%
LifeScan Alliance.......................................................   --       34%      31%
Private placements of debt..............................................   --       14%       8 %
Private placements of equity............................................   47%       9 %     12%
Bank line of credit and other borrowings................................   31%      --       --
Product sales...........................................................   22%      32%      24%
Grants from government development agencies.............................   --       11%       2 %
                                                                          ---      ---      ---
     Total..............................................................  100%     100%     100%
                                                                          ===      ===      ===

     In connection with the Initial Public Offering, on August 6, 1996, the Common Stock began trading on the AMEX. The proceeds from the Initial Public Offering were approximately $11.8 million after deducting the underwriters' commission. The Company incurred approximately $1.4 million of expenses relating to the

Initial Public Offering. Therefore, the total net proceeds from the Initial Public Offering were approximately $10.4 million.

     In November 1995, in connection with the closing of an investment agreement between JJDC and the Company, Selfcare received an advance of $7.0 million from JJDC. The Company received an additional $6.7 million advance in May 1996 in connection with the Company's filing of a Section 510(k) Notification with respect to the prior version of the New System and the acceptance for the filing by the FDA on May 21, 1996 of such notification. In September 1996, the Company received FDA Clearance for the prior version of the New System. In conjunction with LifeScan, the Company subsequently undertook certain enhancements to the user interface features for the prior version of the New System. The underlying chemistry and function of the disposable strips of the New System, however, were not changed from those of the prior version of the New System. On October 22, 1996 the Company announced that it had entered into the Distribution Agreement with LifeScan pursuant to which LifeScan will distribute the New System. The Company intends to file in early 1997 Section 510(k) Notification with the FDA with respect to the New System. The New System must receive FDA Clearance before sales of the product can commence in the United Slates. As contemplated by November 10, 1995 agreements between Selfcare and LifeScan, LifeScan paid Selfcare in October 1996 a $7.0 million success fee and JJDC converted its previous cash advances to Selfcare of approximately $13.7 million into 201,622 shares of Common Stock upon the consummation of the distribution agreement with the Company. In addition, JJDC will also receive, for no additional consideration, additional shares of Common Stock equal to 5% of all Common Stock issued by the Company pursuant to options and warrants that were outstanding as of November 10, 1995. The Company estimates that JJDC will ultimately receive approximately an additional 278,572 shares of Common Stock.

     The Company financed a portion of the acquisition of Cambridge Diagnostics in 1994 by utilizing a bank line of credit. In 1995, the Company paid the outstanding balance on the line of credit in full with a portion of the proceeds of the issuance of $3.0 million of promissory notes (the "Cambridge Diagnostics Notes") and warrants (the "Cambridge Diagnostic Warrants") to purchase Common Stock. In order for the Company to obtain approval for listing of the Common Stock on the AMEX in connection with the Initial Public Offering, the Company entered into agreements with holders of $2.75 million in principal amount of the Cambridge Diagnostics Notes. Pursuant to such agreements, the principal amount of the notes were to be automatically converted into shares of Common Stock if the Company's stockholders' equity as of November 30, 1996 were determined to be less than 4.0 million. The Company Stockholders' equity as of such date was $14.9 million; as a result, the Company became obligated to repay such notes on or about December 31, 1996. On December 31, 1996, the Company entered into agreements with holders of substantially all of the Cambridge Diagnostics Notes pursuant to which such holders agreed to defer repayment of the principal amount of their notes until January 15, 1998. In consideration of this postponement, the Company agreed to issue warrants to purchase an aggregate of 54,090 shares of Common Stock to such holders.

     The Company received $1.6 million in June 1995 from an investment by Inverness & Nairn Local Enterprise Corporation ("INLEC"), a development agency funded by the government of the Unitcd Kingdom, in redeemable preferred stock of Inverness to finance a portion of the start-up costs relating to the facility in Inverness, Scotland. In addition, the Company has received $3.6 million in deferred grants from Highlands and Islands Enterprise ("HIE"), an affiliate of INLEC.

     In March 1996, the Company entered into an agreement with Princeton, pursuant to which the Company provided $500,000 to finance the purchase of equipment which will remain the property of the Company, to be used in Princeton's production of certain products. The Company is obligated to purchase certain minimum amounts of those products over the course of three years. The Company has paid all of the aforementioned $500,000 financing as of December 31, 1996. The aggregate minimum amount of such purchases over the course of the three-year period will be $6.9 million.

     At December 31, 1996, the Company had cash and cash equivalents of $16.5 million, a $9.1 million increase from December 31, 1995. This was primarily due to the net proceeds of approximately $10.4 million from the Initial Public Offering, a $6.7 million investment by JJDC, and a $7.0 million success fee payment from LifeScan. Cash used for operations in 1996 was $6.6 million due largely to net losses of $28.6 million in

1996. However, the net loss for 1996 included $19.4 million of non-cash items. The non-cash expenses included the interest charge of $10.6 million related to the Cambridge Diagnostics Warrants, compensation expense of $4.2 million related to certain stock options granted to the Company's Chief Executive Officer, certain employees and outside consultants, a charge of $4.4 million for in process research and development related to the acquisition of a 57.1% interest in Orgenics and $200,000 related to the Company's 28.9% equity in the net loss of Enviromed. Other uses of cash in operating activities included an increased funding of accounts receivable of $1.9 million reflecting the Company's increase in sales. Prepaid and other current assets increased $215,000 due primarily to an increase in added taxes (VAT) receivable. Cash was provided for operations in part by an increase in accounts payable, accrued expenses, and other current liabilities of $4.6 million.

     During 1996, the Company used $4.7 million to purchase property and equipment. Approximately $3.3 million of the purchased property and equipment was for the Inverness Facility.

     Financing activities provided approximately $26.4 million in 1996. The most significant financing activities were the Initial Public Offering of 1,495,000 shares at $8.50 per share, for which the net proceeds after deducting offering costs were $10.4 million, and the $6.7 million investment by JJDC. In October 1996, the Company received net proceeds of approximately $5.2 million from the private placement of 5,500 Series A Preferred Shares to certain non-U.S. investors.

     In March 1997, the Company sold 1.8 million shares of Common Stock in a public offering (the "March 1997 Offering"). The total net proceeds from the March 1997 Offering were approximately $16.3 million after deducting underwriters' commission and approximately $600,000 of expenses.

     The Company intends to invest substantially in development, property and equipment at the Inverness Facility so that it can manufacture glucose strips for the diabetes market in connection with the LifeScan Alliance and the Company's supply agreement with Menarini. Although the Company does not have any material contractual obligations for capital expenditures as of December 31, 1996, the Company plans to purchase $2.4 million of property and equipment for this purpose. Based upon its current operating plan, the Company believes that its existing capital resources, together with the proceeds of the March 1997 Offering and the interest earned thereon, will be adequate to satisfy its capital requirements for at least the next 12 months. The Company currently plans to continue its research and development of new technologies and pursue the acquisition of new products and technologies, whether through licensing arrangements, business acquisitions, or otherwise. The Company anticipates that it will be required to raise substantial additional funds for such projects or strategies. There can be no assurance that any such additional capital will be available on terms acceptable to the Company, or at all.

     As of December 31, 1996, the Company had approximately $4.4 million and $30.9 million of domestic and foreign net operating loss carryforwards, respectively, and approximately $61,000 of research and development tax credit carryforwards, which expire at various dates through 2010. These losses and tax credits are available to reduce federal taxable income and federal income taxes, respectively, in future years, if any. These losses and tax credits are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain cumulative changes in ownership interests of significant shareholders over a three-year period in excess of 50%. The Company believes that it may experience a change in ownership in excess of 50% upon completion of this offering. However, the Company does not believe that these changes in ownership will significantly impact the Company's ability to utilize its net operating loss carryforwards. The Company has recorded a 100% valuation allowance against these deferred tax assets, as the realization of such assets is uncertain.

     In October 1996, Selfcare acquired a 57.1% direct and indirect equity interest in Orgenics, as a result of the conversion of the Orgenics Debenture and purchase of outstanding shares of Orgenics and Orgenics International. The Company paid approximately $7.0 million in cash. On March 6, 1997 the Company exercised its call rights to purchase substantially all of the remaining shares in Orgenics and Orgenics International pursuant to option agreements with substantially all of the holders of Orgenics and Orgenics International shares. The Company expects to pay $9.3 million in cash and Common Stock for substantially all of the remaining Orgenics and Orgenics International shares. Each of the Orgenics and Orgenics International stockholders may elect to receive the purchase price entirely in cash, entirely in Common Stock, or 50% in cash and 50% in Common Stock. Assuming that all Orgenics and Orgenics International stockholders were to elect to receive the consideration in the form of 50% cash and 50% Common Stock, the Company would pay approximately $4.7 million in cash and issue approximately 393,537 shares of Common Stock (based on an average market price of $11.825 per share of Common Stock for the 10 days prior to the Company's notice and Orgenics' revenues for the four fiscal quarters ended December 31, 1996.) In addition, the Company has granted options to purchase up to 85,800 shares of Common Stock having a fair market value of approximately $1.1 million and will incur direct acquisition costs of approximately $100,000. The Company anticipates consummating its exercise of the call options in April 1997.

     In October 1996, the Company entered into the EN PLC Agreement pursuant to which the Company purchased 7,961,386 shares of Enviromed held by EN PLC, representing 28% of the outstanding shares of Enviromed, for approximately $3.8 million. On January 1, 1997, the Company and EN PLC entered into an amendment to the EN PLC Agreement pursuant to which the Company agreed to issue two promissory notes, in principal amounts of approximately $2.8 million and $1.0 million respetively, evidencing the purchase price under the EN PLC Agreement. Each note bears interest at the annual rate of the Bank of Boston prime rate plus 1.5 percent, payable quarterly over the two-year term of the note. The principal amount of the $1.0 million promissory note is payable in eight quarterly installments commencing in January 1997; the first four installments are $85,897 each and the second four installments are $171.794 each. Approximately $1.4 million of the principal amount of the $2.8 million promissory note is payable in January 1998, followed by three equal quarterly installments of the remaining principal. In consideration of the amendment, the Company agreed to issue to EN PLC a warrant to purchase 15,401 shares of Common Stock at an exercise price of $12.875 per share. The warrant is exercisable at any time prior to January 1, 2002.

     On January 17, 1997, at a meeting of the shareholders of Enviromed called at the request of Selfcare, the shareholders of Enviromed voted to remove the existing Board of Directors of Enviromed and to elect as directors four individuals nominated by Selfcare: Mr. Zwanziger, Mr. Anthony H. Hall (Selfcare's Chief Financial Officer), Dr. Paul Winson, and Mr. Clifford Passmore. Dr. Winson is serving as the Managing Director of Enviromed; Messrs. Zwanziger, Hall and Passmore are serving as non-executive directors. Neither Dr. Winson nor Mr. Passmore is affiliated with Selfcare. Selfcare is currently considering the possibility of providing a credit enhancement to enable Enviromed to secure additional borrowing capacity and, to this end, may determine to guaranty up to approximately $600,000 of Enviromed's bank debt. Selfcare would be compensated for this guaranty in an amount yet to be determined. In lieu of this guaranty, Selfcare may elect to make an equity investment of up to $600,000 in Enviromed.

     On February 19, 1997, the Company completed the Nutritional Supplement Lines Acquisition, pursuant to which the Acquisition Subsidiary acquired the Nutritional Supplement Lines from AHP. As consideration for the Nutritional Supplement Lines, the Acquisition Subsidiary paid to AHP $30.0 million in cash and the Company issued to AHP the AHP Note. The Company funded the cash portion of the purchase price with the Acquisition Facility. The AHP Note will be due on the first anniversary of the closing of the Nutritional Supplement Lines Acquisition, and bears interest payable quarterly at the rate of 7.0% per annum.

     The AHP Term Loan has a five-year term, with quarterly amortization of principal at annual rates ranging from $3.0 million to $5.0 million, and a $6.25 million balloon payment at maturity. In addition to this amortization schedule, the Acquisition Subsidiary is required to make mandatory prepayments of the AHP Term Loan at the end of each fiscal year in an amount equal to 50% of the excess of (i) its EBITDA for such fiscal year over (ii) principal payments on the AHP Term Loan, cash interest and tax expense, capital expenditures and any change in working capital. These prepayments will be applied in the inverse order of the established amortization schedule. The AHP Term Loan, at the Company's election, bears interest at an annual floating rate equal to either LIBOR plus two percent, or Fleet's Prime Rate. The AHP Bridge Loan is due June 3, 1997, and at the Company's election, bears interest at an annual floating rate equal to either LIBOR plus 3.5 percent or Fleet's Prime Rate plus 1.5 percent. If the AHP Bridge Loan has not been repaid or refinanced by May 3, 1997, Selfcare will be required to maintain a minimum of $5.0 million in cash or liquid investments. As of December 31, 1996, the Company had approximately $16.5 million in cash and liquid investments. If the AHP Bridge Loan has not been repaid or refinanced at maturity, Selfcare would have the option of extending the loan with cash pledged to colaterallize a like amount.

     In connnection with the Acquisition Facility, the Acquisition Subsidiary has obtained from Fleet a $5.0 million revolving credit line (the "Credit Line"). The Credit Line, at the Company's election, bears interest at an annual floating rate equal to either LIBOR plus 1.75 percent or Fleet's Prime Rate and matures in three years. The Company has a limited number of LIBOR rate options for the AHP Term Loan, the AHP Bridge Loan, and the Credit Line. Each LIBOR rate option must be exercised for a period between one month and 12 months and must cover a minimum of $1.0 million of the loan. The Acquisition Facility and the Credit Line are secured by a first priority lien on all the Acquisition Subsidiary's assets and are guaranteed by the Company, which guarranty is secured by a first priority lien on substantially all the Company's U.S. assets.

     The Acquisition Facility and the Credit Line impose certain financial covenants on the Acquisition Subsidiary, including (i) requirements to maintain minimum EBITDA levels of $2.3 million per quarter beginning with the quarter ended June 30, 1998 and $2.475 million per quarter beginning with the quarter ended June 30, 1999 and not to exceed certain ratios of total indebtedness to EBITDA, beginning with the quarter ended December 31, 1997, at which time the ratio of total indebtedness to EBITDA cannot exceed 3.75 to 1, (ii) limits on capital expenditures of $250,000 per year, (iii) a requirement to maintain a ratio of EBITDA to fixed charges of not less than 1.25 for any quarter beginning with the quarter ending March 31, 1998, and (iv) a requirement of a positive net income for any quarter. The Acquisition Subsidiary has also agreed to restrictions on (x) acquisitions, mergers or joint ventures without Fleet's consent (y) material asset sales and other payments, and (z) dividends and distributions. Further, the Company, as guarantor of the Acquisition Subsidary's debt under the Acquisition Facility and the Credit Facility, is subject to a limited number of covenants, none of which are financial maintenance covenants, including a requirement to provide Fleet with periodic financial statements and other information and a prohibition on the Company having other liens on its U.S. assets. The Company also will be limited in its ability to receive dividends and distributions from the Acquisition Subsidiary. In addition, an event of default shall be deemed to have occurred under the Acquisition Facility and the Credit Line if any three of Ron Zwanziger, Kenneth D. Legg, Richard A. Pinkowitz, Anthony H. Hall and Gary E. Long cease to be employed by the Company or the Acquisition Subsidiary in positions comparable to their current positions. Messrs. Zwanziger, Legg, Pinkowitz and Hall as officers of the Company. Mr. Long joined the Company in February 1997 and has responsibility for the operation of the Nutritional Supplement lines business. In addition, the Acquisition Subsidiary was required, at the time of the closing of the Acquisition Facility, to have a proforma capital base of at least $9.5 million. This requirement was satisfied through a combination of (i) the Company's obligations under the AHP Note. (ii) a $2.0 million subordinated loan by the Company to the Acquisition Subsidiary and (iii) the Company's capital contribution of approximately $1.5 million to be used to pay expenses incurred in connection with the completion of the Nutritional Supplement Lines Acquisition. The Company and the Acquisition Subsidiary have paid Fleet fees and expenses totaling approximately $350.000 in connection with the Acquisition Facility and the Credit Facility.

     As of the date hereof, the Acquisition Subsidiary has not drawn down on the Credit Line. The Company may prepay the AHP Note and the AHP Bridge Loan at any time.

ITEM 7.  FINANCIAL STATEMENTS

     See Financial Statements and Schedules attached hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

     The information required by Items 9, 10, 11 and 12 of Part III of this Report on Form 10-KSB is hereby incorporated by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 13.  EXHIBITS LIST AND REPORTS ON FORM 8-K.

     a) The following documents are filed as part of this Annual Report on Form 10-KSB:

     1. Financial Statements - See Index on page F-1.

     2. The following is a complete list of Exhibits filed as part of this Annual Report on Form 10-KSB:

(A) EXHIBITS

EXHIBIT NO.                                      DESCRIPTION
-----------   ----------------------------------------------------------------------------------
     3.1      Amended and Restated Certificate of Incorporation (incorporated by reference to
              Exhibit 3.1 to the Company's registration statement on Form SB-2, No. 333-4830-NY)
     3.2      Certificate of Designation for the Selfcare, Inc. Series A Convertible Preferred
              Stock (incorporated by reference to Exhibit 3.2 to the Company's registration statement on Form SB-2, No. 333-19911)
     3.3      Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to the
              Company's registration statement on Form SB-2, No. 333-4830-NY)
     4.1      Specimen certificate for shares of Common Stock, par value $.001 per share, of the
              Company (incorporated by reference to Exhibit 4.1 to the Company's registration statement on Form SB-2, No. 333-4830-NY)
     4.2      Specimen certificate for shares of Series A Convertible Preferred Stock, par value
              $.001 per share, of the Company (incorporated by reference to Exhibit 4.2 to the
              Company's registration statement on Form SB-2, No. 333-19911)
     9.1      Voting Agreement, dated May 13, 1996, by and among the stockholders of Selfcare,
              Inc. who are signatories thereto (incorporated by reference to Exhibit 9.1 to the
              Company's registration statement on Form SB-2, No. 333-4830-NY)
    10.1      Agreement, dated March 22, 1996, between Selfcare, Inc. and Princeton BioMeditech
              Corporation (incorporated by reference to Exhibit 10.1 to the Company's registration statement on Form SB-2, No. 333-4830-NY)
    10.2      Master Agreement, dated as of November 10, 1995, by and among Johnson & Johnson
              Development Corporation, LifeScan, Inc. and Selfcare, Inc. (incorporated by reference to Exhibit 10.2 to the Company's registration statement on Form SB-2,
              No. 333-4830-NY)
    10.3      Form of Sales Distribution Agreement for Testing System for Blood Glucose between
              LifeScan, Inc. find Selfcare, Inc. (incorporated by reference to Exhibit 10.3 to the Company's registration statement on Form SB-2, No. 333-4830 NY)
    10.4      Investment Agreement, dated as of November 10, 1995, by and between Johnson &
              Johnson and Selfcare, Inc. (incorporated by reference to Exhibit 10.4 the
              Company's registration statement on Form SB-2, No. 333-4830-NY)
    10.5      Master Agreement, dated as of November 30, 1994, among Selfcare, Inc., Cambridge
              Biotech Limited (Cambridge Diagnostics Ireland Limited) and Cambridge Biotech
              Corporation (incorporated by reference to Exhibit 10.5 to the Company's registration statement on Form SB-2, No. 333-4830-NY)
    10.6      Sale and Subscription Agreement, dated as of November 30, 1994, between Cambridge
              Biotech Limited (Cambridge Diagnostics Ireland Limited), Cambridge Biotech
              Corporation and Selfcare, Inc. (incorporated by reference to Exhibit 10.6 to the
              Company's registration statement on Form SB-2, No. 333-4830-NY)
    10.7      Indemnification Agreement dated as of November 30, 1994, by and between, Cambridge
              Biotech Corporation and Cambridge Biotech Limited (Cambridge Diagnostics Ireland
              Limited) (incorporated by reference to Exhibit 10.7 the Company's registration statement on Form SB-2, No. 333-4830-NY)

EXHIBIT NO.                                      DESCRIPTION
-----------   ----------------------------------------------------------------------------------
    10.8      License Agreement [CAPILLUS], dated November 30, 1994, between Cambridge Biotech
              Corporation and Cambridge Biotech Limited (Cambridge Diagnostics Ireland Limited)
              (incorporated by reference to Exhibit 10.8 to the Company's registration statement on Form SB- 2, No. 333-4830-NY)
    10.9      License Agreement [HIV 1/2 EIA], dated November 30, 1994, between Cambridge
              Biotoech Corporation and Cambridge Biotech Limited (Cambridge Diagnostics Ireland
              Limited) (incorpoated by reference to Exhibit 10.9 the Company's registration statement on Form SB-2, No. 333-4830-NY)
    10.10     License Agreement HIV 1/2 RTD], dated November 30, 1994, between Cambridge Biotech
              Corporation and Cambridge Biotech Limited (Cambridge Diagnostics Ireland Limited)
              (incorporated by reference to Exhibit 10.10 the Company's registration statement on Form SB-2, No. 333-4830-NY)
    10.11     License Agreement [LYME], dated November 30, 1994, between Cambridge Biotech
              Corporation and Cambridge Biotech Limited (Cambridge Diagnostics Ireland Limited)
              (incorporated by reference to Exhibit 10.11 to the Company's registration statement on Form SB-2, No. 333-4830-NY)
    10.12     License Agreement [RAPID TEST], dated November 30, 1994, between Cambridge Biotech
              Corporation and Cambridge Biotech Limited (Cambridge Diagnostics Ireland Limited)
              (Incorporated by reference to Exhibit 10.12 to the Company's registration statement on Form SB-2, No. 333-4830-NY)
    10.13     License Agreement [HEP D], dated November 30, 1994, between Cambridge Biotech
              Limited (Cambridge Diagnostics Ireland Limited) and Cambridge Biotech Corporation
              (incorporated by reference to Exhibit 10.13 to the Company's registration statement on Form SB-2, No. 333-4830-NY)
    10.14     Shareholders' Agreement, dated November 30, 1994, by and among Selfcare, Inc.,
              Cambridge Biotech Corporation and Cambridge Biotech Affiliated Corporation)
              (Cambridge Affiiliate Corporation) (incorporated by reference to Exhibit 10.14 to the Company's registration statement on Form SB-2, No. 333-4830-NY)
    10.15     Management Agreement, dated November 30, 1994, between Cambridge Biotech
              Affiliated Corporation (Cambridge Affiliate Corporation) and Cambridge Biotech
              Limited (Cambridge Diagnostics Ireland Limited) (incorporated by reference to
              Exhibit 10.15 to the Company's registration statement on Form SB-2, No.
              333-4830-NY)
    10.16     Manufacturing Agreement, dated November 30, 1994, between Cambridge Biotech
              Affiliated Corporation (Cambridge Affiliate Corporation) and Cambridge Biotech
              Limited (Cambridge Diagnostics Ireland Limited) (incorporated by reference to
              Exhibit 10.16 to the Company's registration statement on Form SB-2, No.
              333-4830-NY)
    10.17     Sales Agent Agreement, dated November 30, 1994, between Cambridge Biotech
              Affiliated Corporation (Cambridge Affiliate Corporation) and Cambridge Biotech
              Limited (Cambridge Diagnostics Ireland Limited) (incorporated by reference to
              Exhibit 10.17 to the Company's registration statement on Form SB-2, No.
              333-4830-NY)
    10.18     Stock Purchase Agreement, dated as of March 8, 1994, among Selfcare, Inc., Ron
              Zwanziger and Enviromed plc (incorporated by reference to Exhibit 10.18 to the
              Company's registration statement on Form SB-2, No. 333-4830-NY)
    10.19     Registration Rights Agreement, dated April 5, 1994, between Selfcare, Inc, USB '93
              Technology Associates Limited Partnership and Enviromed plc (incorporated by reference to Exhibit 10.19 to the Company's registration statement on Form SB-2,
              No. 333-4830-NY)
    10.20     Shareholders' Agreement, dated as of March 15, 1994, among Selfcare, Inc., USB '93
              Technology Associates Limited Partnership, Enviromed plc and the Ron Zwanziger
              Family Trust (incorporated by reference to Exhibit 10.20 to the Company's registration statement on Form SB-2, No. 333-4830-NY)
    10.21     Technology Purchase and Sale Agreement, dated as of December 29, 1993, between
              Selfcare, Inc. and USB '93 Technology Associates Limited Partnership (incorporated by reference to Exhibit 10.21 to the Company's registration statement on Form
              SB-2, No. 333-4830-NY)
    10.22     Technology License and Development Agreement, dated as of December 29, 1993, between Selfcare, Inc. and USB '93 Technology Associates Limited Partnership
              (incorporated by reference to Exhibit 10.22 to the Company's registration statement on Form SB-2, No. 333-4830-NY)

EXHIBIT NO.                                      DESCRIPTION
-----------   ----------------------------------------------------------------------------------
    10.23     Guarantee and Debenture, dated August 30, 1995, between Cambridge Biotech Limited
              (Cambridge Diagnostics Ireland Limited) and USB '93 Technology, Inc. (incorporated by reference to Exhibit 10.23 to the Company's registration statement on Form
              SB-2, No. 333-4830- NY)
    10.24     Guarantee of Selfcare, Inc., dated June 11, 1995, in favor of Highlands and
              Islands Enterprises (incorporated by reference to Exhibit 10.24 to the Company's registration statement on Form SB-2, No. 333-4830-NY)
    10.25     Guarantee of Selfcare, Inc., dated June 11, 1995, in favor of lnverness and Nairn
              Enterprise Company (incorporated by reference to Exhibit 10.25 to the Company's registration statement on Form SB-2, No. 333-4830-NY)
    10.26     Investment and Loan Agreement, dated December 24, 1995, by and between Orgenics
              Ltd. and Selfcare, Inc. (incorporated by reference to Exhibit 10.26 to the
              Company's registration statement on Form SB-2, No. 333-4830-NY)
    10.27     Form of Option Agreement by and between Selfcare, Inc. and stockholders of
              Orgenics, Ltd. and Orgenics International Holdings, B.V., together with letter amendment thereto dated July 11, 1996. (incorporated by reference to Exhibit 10.27 to the Company's registration statement on Form SB-2, No. 333-4830-NY)
    10.28     Grant Agreement, dated February 21, 1992, among The Industrial Development
              Authority of Ireland, Cambridge Biotech Limited (Cambridge Diagnostics Ireland
              Limited) and Cambridge Biotech Corporation (incorporated by reference to Exhibit
              10.28 to the Company's registration statement on Form SB-2, No. 333-4830-NY)
    10.29     Grant Agreement, dated October 2, 1992, among The Industrial Development Authority of Ireland, Cambridge Biotech Limited (Cambridge Diagnostics Ireland Limited) and
              Cambridge Biotech Corporation (incorporated by reference to Exhibit 10.29 to the
              Company's registration statement on Form SB-2, No. 333-4830-NY)
    10.30     Grant Agreement, dated December 5, 1995, among The Industrial Development
              Authority of Ireland, Cambridge Biotech Limited (Cambridge Diagnostics Ireland
              Limited) and Cambridge Biotech Corporation (incorporated by reference to Exhibit
              10.30 to the Company's registration statement on Form SB-2, No. 333-4830-NY)
    10.31     Employment Agreement, dated October 15, 1991, between Superior Sensors, Inc.
              (Selfcare, Inc.) and Kenneth D. Legg, Ph.D. (incorporated by reference to Exhibit
              10.31 to the Company's registration statement on Form SB-2, No. 333-4830-NY)
    10.32     Employment Agreement, dated June 15, 1992, between Superior Sensors, Inc.
              (Selfcare, Inc.) and Richard Pinkowitz, Ph.D. (incorporated by reference to
              Exhibit 10.32 to the Company's registration statement on Form SB-2, No.
              333-4830-NY)
    10.33     Employment Agreement, dated November 13, 1994, between Selfcare International Gmbh and Otto Wahl (incorporated by reference to Exhibit 10.33 to the Company's registration statement on Form SB-2, No. 333-4830-NY)
    10.34     Selfcare, Inc. 1992 Stock Plan (incorporated by reference to Exhibit 10.34 to the
              Company's registration statement on Form SB-2, No. 333-4830-NY)
    10.35     Selfcare, Inc. 1994 Incentive and Non-qualified Stock Option Plan (incorporated by reference to Exhibit 10.35 to the Company's registration statetment on Form SB-2,
              No. 333-4830-NY)
    10.36     Amended and Restated Selfcare, Inc. 1996 Stock Option and Grant Plan (incorporated by reference to Exhibit 4.1 to the Company's registration statement on Form S-8,
              No. 333-15583)
    10.37     Selfcare, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit
              10.37 to the Company's registration statement on Form SB-2, No. 333-4830-NY)
    10.38     Standard form Commercial Lease, dated July 15, 1992, between Superior Sensors,
              Inc. (Selfcare, Inc.) and Nova Realty Associates (incorporated by reference to
              Exhibit 10.38 to the Company's registration statement on Form SB-2, No.
              333-4830-NY)
    10.39     Lease, dated February 21 1992, between The Industrial Development Authority of
              Ireland and Cambridge Biotech Limited (Cambridge Diagnostics Ireland Limited)
              (incorporated by reference to Exhibit 10.39 to the Company's registration statement on Form SB-2, No. 333-4830-NY)
    10.40     Form of lease between Highlands and Islands Enterprises and Hebocraft Limited
              (Inverness Medical Limited) (incorporated by reference to Exhibit 10.40 to the
              Company's registration statement on Form SB-2, No. 333-4830-NY)

EXHIBIT NO.                                      DESCRIPTION
-----------   ----------------------------------------------------------------------------------
    10.41     Joint Venture Agreement, dated March 8, 1994, between Enviromed Plc. and Selfcare,
              Inc. (incorporated by reference to Exhibit 10.41 to the Company's registration statement on Form SB- 2, No. 333-4830-NY)
    10.42     Lease for Selfcare, Inc.'s facility in Brussels, Belgium (incorporated by reference to Exhibit 10.42 to the Company's registration statement on Form SB-2,
              No. 333-4830-NY)
    10.43     Lease for Selfcare International GmbH's facility in Munich, Germany (incorporated by reference to Exhibit 10.43 to the Company's registration statement on Form
              SB-2, No. 333-4830-NY)
    10.44     Form of Cambridge Diagnostics Note, together with schedule of noteholders
              (incorporated by reference to Exhibit 10.44 to the Company's registration statement on Form SB-2, No. 333-4830-NY)
    10.45     Manufacturing Agreement, dated June 3, 1996, between Nova Biomedical Corporation and Selfcare, Inc. (incorporated by reference to Exhibit 10.45 to the Company's registration statement on Form SB-2, No. 333-4830-NY)
    10.46     Form of Cambridge Diagnostics Warrants, together with schedule of warrantholders
              (incorporated by reference to Exhibit 10.47 to the Company's registration statement on Form SB-2, No. 333-4830-NY)
    10.47     Agreement between Inverness Medical Limited (formerly, Hebocraft Limited) and
              Highlands and Islands Enterprise, dated May 31, 1995 (incorporated by reference to
              Exhibit 10.47 to the Company's registration statement on Form SB-2, No.
              333-4830-NY)
    10.48     Agreement between Inverness Medical Limited (formerly, Hebocraft Limited) and
              Inverness & Nairn Local Enterprise Company, dated May 31, 1995 (incorporated by reference to Exhibit 10.48 to the Company's registration statement on Form SB-2,
              No. 333-4830-NY)
    10.49     Form of Letter Agreement by and between Selfcare, Inc. and certain holders of
              Cambridge Diagnostics Notes dated July 19, 1996 (incorporated by reference to
              Exhibit 10.49 to the Company's registration statement on Form SB-2, No.
              333-4830-NY)
    10.50     Supply Agreement dated August 27, 1996, by and between Selfcare, Inc., Selfcare
              International GmbH and A. Menarini Industrie Parmaceutiche Riunite S.r.L.
              (incorporated by reference to Exhibit 10.50 to the Company's quarterly report on
              Form 10-QSB for the period ended September 30, 1996)
    10.51     Manufacturing Agreement for Pregnancy and Ovulation Stick/Cassette Test Kits,
              dated September 7, 1996, by and between Nova BioMedical Corp. and Selfcare, Inc.
              (incorporated by reference to Exhibit 10.51 to the Company's quarterly report on
              Form 10-QSB for the period ended September 30, 1996)
    10.52     Development and Distribution Agreement dated as of December 31, 1996 between
              ChemTrak Incorporated and Selfcare, Inc. (incorporated by reference to Exhibit
              10.52 to the Company's registration statement on Form SB-2, No.333-19911)
    10.53     Asset Purchase Agreement dated as of January 14, 1997 by and between American Home
              Products Corporation, American Cyanamid Company, A.H. Robbins Company,
              Incorporated and Selfcare, Inc. and Selfcare Acquisition Corp. with certain exhibits (incorporated by reference to Exhibit 10.53 to the Company's registration statement on Form SB-2, No. 333-19911)
    10.54     Agreement between EN PLC Limited Partnership and Selfcare, Inc. dated October 17,
              1996, together with an amendment thereto dated as of January 1, 1997 (incorporated by reference to Exhibit 10.54 to the Company's registration statement on Form
              SB-2, No. 333-19911)
    10.55     Form of Letter Agreement by and between Selfcare, Inc. and certain holders of
              Cambridge Diagnostics Notes dated November 23, 1996 (incorporated by reference to
              Exhibit 10.55 to the Company's registration statement on Form SB-2, No. 333-19911)
    10.56     Form of Letter Agreement by and between Selfcare, Inc. and certain holders of
              Cambridge Diagnostics Notes dated December 31, 1996 (incorporated by reference to
              Exhibit 10.56 to the Company's registration statement on Form SB-2, No. 333-19911)
    10.57     Sales Distribution Agreement for Testing System for Blood Glucose between
              LifeScan, Inc. and Selfcare, Inc. dated October 9, 1996 (incorporated by reference to Exhibit 10.57 to the Company's registration statement on Form SB-2, No.
              333-19911)
    10.58     Form of Offshore Convertible Securities Subscription Agreement by and between
              Safecare, Inc. and certain investors dated October, 1996, together with a form of letter amendment thereto dated as of February 22, 1997 (incorporated by reference to Exhibit 10.58 to the Company's registration statement on Form SB-2, No.
              333-1991

EXHIBIT NO.                                      DESCRIPTION
-----------   ----------------------------------------------------------------------------------
    10.59     Commitment Letter dated February 3, 1997 from Fleet National Bank to Selfcare,
              Inc. with a Summary of Proposed Terms and Conditions (incorporated by reference to
              Exhibit 10.59 to the Company's registration statement on Form SB-2, No. 333-19911)
    11.1      Statement re: computation of per share earnings (incorporated by reference to
              Exhibit 11.1 to the Company's registration statement on Form SB-2, No. 333-19911
    21.1      Schedule of Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 to the Company's registration statement on Form SB-2, No. 333-19911)
    23.1      Consent of Arthur Andersen LLP
    23.2      Consent of Kost Levary and Forer
    23.3      Consent of Galloro & Associados
    27.1      Financial Data Schedule
    99.1      Form of Lock-up Letter Agreement by and between the Underwriters and certain stockholders of Selfcare, Inc. (incorporated by reference to Exhibit 99.1 to the
              Company's registration statement on Form SB-2, No. 333-19911)
    99.2      Judgment and Opinion of U.S. Bankruptcy Court (D. Mass. W. Division), In re:
              Cambridge Biotech Corporation, Chapter 11 Case No. 94-43054-JFQ, entered September
              1, 1995 (incorporated by reference to Exhibit 99.2 to the Company's registration statement on Form SB-2, No. 333-4830-NY)
    99.3      Order of Approval of Scheme of Arrangement by The High Court of Ireland
              (incorporated by reference to Exhibit 99.3 to the Company's registration statement on Form SB-2, No. 333-4830-NY)
    99.4      Order of U.S. Bankruptcy Court (D. Mass. W. Division), In re: Cambridge Biotech
              Corporation, Chapter 11 Case No. 94-43054-JFQ, entered November 18, 1994
              (incorporated by reference to Exhibit 99.4 to the Company's registration statement on Form SB-2, No. 333-4830-NY)

     (b) During the last quarter of the period covered by this Annual Report on Form 10-KSB the Company filed no reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SELFCARE, INC.

                                            By:       /s/ RON ZWANZIGER
                                             ----------------------------------
                                                        RON ZWANZIGER
                                                Chairman, President and Chief
                                                       Executive Officer

March 28, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                SIGNATURE                                 TITLE                     DATE
------------------------------------------   --------------------------------  ---------------

            /s/ RON ZWANZIGER                President, Chief Executive        March 28, 1997
------------------------------------------   Officer and Director (Principal
              RON ZWANZIGER                  Executive Officer)

           /s/ ANTHONY H. HALL               Chief Financial Officer           March 28, 1997
------------------------------------------   (Principal Financial Officer and
             ANTHONY H. HALL                 Principal Accounting Officer)

         /s/ JONATHAN J. FLEMING             Director                          March 28, 1997
------------------------------------------
           JONATHAN J. FLEMING

          /s/ CAROL R. GOLDBERG              Director                          March 28, 1997
------------------------------------------
            CAROL R. GOLDBERG

          /s/ EDWARD B. ROBERTS              Director                          March 28, 1997
------------------------------------------
            EDWARD B. ROBERTS

         /s/ WILLARD LEE UMPHREY             Director                          March 28, 1997
------------------------------------------
           WILLARD LEE UMPHREY

            /s/ PETER TOWNSEND               Director                          March 28, 1997
------------------------------------------
              PETER TOWNSEND

             /s/ JOHN F. LEVY                Director                          March 28, 1997
------------------------------------------
               JOHN F. LEVY

                        SELFCARE, INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
SELFCARE, INC. AND SUBSIDIARIES:
     Report of Independent Public Accountants.........................................   F-2
     Consolidated Balance Sheets as of December 31, 1995 and 1996.....................   F-3
     Consolidated Statements of Operations for the Years Ended 1994, 1995 and 1996....   F-4
     Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended
      December 31, 1994, 1995 and 1996................................................   F-5
     Consolidated Statements of Cash Flows for the Years Ended December 31, 1994,
       1995 and 1996..................................................................   F-6
     Notes to Consolidated Financial Statements.......................................   F-7
UNAUDITED PRO FORMA COMBINED CONDENSED FINANCIAL STATEMENTS
     Unaudited Pro Forma Combined Condensed Financial Statements......................  F-33
     Unaudited Pro Forma Combined Condensed Balance Sheet as of December 31, 1996.....  F-35
     Notes to Unaudited Pro Forma Combined Condensed Balance Sheet as of December 31,
      1996............................................................................  F-36
     Unaudited Pro Forma Combined Condensed Statement of Operations for the Year Ended
      December 31, 1996...............................................................  F-37
     Notes to Unaudited Pro Forma Combined Condensed Statement of Operations for the
      Year Ended December 31, 1996....................................................  F-38
ORGENICS LTD. AND ITS SUBSIDIARIES:
     Reports of Independent Auditors..................................................  F-39
     Consolidated Balance Sheets as of December 31, 1994 and 1995 and September 30,
      1996............................................................................  F-41
     Consolidated Statements of Operations for the years ended December 31, 1993, 1994 and 1995 and for the Nine Months Ended September 30, 1995 (Unaudited) and
      1996............................................................................  F-42
     Consolidated Statements of Changes in Shareholders' Equity for the years ended
      December 31, 1993, 1994, and 1995 and for the Nine Months Ended September 30,
      1996............................................................................  F-43
     Consolidated Statements of Cash Flows for the years ended December 31, 1993,
      1994, and 1995 and for the Nine Months Ended September 30, 1995 (Unaudited) and
      1996............................................................................  F-44
     Notes to Consolidated Financial Statements.......................................  F-46
AMERICAN HOME PRODUCTS CORPORATION WHITEHALL-ROBINS HEALTHCARE DIVISION -- CERTAIN
DOMESTIC VITAMIN AND NUTRITIONAL SUPPLEMENT CONSUMER HEALTHCARE BRANDS (NUTRITIONAL
SUPPLEMENT LINES)
     Report of Independent Public Accountants.........................................  F-65
     Statement of Net Assets to be Sold as of November 30, 1996.......................  F-66
     Statements of Net Revenues in Excess of Direct Expenses for the Years Ended
      November 30, 1995 and 1996......................................................  F-67
     Notes to Statements..............................................................  F-68

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Selfcare, Inc.:

     We have audited the accompanying consolidated balance sheets of Selfcare, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of Orgenics, Ltd., a majority-owned subsidiary of the Company, which statements reflect total assets and total revenues of 20 percent and 11 percent in 1996, respectively, of the consolidated totals. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for those entities, is based solely on the report of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Selfcare, Inc. and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                             ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 19, 1997 (except for the matters discussed in Notes 2(n) and 5, as to which the date is March 6, 1997)

                        SELFCARE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                             DECEMBER 31,
                                                                                     -----------------------------
                                                                                         1995            1996
                                                                                     ------------    -------------
                                                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.......................................................   $  7,394,750    $ 16,458,654
  Accounts receivable, net of allowance for doubtful accounts of approximately
    $94,000 in 1995 and $316,000 in 1996..........................................      1,414,232       5,478,814
  Inventories.....................................................................      1,193,114       2,266,234
  Prepaid and other current assets................................................        305,043       1,034,260
                                                                                     ------------    ------------
        Total current assets......................................................     10,307,139      25,237,962
                                                                                     ------------    ------------
PROPERTY AND EQUIPMENT, AT COST:
  Machinery and laboratory equipment..............................................      1,705,802       7,275,161
  Leasehold improvements..........................................................        691,946       1,109,658
  Furniture and fixtures..........................................................        295,775         408,639
  Computer equipment..............................................................        151,092         657,780
                                                                                     ------------    ------------
                                                                                        2,844,615       9,451,238
  Less -- Accumulated depreciation and amortization...............................        625,008       1,592,353
                                                                                     ------------    ------------
                                                                                        2,219,607       7,858,885
                                                                                     ------------    ------------
INVESTMENTS IN AFFILIATED COMPANIES...............................................      1,000,000       3,732,609
                                                                                     ------------    ------------
GOODWILL AND OTHER INTANGIBLE ASSETS, NET.........................................             --       3,741,171
OTHER ASSETS......................................................................        165,602         518,825
                                                                                     ------------    ------------
                                                                                     $ 13,692,348    $ 41,089,452
                                                                                     ============    ============
                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Short-term bank debt............................................................   $         --    $  1,337,000
  Current portion of long-term debt...............................................             --         332,000
  Current portion of promissory note payable to EN PLC............................             --       1,267,851
  Accounts payable................................................................      1,764,095       4,991,543
  Accrued expenses and other current liabilities..................................      1,665,368       5,826,952
  Current portion of convertible advance..........................................      2,333,333              --
  Current portion of deferred revenue.............................................        226,667       1,619,152
                                                                                     ------------    ------------
        Total current liabilities.................................................      5,989,463      15,374,498
                                                                                     ------------    ------------
LONG-TERM LIABILITIES:
  Deferred revenue, net of current portion........................................      3,123,035       4,786,347
  Notes payable, net of current portion...........................................      3,000,000       3,000,000
  Promissory note payable to EN PLC, net of current portion.......................             --       2,535,701
  Long-term debt, net of current portion..........................................             --         360,000
  Convertible advance, net of current portion.....................................      4,666,667              --
  Convertible payable.............................................................        500,000              --
                                                                                     ------------    ------------
        Total long-term liabilities...............................................     11,289,702      10,682,048
COMMITMENTS AND CONTINGENCIES (Notes 4, 5 and 11)
MINORITY INTEREST IN SUBSIDIARY...................................................             --       1,199,684
                                                                                     ------------    ------------
MANDATORILY REDEEMABLE PREFERRED STOCK OF A SUBSIDIARY............................      1,643,580       1,753,928
                                                                                     ------------    ------------
STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock
    Authorized -- 5,000,000 shares
    Issued and outstanding -- 5,200 shares in 1996................................             --               5
  Common stock, $.001 par value --
    Authorized -- 40,000,000 shares
    Issued -- 4,057,924 and 5,975,263 shares in 1995 and 1996, respectively.......          4,058           5,975
  Additional paid-in capital......................................................      9,553,220      55,233,847
  Deferred compensation...........................................................       (198,965)             --
  Less -- Treasury stock, at cost, 15,600 shares..................................        (15,200)        (15,200)
  Accumulated deficit.............................................................    (14,676,034)    (43,318,898)
  Cumulative translation adjustment...............................................        102,524         173,565
                                                                                     ------------    ------------
        Total stockholders' equity (deficit)......................................     (5,230,397)     12,079,294
                                                                                     ------------    ------------
                                                                                     $ 13,692,348    $ 41,089,452
                                                                                     ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                        SELFCARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              YEARS ENDED DECEMBER 31,
                                                    ---------------------------------------------
                                                       1994             1995             1996
                                                    -----------     ------------     ------------
Net product sales.................................. $ 2,089,387     $  6,722,625     $ 14,066,630
Grants and other revenue...........................     232,538          516,087        4,996,158
                                                    -----------     ------------     ------------
     Net revenue...................................   2,321,925        7,238,712       19,062,788
Cost of sales......................................   1,559,854        5,564,438       10,958,024
                                                    -----------     ------------     ------------
     Gross profit..................................     762,071        1,674,274        8,104,764
                                                    -----------     ------------     ------------
Operating expenses:
  Research and development.........................     584,217        1,532,496        6,643,186
  Charge for in-process research and development...          --               --        4,396,700
  Selling, general and administrative..............   2,962,531        5,649,781       10,517,790
  Noncash compensation charge......................      60,025           52,000        4,195,437
                                                    -----------     ------------     ------------
     Total operating expenses......................   3,606,773        7,234,277       25,753,113
                                                    -----------     ------------     ------------
     Operating loss................................  (2,844,702)      (5,560,003)     (17,648,349)
Interest expense, including noncash interest
  relating to issuance of warrants (Note 8)........      (7,111)      (4,519,375)     (11,295,382)
Interest income....................................          --           38,055          543,447
Equity in net loss of affiliate....................          --               --         (200,000)
                                                    -----------     ------------     ------------
Loss before minority interest and dividends and
  accretion on preferred stock of a subsidiary.....  (2,851,813)     (10,041,323)     (28,600,284)
Minority interest in subsidiary's income...........      67,050               --          132,990
Dividends and accretion on mandatorily redeemable
  preferred stock of a subsidiary..................          --          (55,580)        (110,348)
                                                    -----------     ------------     ------------
     Net loss...................................... $(2,784,763)    $(10,096,903)    $(28,577,642)
                                                    ===========     ============     ============
Net loss per common and common equivalent share.... $      (.52)    $      (1.66)    $      (4.70)
                                                    ===========     ============     ============
Weighted average number of common and common
  equivalent shares outstanding....................   5,378,736        6,071,799        6,082,928
                                                    ===========     ============     ============

  The accompanying notes are an integral part of these consolidated financial statements.

                        SELFCARE, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                    PREFERRED STOCK             COMMON STOCK
                                                                 ---------------------     -----------------------
                                                                  NUMBER       $.001        NUMBER
                                                                    OF          PAR           OF           $.001
                                                                  SHARES       VALUE        SHARES       PAR VALUE
                                                                 --------     --------     ---------     ---------
Balance, December 31, 1993...................................          --           --     2,507,310      $ 2,507
 Issuance of common stock, net of issuance costs of
   $92,133...................................................          --           --     1,216,332        1,216
 Issuance of common stock in connection with consulting
   agreements................................................          --           --        36,465           36
 Exercise of stock options...................................          --           --           650            1
 Net loss....................................................          --           --            --           --
                                                                    -----     --------     ---------      -------
Balance, December 31, 1994...................................          --           --     3,760,757        3,760
 Subsidiary's issuance of preferred stock....................          --           --            --           --
 Issuance of common stock....................................          --           --        57,083           58
 Issuance of common stock in connection with notes payable...          --           --       212,784          213
 Issuance of common stock warrants in connection with notes
   payable...................................................          --           --            --           --
 Noncash interest expense related to common stock warrants
   issued in connection with notes payable...................          --           --            --           --
 Exercise of stock options...................................          --           --        27,300           27
 Deferred compensation related to grants of common stock
   options...................................................          --           --            --           --
 Amortization of deferred compensation related to grants of
   common stock options......................................          --           --            --           --
 Purchase of treasury stock..................................          --           --            --           --
 Purchase of common stock options............................          --           --            --           --
 Change in cumulative translation adjustment.................          --           --            --           --
 Net loss....................................................          --           --            --           --
                                                                    -----     --------     ---------      -------
Balance, December 31, 1995...................................          --           --     4,057,924        4,058
 Issuance of Common Stock, net of issuance costs of
   approximately $2,343,000..................................          --           --     1,505,508        1,505
 Issuance of Common Stock related to Convertible advances....          --           --       135,421          135
 Issuance of Series A Convertible Preferred Stock, net of
   issuance costs of approximately $338,000..................       5,500            5            --           --
 Dividends accrued on Series A Convertible Preferred Stock...          --           --            --           --
 Conversion of Series A Convertible Preferred Stock to Common
   Stock.....................................................        (300)          --        22,892           23
 Conversion of Note Payable into Common Stock................          --           --       201,622          202
 Exercise of Stock Options...................................          --           --        51,896           52
 Noncash interest expense related to Common Stock Warrants
   issued in connection with promissory notes payable........          --           --            --           --
 Noncash compensation expense related to Common Stock Options
   issued to Company's President.............................          --           --            --           --
 Noncash compensation expense related to grants of Common
   Stock Options.............................................          --           --            --           --
 Noncash interest expense related to Common Stock Warrants
   issued in connection with promissory notes payable........          --           --            --           --
 Options granted in connection with the Orgenics
   acquisition...............................................          --           --            --           --
 Amortization of deferred compensation related to grant of
   Common Stock options......................................          --           --            --           --
 Change in cumulative translation adjustment.................          --           --            --           --
 Net loss....................................................          --           --            --           --
                                                                    -----     --------     ---------      -------
Balance, December 31, 1996...................................       5,200     $      5     5,975,263      $ 5,975
                                                                    =====     ========     =========      =======


                                                                                                        TREASURY STOCK
                                                                                                    ----------------------
                                                                 ADDITIONAL          DEFERRED       NUMBER OF
                                                               PAID-IN CAPITAL     COMPENSATION      SHARES         COST
                                                               ---------------     ------------     ---------     --------
Balance, December 31, 1993...................................    $ 1,834,477        $       --            --      $     --
 Issuance of common stock, net of issuance costs of
   $92,133...................................................      2,762,682                --            --            --
 Issuance of common stock in connection with consulting
   agreements................................................         59,989                --            --            --
 Exercise of stock options...................................            999                --            --            --
 Net loss....................................................             --                --            --            --
                                                                 -----------        ----------       -------      --------
Balance, December 31, 1994...................................      4,658,147                --            --            --
 Subsidiary's issuance of preferred stock....................             --                --            --            --
 Issuance of common stock....................................        144,260                --            --            --
 Issuance of common stock in connection with notes payable...        179,835                --            --            --
 Issuance of common stock warrants in connection with notes
   payable...................................................         30,000                --            --            --
 Noncash interest expense related to common stock warrants
   issued in connection with notes payable...................      4,235,768                --            --            --
 Exercise of stock options...................................         69,045                --            --            --
 Deferred compensation related to grants of common stock
   options...................................................        250,965          (250,965)           --            --
 Amortization of deferred compensation related to grants of
   common stock options......................................             --            52,000            --            --
 Purchase of treasury stock..................................             --                --       (15,600)      (15,200)
 Purchase of common stock options............................        (14,800)               --            --            --
 Change in cumulative translation adjustment.................             --                --            --            --
 Net loss....................................................             --                --            --            --
                                                                 -----------        ----------       -------      --------
Balance, December 31, 1995...................................      9,553,220          (198,965)      (15,600)      (15,200)
 Issuance of Common Stock, net of issuance costs of
   approximately $2,343,000..................................     10,439,344                --            --            --
 Issuance of Common Stock related to Convertible advances....        499,865                --            --            --
 Issuance of Series A Convertible Preferred Stock, net of
   issuance costs of approximately $338,000..................      5,161,850                --            --            --
 Dividends accrued on Series A Convertible Preferred Stock...             --                --            --            --
 Conversion of Series A Convertible Preferred Stock to Common
   Stock.....................................................         14,162                --            --            --
 Conversion of Note Payable into Common Stock................     13,693,346                --            --            --
 Exercise of Stock Options...................................         80,017                --            --            --
 Noncash interest expense related to Common Stock Warrants
   issued in connection with promissory notes payable........     10,632,842                --            --            --
 Noncash compensation expense related to Common Stock Options
   issued to Company's President.............................      3,240,000                --            --            --
 Noncash compensation expense related to grants of Common
   Stock Options.............................................        756,472                --            --            --
 Noncash interest expense related to Common Stock Warrants
   issued in connection with promissory notes payable........        106,729                --            --            --
 Options granted in connection with the Orgenics
   acquisition...............................................      1,056,000                --            --            --
 Amortization of deferred compensation related to grant of
   Common Stock options......................................             --           198,965            --            --
 Change in cumulative translation adjustment.................             --                --            --            --
 Net loss....................................................             --                --            --            --
                                                                 -----------        ----------       -------      --------
Balance, December 31, 1996...................................    $55,233,847        $       --       (15,600)     $(15,200)
                                                                 ===========        ==========       =======      ========


                                                                                                   TOTAL
                                                                                CUMULATIVE     STOCKHOLDERS'
                                                               ACCUMULATED      TRANSLATION       EQUITY
                                                                 DEFICIT        ADJUSTMENT       (DEFICIT)
                                                               ------------     ----------     -------------
Balance, December 31, 1993...................................  $(1,794,368)      $     --      $     42,616
 Issuance of common stock, net of issuance costs of
   $92,133...................................................           --             --         2,763,898
 Issuance of common stock in connection with consulting
   agreements................................................           --             --            60,025
 Exercise of stock options...................................           --             --             1,000
 Net loss....................................................   (2,784,763)            --        (2,784,763)
                                                               ------------      --------      ------------
Balance, December 31, 1994...................................   (4,579,131)            --            82,776
 Subsidiary's issuance of preferred stock....................           --             --                --
 Issuance of common stock....................................           --             --           144,318
 Issuance of common stock in connection with notes payable...           --             --           180,048
 Issuance of common stock warrants in connection with notes
   payable...................................................           --             --            30,000
 Noncash interest expense related to common stock warrants
   issued in connection with notes payable...................           --             --         4,235,768
 Exercise of stock options...................................           --             --            69,072
 Deferred compensation related to grants of common stock
   options...................................................           --             --                --
 Amortization of deferred compensation related to grants of
   common stock options......................................           --             --            52,000
 Purchase of treasury stock..................................           --             --           (15,200)
 Purchase of common stock options............................           --             --           (14,800)
 Change in cumulative translation adjustment.................           --        102,524           102,524
 Net loss....................................................  (10,096,903)            --       (10,096,903)
                                                               ------------      --------      ------------
Balance, December 31, 1995...................................  (14,676,034)       102,524        (5,230,397)
 Issuance of Common Stock, net of issuance costs of
   approximately $2,343,000..................................           --             --        10,440,849
 Issuance of Common Stock related to Convertible advances....           --             --           500,000
 Issuance of Series A Convertible Preferred Stock, net of
   issuance costs of approximately $338,000..................           --             --         5,161,855
 Dividends accrued on Series A Convertible Preferred Stock...      (51,037)            --           (51,037)
 Conversion of Series A Convertible Preferred Stock to Common
   Stock.....................................................      (14,185)            --                --
 Conversion of Note Payable into Common Stock................           --             --        13,693,548
 Exercise of Stock Options...................................           --             --            80,069
 Noncash interest expense related to Common Stock Warrants
   issued in connection with promissory notes payable........           --             --        10,632,842
 Noncash compensation expense related to Common Stock Options
   issued to Company's President.............................           --             --         3,240,000
 Noncash compensation expense related to grants of Common
   Stock Options.............................................           --             --           756,472
 Noncash interest expense related to Common Stock Warrants
   issued in connection with promissory notes payable........           --             --           106,729
 Options granted in connection with the Orgenics
   acquisition...............................................           --             --         1,056,000
 Amortization of deferred compensation related to grant of
   Common Stock options......................................           --             --           198,965
 Change in cumulative translation adjustment.................           --         71,041            71,041
 Net loss....................................................  (28,577,642)            --       (28,577,642)
                                                               ------------      --------      ------------
Balance, December 31, 1996...................................  $(43,318,898)     $173,565      $ 12,079,294
                                                               ============      ========      ============

  The accompanying notes are an integral part of these consolidated financial statements.

                        SELFCARE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              YEARS ENDED DECEMBER 31,
                                                                                    ---------------------------------------------
                                                                                       1994             1995             1996
                                                                                    -----------     ------------     ------------
Cash Flows from Operating Activities:
 Net loss.......................................................................... $(2,784,763)    $(10,096,903)    $(28,577,642)
 Adjustments to reconcile net loss to net cash used in operating activities --
   Accretion on preferred stock of a subsidiary....................................          --           55,580          110,348
   Dividends accrued on Series A preferred stock...................................          --               --          (51,037)
   Noncash interest expense related to issuance of warrants........................          --        4,235,768       10,739,571
   Noncash compensation expense related to issuance of Common Stock options........          --           52,000          955,437
   Noncash compensation expense related to Common Stock options issued to the
     Company's Chief Executive Officer.............................................          --               --        3,240,000
   Issuance of common stock for services rendered..................................      60,025               --               --
   Noncash in-process research and development expense.............................          --               --        4,396,700
   Amortization of deferred revenue................................................    (226,667)        (506,374)      (1,034,974)
   Depreciation and amortization...................................................      23,299          576,463        1,044,136
   Equity in net loss of affiliate.................................................          --               --          200,000
   Minority interest in subsidiary's income........................................     (67,050)              --         (132,990)
   Changes in assets and liabilities, net of assets and liabilities acquired in connection with the acquisition of Cambridge Diagnostics in 1994 and Orgenics in 1996 --
     Accounts receivable...........................................................     (49,634)        (476,750)      (1,937,323)
     Inventory.....................................................................     (32,505)        (163,860)          80,341
     Prepaid and other current assets..............................................     (10,148)        (229,573)        (215,400)
     Accounts payable..............................................................     190,156          801,224        2,194,066
     Accrued expenses and other current liabilities................................     130,497          948,364        2,433,403
                                                                                    -----------     ------------     ------------
       Net cash used in operating activities.......................................  (2,766,790)      (4,804,061)      (6,555,364)
                                                                                    -----------     ------------     ------------
Cash Flows from Investing Activities:
 Purchases of property and equipment...............................................     (36,826)      (1,251,210)      (4,749,476)
 Proceeds from sale of property and equipment......................................          --           61,386               --
 (Increase) decrease in other assets...............................................      28,844               --         (448,050)
 Cash paid for investment in affiliated companies..................................          --               --         (129,057)
 Cash paid for investment in Orgenics, net of cash acquired........................          --         (500,000)      (5,515,659)
 Cash paid for acquisition of Cambridge Diagnostics, net of cash acquired..........  (1,333,869)              --               --
                                                                                    -----------     ------------     ------------
       Net cash used in investing activities.......................................  (1,341,851)      (1,689,824)     (10,842,242)
                                                                                    -----------     ------------     ------------
Cash Flows from Financing Activities:
 (Increase) decrease in restricted cash............................................     (69,346)          69,346               --
 (Purchase of) proceeds from note receivable.......................................     950,000               --               --
 Net proceeds from the issuance of Common Stock....................................   2,764,898          213,390       10,520,918
 Net proceeds from issuance of preferred stock.....................................          --               --        5,161,855
 (Repayments on) proceeds from line of credit......................................   1,872,685       (2,167,685)              --
 Repayments of long-term debt......................................................          --               --          (17,076)
 Net proceeds from borrowing under short-term bank debt............................          --               --          185,144
 Increase in deferred revenue......................................................          --        2,432,000        3,815,336
 Proceeds from issuance of notes payable...........................................          --        3,000,000               --
 Proceeds from issuance of Common Stock warrants in connection with notes
   payable.........................................................................          --           30,000               --
 Purchase of treasury stock........................................................          --          (15,200)              --
 Proceeds from convertible advance.................................................          --        7,000,000        6,693,548
 Purchase of Common Stock options..................................................          --          (14,800)              --
 Proceeds from sale of preferred stock of a subsidiary.............................          --        1,588,000               --
                                                                                    -----------     ------------     ------------
       Net cash provided by financing activities...................................   5,518,237       12,135,051       26,359,725
                                                                                    -----------     ------------     ------------
Foreign Exchange Effect on Cash and Cash Equivalents...............................          --           (8,524)         101,785
                                                                                    -----------     ------------     ------------
Net Increase in Cash and Cash Equivalents..........................................   1,409,596        5,632,642        9,063,904
Cash and Cash Equivalents, beginning of period.....................................     352,512        1,762,108        7,394,750
                                                                                    -----------     ------------     ------------
Cash and Cash Equivalents, end of period........................................... $ 1,762,108     $  7,394,750     $ 16,458,654
                                                                                    ===========     ============     ============
Supplemental Disclosure of Cash Flow Information:
 Cash paid for --
   Interest........................................................................ $    12,168     $    254,134     $    396,118
                                                                                    ===========     ============     ============
   Income taxes.................................................................... $       456     $      6,162     $     47,705
                                                                                    ===========     ============     ============
Supplemental Disclosure of Noncash Investing and Financing Activities:
 On November 23, 1994, the Company acquired all of the assets and assumed certain liabilities of Cambridge Diagnostics --
   Fair value of assets acquired................................................... $ 3,191,794     $         --     $         --
   Liabilities assumed.............................................................   1,115,067               --               --
                                                                                    -----------     ------------     ------------
       Cash paid for acquisition, net of cash acquired............................. $ 2,076,727     $         --     $         --
                                                                                    ===========     ============     ============
 On October 24, 1996, the Company acquired 57.1% of the assets and liabilities of
   Orgenics, Ltd.
   Fair value of net assets acquired, net of minority interest..................... $        --     $         --     $  1,659,326
   In-process research and development.............................................          --               --        4,397,700
   Goodwill........................................................................          --               --        3,020,176
   Conversion of debenture into shares of Orgenics.................................          --               --       (1,000,000)
   Options granted in connection with the acquisition..............................          --               --       (1,056,000)
   Less cash acquired..............................................................          --               --       (1,505,543)
                                                                                    -----------     ------------     ------------
       Cash paid for acquisition, net of cash acquired............................. $        --     $         --     $  5,515,659
                                                                                    ===========     ============     ============
   Cash paid for Investment in Affiliated Companies
   Cost of investment.............................................................. $        --     $         --     $  3,932,609
   Stock acquired through issuance of promissory notes payable.....................          --               --        3,803,552
                                                                                    -----------     ------------     ------------
       Cash paid for investment in affiliated companies............................ $        --     $         --     $    129,057
                                                                                    ===========     ============     ============
Conversion of convertible advance into Common Stock................................ $        --     $         --     $ 13,693,548
                                                                                    ===========     ============     ============
Conversion of convertible payable into Common Stock................................ $        --     $         --     $    500,000
                                                                                    ===========     ============     ============

  The accompanying notes are an integral part of these consolidated financial statements.

                        SELFCARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION

     Selfcare, Inc. ("Selfcare" or the "Company") is engaged in the development, manufacture and marketing of self-test diagnostic products for the diabetes, women's health and infectious disease markets. The Company's existing and planned products are targeted at the two largest existing markets for self-care diagnostics, diabetes management and women's health, as well as the emerging market for self tests for infectious diseases and agents, including human immunodeficiency virus ("HIV").

     On November 30, 1994, the Company acquired substantially all of the assets and the exclusive rights to certain licenses (see Note 12(c)) of Cambridge Biotech Limited from Cambridge Biotech Corporation ("Cambridge Biotech"). Thereafter, the Company changed this subsidiary's name from Cambridge Biotech Limited to Cambridge Diagnostic Ireland Limited ("Cambridge Diagnostics"). The total cost of the acquisition was $3,191,794, which consisted of $2,076,727 in cash (including acquisition costs) and $1,115,067 of assumed liabilities. This transaction was accounted for as a purchase (see Note 3).

     In October 1996 the Company acquired a 57.1% direct and indirect equity interest in Orgenics Ltd. ("Orgenics") for total consideration of $9,077,000. The Company estimates that it will pay additional consideration totaling approximately $9,307,000 in cash and Common Stock for the remaining 42.9% direct and indirect equity interest in March 1997 (see Note 5).

     On January 14, 1997, the Company entered into an agreement to acquire the U.S. rights to several nutritional supplement product lines (the "Nutritional Supplement Lines Acquisition") from American Home Products Corporation ("AHP") for $30 million in cash and the issuance of a $6 million 7% promissory note (see
Note 19).

     Since inception, the Company has devoted substantially all of its efforts toward the research and development of products, the establishment of distribution networks in the United States and Europe, and raising capital. Management anticipates that substantially all future revenues will be derived from products under development or those developed or acquired in the future. Principal risks to the Company include the ability of the Company to obtain adequate financing to fund future operations, dependence on key individuals, competition from substitute products and larger companies, obtaining regulatory approval, and the successful development and marketing of commercial products. Based on the Company's current operating plan, including alternate financing sources, such as from the Master Agreement with Johnson and Johnson Development Corporation ("JJDC") and Lifescan, Inc. ("LifeScan") (see Note 10), management believes that the Company has adequate financial resources to continue operations through at least January 1998. See "Risk Factors" beginning on page 8 of this Prospectus.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Principles of Consolidation

     The accompanying consolidated financial statements include the results of the Company and its wholly owned subsidiaries: Cambridge Diagnostics (an Irish corporation), Selfhelp Israel, Ltd. (an Israeli corporation), Selfcare International GmbH (a German corporation), Selfcare Europe Ltd. ("SCE") and subsidiaries (a UK corporation), and Inverness Medical Limited (a Scottish corporation) ("Inverness"). Also included in the accompanying consolidated financial statements is the Company's 49% minority interest in Cambridge Affiliate Corporation ("Cambridge Affiliate"), as discussed in Note 12(c) and its 57.1% direct and indirect equity interest in Orgenics (see Note 5). The results of operations of Orgenics from the date of acquisition (October 24, 1996) through December 31, 1996 have been consolidated by the Company, adjusted to give effect to the minority interest of 42.9%. All material intercompany balances and transactions have been eliminated in consolidation.

                        SELFCARE, INC. AND SUBSIDIARIES

     The accounts of SCE include its wholly owned subsidiaries, Selfcare Europe, GmbH (a German company) and Selfcare Benelux (a Belgian company). SCE was a joint venture between the Company and Enviromed plc ("Enviromed") in which the Company originally held a 50% interest. Due to default by Enviromed on certain covenants of the joint venture agreement during 1995, the Company has assumed 100% ownership and effective operating control of SCE (see Note 11(c)). Accordingly, the Company considers this entity to be a wholly owned subsidiary and has included its results of operations in the accompanying consolidated financial statements for the year ended December 31, 1995 and 1996.

     The accounts of Orgenics also includes its wholly-owned subsidiary PBS S.A. ("PBS"), a French corporation and its 55% owned subsidiary CPEI Orgenics LTDA, a Brazilian corporation.

  (b) Revenue Recognition

     Product revenue is recognized when products are shipped to customers, at which time title is transferred. The Company is recognizing deferred revenue relating to the 1993 sale of technology over a defined life (see Note 12(a)). The Company is recognizing deferred revenue relating to the Lifescan alliance as unfulfilled obligations are met (see Note 10). The Company has also recorded deferred revenue in the accompanying consolidated balance sheets relating to amounts received in advance on certain contracts and grants (see Notes 4 and 11(b)). The Company records the related revenue on funded amounts relating to facilities and equipment over their estimated useful lives and related costs based on when such costs are incurred.

  (c) Cash and Cash Equivalents

     The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company has classified its cash equivalents as held-to-maturity and recorded them at amortized cost, which approximates market value. The Company considers all highly liquid cash investments with maturities of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents consisted of the following at December 31, 1995 and 1996:

                                                                        DECEMBER 31,
                                                               ------------------------------
                                                                  1995              1996
                                                               ----------       -------------
    Cash and money market funds..............................  $7,394,750        $  2,622,824
    Overnight time deposits..................................          --          13,835,830
                                                               ----------        ------------
                                                               $7,394,750        $ 16,458,654
                                                               ==========        ============

  (d) Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following at December 31, 1995 and 1996:

                                                                        DECEMBER 31,
                                                               ------------------------------
                                                                  1995              1996
                                                               ----------       -------------
    Raw materials............................................  $  776,770        $ 1,363,168
    Work in-process..........................................     237,954            272,466
    Finished goods...........................................     178,390            630,600
                                                               ----------        -----------
                                                               $1,193,114        $ 2,266,234
                                                               ==========        ===========

                        SELFCARE, INC. AND SUBSIDIARIES

  (e) Depreciation and Amortization

     Depreciation and amortization are computed using the straight-line method based on the estimated useful lives of the related assets as follows:

                                                                       ESTIMATED
                         ASSET CLASSIFICATION                         USEFUL LIFE
        ------------------------------------------------------  ------------------------
        Machinery and laboratory equipment....................        3 - 5 Years
        Leasehold improvements................................  Lesser of Life of Lease
                                                                    or Life of Asset
        Furniture and fixtures................................        3 - 7 Years
        Computer equipment....................................        3 - 5 Years

  (f) Postretirement Benefits

     The Company does not have any obligations for postretirement or postemployment benefits, as defined by SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, as it does not currently offer such benefits. Orgenics provides certain severance benefits as discussed in Note 11(h).

  (g) Net Loss per Common and Common Equivalent Share

     Net loss per common and common equivalent share is based on the weighted average number of shares of Common Stock and Common Stock equivalents outstanding during the period. All shares, options and warrants issued during the 12 months immediately preceding the initial public offering were treated as if they had been outstanding for the years ended December 31, 1994 and 1995 and from January 1, 1996 through August 6, 1996 in accordance with the treasury-stock method. Common Stock equivalents (certain stock options, warrants and convertible preferred stock) for all periods have not been included, as their inclusion would be antidilutive.

  (h) Foreign Currency Translation

     The accounts of the Company's subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation. Accordingly, assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date. Income and expense accounts are translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a separate component of consolidated stockholders' equity. The aggregate transaction gains and losses were immaterial for all periods presented.

  (i) Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  (j) Concentration of Credit Risk

     SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance sheet and credit risk concentrations. The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The

                        SELFCARE, INC. AND SUBSIDIARIES

Company maintains the majority of its cash balances and its overnight time deposits with financial institutions. See Note 16 for financial information by geographic area.

  (k) Derivative Financial Instruments and Fair Value of Financial Instruments

     The Company does not have any derivative or other financial instruments as defined by SFAS No. 119, Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments.

     SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of an estimate of the fair value of certain financial instruments. The Company's financial instruments consist of cash equivalents, accounts receivable and debt. The estimated fair value of these financial instruments approximates their carrying value at December 31, 1995 and 1996. The estimated fair values have been determined through information obtained from market sources and management estimates.

  (l) Recapitalization

     On June 13, 1996, the Company's Board of Directors authorized 5,000,000 shares of preferred stock and declared a 13-for-1 stock split of the Company's Common Stock, effected as a dividend for all common stockholders of record as of June 20, 1996. All share and per share amounts of Common Stock for all periods presented have been retroactively adjusted to reflect the stock split.

  (m) Investment in Affiliated Company

     The Company accounts for its investment in an affiliated company under the equity method (see Note 15).

  (n) Public Offerings

     Effective August 6, 1996, the Company completed its initial public offering (the "IPO") of 1,495,000 shares of Common Stock for $8.50 per share. The sale of Common Stock resulted in net proceeds to the Company of approximately $10,365,000 after deducting all expenses related to the IPO. On March 6, 1997, the Company sold 1,800,000 shares of Common Stock resulting in net proceeds of $16,300,000.

(3) ACQUISITION OF CAMBRIDGE DIAGNOSTICS

     On November 30, 1994, the Company acquired all outstanding stock of Cambridge Diagnostics for a nominal value and concurrently acquired substantially all of the assets and assumed certain liabilities of Cambridge Diagnostics. As consideration, the Company paid $2,076,727 in cash (including acquisition costs) and assumed $1,115,067 of liabilities. In connection with this acquisition, the Company also acquired 49% of Cambridge Affiliate and entered into various contractual agreements (see Note 12(c)). This transaction was accounted for as a purchase, and accordingly, the results of Cambridge Diagnostics since November 30, 1994 are included in the accompanying consolidated financial statements. The aggregate purchase price of $3,191,794 was allocated based on the fair value of tangible assets acquired as follows:

            Current assets...........................................  $1,766,960
            Property and equipment...................................   1,424,834
                                                                       ----------
                                                                       $3,191,794
                                                                       ==========

(4) INVESTMENT IN INVERNESS MEDICAL LIMITED

     On May 31, 1995, the Company invested approximately $1,588,000 to fund initial operations and to acquire a 50% interest in Inverness. Inverness (formerly named Hebocraft Limited) was founded on November 1, 1994 and had no significant activities, assets or liabilities at the time of the Company's

                        SELFCARE, INC. AND SUBSIDIARIES
investment. Inverness & Nairn Local Enterprise Company ("INLEC") holds the remaining 50% interest in Inverness and also paid in $1,588,000 for its interest. The Company holds 1,000,000 ordinary shares of stock, while INLEC holds 1,000,000 shares of 6% Cumulative Redeemable Preference Shares (the "Preference Shares"). This investment is consolidated by the Company due to its ownership of 100% of Inverness' ordinary shares. The Preference Shares held by INLEC (including cumulative dividend) are reflected in the accompanying consolidated balance sheets as mandatorily redeemable preferred stock of a subsidiary.

     The Preference Shareholders are entitled to receive, out of funds legally available, a cumulative annual dividend of approximately $0.095 per share, payable annually on April 30, beginning in 1996. At the option of the Company and subject to certain limitations on each redemption, the Preference Shares may be redeemed for approximately $1.67 per share, plus any accrued and unpaid dividends. The Company must redeem all 1,000,000 Preference Shares by May 31, 2000. If the Company cannot legally redeem the Preference Shares on that date, it must redeem the shares as soon as legally permissible at a price of approximately $1.91 per share plus any accrued and unpaid dividends. Upon liquidation of Inverness, the Preference Shareholders are entitled to receive approximately $1.59 per share, plus any accrued and unpaid dividends; thereafter, the ordinary stockholders shall equally share with the Preference Shareholders in the remaining assets to be distributed. The Preference Shareholders do not hold any voting rights.

     Under a related agreement, Highlands and Islands Enterprise ("HIE"), a party related to INLEC, constructed a 50,000-square-foot production facility for Inverness to use for manufacturing its products. Inverness has entered into a 20-year facility lease, with an option to purchase the facility for fair market value. The rent due under this lease will be approximately $520,000 per year, subject to increases each five years, dependent upon then-current market rates, as defined. Inverness is not obligated to pay rent for the first two years of the lease. The Company is guarantor to HIE for these payments if Inverness defaults on its payments.

     INLEC has provided Inverness with L2,100,00 British Pounds Sterling (approximately $3,596,000 at December 31, 1996) for the purpose of outfitting the facility with required equipment, providing training for the Inverness work force and certain other defined costs. These funds shall be permanently invested in Inverness, so long as no events of default by Inverness occur within five years of the funding. Events of default are defined as the insolvency of Inverness, defined changes in ownership of Inverness and certain other similar related criteria. Should a default occur within five years of the funding by INLEC to Inverness, the Company will be liable to INLEC for a declining portion, as defined, of the amounts paid by INLEC.

     Inverness recognizes as revenue the funded amounts relating to the facility and equipment over the estimated useful life of the facility and equipment and amounts related to training and other costs based on when such costs are incurred. Inverness recognized grant revenue of approximately $216,000 and $722,000 during the years ended December 31, 1995 and 1996, respectively, which are included in grants and other revenues in the accompanying consolidated statements of operations. Unearned amounts of approximately $2,539,000 at December 31, 1996 are included in deferred revenue in the accompanying consolidated balance sheets

(5) INVESTMENT IN ORGENICS

     On December 23, 1995, the Company and Orgenics entered into an Investment and Loan Agreement whereby the Company purchased a $1,000,000, 18-month, unsecured, interest-bearing debenture that is convertible into redeemable preferred shares of Orgenics (the "Debenture"). Concurrent with the issuance of the Debenture, the Company provided guaranties (in the form of letters of credit) of $200,000 on the debt of Orgenics' French subsidiary to two French banks, which is included in other assets in the accompanying consolidated balance sheet. The Debenture accrues interest at the LIBOR rate (5 17/32% at December 31, 1996) plus 2%. Upon a conversion event, as defined, the principal amount together with accrued interest will convert into 20% of the then issued and outstanding share capital of Orgenics. In October 1996, the Company exercised its right to convert the Debenture (see below).

                        SELFCARE, INC. AND SUBSIDIARIES

     Two investment limited partnerships, Medica Investment (Israel) L.P. and Medica Investment (U.S.) L.P. (collectively "Medica"), contributed a total of $500,000 in cash toward the purchase of the Debenture. A director of the Company is a partner of MVP Ventures, which serves as the general partner of both Medica Investment (Israel) L.P. and Medica Investment (U.S.) L.P. On April 25, 1996, the Company exercised its right to acquire Medica's interest in the Debenture for 135,421 shares of Common Stock; the Company issued such shares on May 7, 1996. Accordingly, the Company will receive all of the Orgenics shares upon conversion of the Debenture. The Company recorded the Orgenics Debenture as an asset and also recorded a convertible payable for $500,000 related to the investment made by Medica as a long-term liability in the accompanying consolidated balance sheet prior to the Company's acquisition of Medica's interest in the Debenture.

     The Company also entered into option purchase agreements (the "Option Agreements") with all of the individual stockholders of Orgenics and Orgenics International Holdings B.V. ("Orgenics International"), a Dutch holding company whose only material asset is its investment in Orgenics. Each Option Agreement provides a put option on the part of the stockholders to sell to the Company and a call option on the part of the Company to purchase from the stockholders (the "Optionee"). On March 6, 1997, the Company exercised its call option and effectively gained control of 100% of Orgenics'. The Company will be required to pay for each share of Orgenics that it acquires consideration equal to 1.75 times Orgenics' gross revenues per share (on a fully diluted basis as of the exercise date, giving effect to the conversion of the Debenture) during the most recent four fiscal quarters immediately preceding the date of exercise.

     In October 1996, the Company acquired a 57.1% direct and indirect equity interest in Orgenics as a result of the conversion of the Debenture and cash payment of approximately $7,000,000 for the purchases of outstanding shares of Orgenics and Orgenics International. In addition, the Company has granted options to purchase 85,800 shares of Common Stock having a fair market value of $1,056,000 (Note 13(b)) and incurred direct acquisition costs of $100,000. The Company estimates that it will pay additional consideration totaling approximately $9,307,000 in cash and common stock for substantially all the remaining shares in Orgenics and Orgenics International pursuant to the exercise of the Option Agreements.

     The aggregate purchase price of the Company's 57.1% direct and indirect interest in Orgenics of approximately $9,077,000 was allocated based on the relative fair values of the assets acquired as follows:

    Current assets.........................................................   $2,981,000
    Property, equipment and other assets...................................    1,245,000
    Liabilities assumed....................................................   (2,567,000)
    In-process research and development....................................    4,397,000
    Goodwill...............................................................    3,021,000
                                                                              ----------
                                                                              $9,077,000
                                                                              ==========

     The allocation of a portion of the purchase price to in-process research and development represents the applicable pro-rata portion of its appraised value of $7,700,000. Upon completion of the Orgenics acquisition, the Company anticipates that of the remaining estimated purchase price of $9,307,000, it will allocate an additional $3,303,000 to in-process research and development and $4,890,000 to goodwill.

     The portion of the purchase price allocated to goodwill and other intangible assets relates primarily to acquired technology, trade names and goodwill and will be amortized on a straight-line basis over their estimated useful lives of five years. The portion of the purchase price allocated to in-process research and development projects that had not reached technological feasibility and did not have a future alternative use was charged to expense as of the acquisition date on a pro rata basis. The remaining portion of the in-process

                        SELFCARE, INC. AND SUBSIDIARIES
research and development will be charged to expense upon completion of the Orgenics Acquisition. The amount allocated to in-process research and development projects represents the estimated fair value related to these projects determined by an independent appraisal. Proven valuation procedures and techniques were used in determining the fair market value of each intangible asset. To bring these projects to technological feasibility, high-risk development and testing issues will need to be resolved which will require substantial additional effort and testing.

     The remaining consideration of approximately $9,307,000 for the Orgenics shares to be purchased pursuant to the Option Agreements is payable by the Company, at the election of each Optionee, entirely in cash, entirely in Common Stock or 50% in cash and 50% in Common Stock. Assuming the Orgenics and Orgenics International Stockholders elect to receive the consideration in the form of 50% cash and 50% Common Stock, the Company would pay approximately $4,654,000 in cash and issue approximately 393,537 shares of Common Stock (based on an average market price of $11.825 per share of Common Stock and Orgenics' revenues for the four fiscal quarters ended December 31, 1996).

     The Company has granted certain registration rights with respect to the shares of Common Stock issued pursuant to the Option Agreements.

     For financial information reflecting the Orgenics Acquisition on a pro forma basis, along with the Nutritional Supplement Lines Acquisition (see Note
19) and certain other events, see the Company's Unaudited Pro Forma Combined Condensed Financial Statements beginning on page F-33.

(6) LINE OF CREDIT

     During 1994, the Company entered into an agreement for a demand line of credit with a bank. This line of credit was established to finance the acquisition of Cambridge Diagnostics, as discussed in Notes 1 and 3. The Company included a certificate of deposit as a component of its assets collateralizing this line of credit. During November 1995, the Company paid off this line of credit with a portion of the proceeds from the issuance of notes payable (see
Note 8), and the line subsequently expired. The President of the Company had personally guaranteed the line of credit.

(7) SHORT-TERM BANK DEBT

     Orgenics has the following short-term debt instruments outstanding as of December 31, 1996:

                                                                         DECEMBER 31,
                                                                             1996
                                                                         ------------
          Israeli NIS bank overdraft...................................   $  717,000
          Short-term loans (linked to the U.S. dollar).................      620,000
                                                                          ----------
                                                                          $1,337,000
                                                                          ==========

     The State of Israel has guaranteed approximately $500,000 of the outstanding borrowings; the balance is collateralized by certain Orgenics assets. Orgenics is required to make monthly interest payments on borrowings at interest rates ranging form 7% to 21%.

(8) NOTES PAYABLE

     In 1995, the Company issued notes payable (the "Cambridge Diagnostics Notes") and common stock warrants (the "Cambridge Diagnostics Warrants") to individual investors for gross proceeds of $3,030,000. Of this amount, $3,000,000 relates to the Cambridge Diagnostics Notes, which bear interest at 10% and are due on March 31, 1998. As of December 31, 1995 and 1996, $675,000 and $825,000, respectively, of such notes were due to certain directors and officers of the Company. Upon default by the Company, as defined, and the vote of at least 51% (based on the total principal value of the Cambridge Diagnostics Notes) of the

                        SELFCARE, INC. AND SUBSIDIARIES
noteholders, the noteholders may demand full or partial payment of the notes plus accrued interest. The Company closed on this financing in several installments from March 1995 through August 1995.

     The remaining $30,000 represents amounts paid to the Company in exchange for warrants to purchase shares of Common Stock. The number of Cambridge Diagnostics Warrants is calculated as 69% of the net sales of Cambridge Diagnostics for the fiscal year preceding the repayment of the Cambridge Diagnostics Notes divided by $32.87. The Company would have issued 1,142,635 shares of the Company's Common Stock based on net sales of Cambridge Diagnostics for 1995, if the notes were repaid prior to December 31, 1996. In December 1996, the Company entered into agreements with substantially all the principal noteholders of the Cambridge Diagnostics Notes, whereby the Company canceled the Cambridge Diagnostics Warrants and effectively fixed the ultimate number of shares of the Company's Common Stock to be issued at 1,142,635, of which 314,222 will be exercisable by certain directors and officers of the Company; 990,050 of the shares of Common Stock will be issued for no additional consideration upon the earlier of January 15, 2000 or the date on which a change in control of the Company (as defined) occurs, pursuant to one of the December agreements. Accordingly, the Company has recorded noncash interest charges of approximately $4,236,000 and $10,633,000 for the year ended December 31, 1995 and 1996, respectively, which represents the difference between the fair market value of the underlying Common Stock and the exercise price of the Cambridge Diagnostics Warrants.

     In order for the Company to obtain approval for listing of its common stock on the American Stock Exchange, the Company entered into agreements with certain holders of $2,750,000 in principal amounts of the Cambridge Diagnostic Notes, pursuant to which such holders agreed that such aggregate principal amount, together with any accrued but unpaid interest thereon, would automatically convert into shares of Common Stock if the Company's stockholders' equity as of November 30, 1996 is less than $4.0 million. If the Company met the stockholders' equity threshold, the Cambridge Diagnostics Notes would be due and payable on December 31, 1996. As consideration for the foregoing, each holder who agreed to these terms will receive additional consideration in an amount equal to 5.0% of the principal amount of the Cambridge Diagnostics Notes held by such holder. The Company's stockholders' equity was greater than $4.0 million as of November 30, 1996; accordingly, the $2,750,000 principal amount and $137,500 of additional consideration became due. On December 31, 1996, the Company entered into an agreement with substantially all the principal holders of the Cambridge Diagnostic Notes, pursuant to which such holders agreed to defer repayment of the principal amount of their notes until January 15, 1998 and effectively fix the ultimate number of shares of Common Stock to be issued. As consideration for the foregoing, the Company agreed to issue five-year warrants to purchase an aggregate of 54,090 shares of Common Stock that are fully exercisable at an exercise price of $12.875 (fair market value as of grant dated) to such holders, of which 14,999 will be exercisable by certain directors and officers of the Company. If the notes are not paid by June 30, 1997 and the Company has not sold shares of Common Stock on or before June 30, 1997 pursuant to a registration statement on form SB-2 (or a similar form), then the Company will issue additional five-year warrants to purchase an aggregate of 27,046 shares of Common Stock that would be fully exercisable at an exercise price of $12.875 to such holders, of which 7,500 would be exercisable by certain directors and officers of the Company.

     In connection with Selfcare's financing of the acquisition of Cambridge Diagnostics, Cambridge Diagnostics entered into a Guarantee and Debenture, dated August 30, 1995, with USB '93 Technology, Inc. ("USB '93, Inc."), a corporation whose president and chief executive officer is a director of the Company. Pursuant to the Guarantee and Debenture, USB '93, Inc. became the guarantor of an aggregate of $3.0 million in notes issued by SelfCare to certain investors. In return for this guarantee, Cambridge Diagnostics granted USB '93, Inc. a security interest in its machinery, equipment, securities, goodwill and uncalled capital, patents, trademarks, patent applications, brand names, copyrights, any and all rights acquired by Cambridge Diagnostics as a licensee or sub-licensee, and all present and future benefit, right, title and interest in any and all moneys, payments and proceeds of insurance presently maintained or obtained in the future.

                        SELFCARE, INC. AND SUBSIDIARIES

     The Company issued 119,834 shares of Common Stock to U.S. Boston Capital Corporation, the president of which is a director of the Company, for its services as placement agent on the Cambridge Diagnostics Notes. Additionally, the Company issued 92,950 shares of Common Stock to the Company's President for his personal guarantee of these notes. The total fair value of the shares issued to both the President and USB '93 ($101,000 and $79,000, respectively) have been recorded as deferred financing costs, which are included in other assets in the accompanying consolidated financial statements, and are being amortized over the original life of the Cambridge Diagnostics Notes.

(9) LONG-TERM DEBT

     Orgenics has the following long-term debt outstanding as of December 31, 1996.

                                                                       INTEREST       DECEMBER 31,
                                                                         RATE             1996
                                                                       --------       ------------
                                                                          %
                                                                       --------
    Bank debt....................................................         18-20         $ 66,000
                                                                           7- 9          626,000
                                                                                        --------
                                                                                         692,000
    Less current maturities....................................................          332,000
                                                                                        --------
                                                                                        $360,000
                                                                                        ========

     Aggregate maturities of long-term debt are as follows:

    1997.......................................................................         $332,000
    1998.......................................................................          326,000
    1999.......................................................................           34,000
                                                                                        --------
                                                                                        $692,000
                                                                                        ========

     Orgenics is required to make monthly and quarterly payments of principle and interest ranging from $1,035 to $62,133 on the various Notes through April 1999.

     As collateral for Orgenics' liabilities to banks and others in Israel, Orgenics has granted liens on certain assets, including fixed assets, insurance rights, share capital and goodwill.

(10) LIFESCAN ALLIANCE

     On November 10, 1995, the Company entered into a master agreement with JJDC and LifeScan, an affiliate of JJDC (the "Master Agreement"). The Master Agreement includes an equity investment agreement, a glucose distribution agreement and a summary of terms to be included in other distribution agreements.

     The equity investment agreement calls for up to a total of $14,000,000 of advances from JJDC. The advances convert into a maximum of 480,194 shares of the Company's Common Stock, representing 5% of the Company's Common Stock on a fully diluted basis, upon the occurrence of certain events. JJDC made the initial advance of $7,000,000 upon closing, which the Company recorded as a convertible advance in the accompanying consolidated balance sheets. On May 21, 1996, the Company met certain Food and Drug Administration (the "FDA") filing criteria, as set forth in the Master Agreement, and accordingly, the Company received approximately $6,700,000 from the second advance. As of December 31, 1995 the Company had not met either of the two conversion events nor had JJDC issued an acceleration notice; accordingly, the advances have been recorded as a convertible advances in the accompanying consolidated balance sheet in accordance with the repayment terms set forth in the agreement (quarterly installments over a three-year period). In October 1996 the Company met one of the conversion event criteria (see below).

                        SELFCARE, INC. AND SUBSIDIARIES

     The Master Agreement requires LifeScan to pay the Company an additional $7,000,000 as a success fee when the Company receives clearance from the FDA regarding the glucose system. LifeScan, as a condition of payment, may, at its option, require the Company to enter into a glucose distribution agreement (the "Distribution Agreement"). The glucose Distribution Agreement, which will run through December 31, 2010, sets certain minimum purchase requirements which, if not met by LifeScan, render the exclusivity provisions null and void.

     In October 1996, the Company met one of the conversion event criteria by entering into a Distribution Agreement with LifeScan pursuant to which LifeScan will distribute an advanced version of the Company's proprietary electrochemical blood glucose monitoring system (the "New System"). As contemplated by the terms of the LifeScan Alliance, in connection with entering into the Distribution Agreement, LifeScan paid the Company a success fee of $7,000,000 million and JJDC converted all of its approximately $13,700,000 million in convertible advances to the Company into 201,622 shares of Common Stock which represents 5% of (i) the Common Stock outstanding as of November 10, 1995, and (ii) any shares of Common Stock issued prior to such conversion pursuant to the exercise of rights to acquire Common Stock outstanding as of November 10, 1995. In addition, under the terms of the LifeScan Alliance, the Company must issue to JJDC, for no additional consideration, shares of Common Stock equal to 5% of any additional Common Stock issued pursuant to the exercise of rights to acquire Common Stock outstanding as of November 10, 1995 (the total of all shares so issued, the "Conversion Shares"). The precise number of Conversion Shares depends on the number of shares of Common Stock which the Company is required to issue in connection with the financing of the Inverness Facility as well as the vesting and exercise of options and warrants that were outstanding on November 10, 1995. However, the Company estimates that the number of additional Conversion Shares which JJDC will acquire is approximately 278,572. The New System must receive FDA clearance before sales of the product can commence in the United States. The Company has deferred revenue recognition on $3,000,000 of the success fee based on management's estimate of its future commitments under the Distribution Agreement. The Company will recognize this amount as revenue as such obligations are met, which management estimates will be over four years.

     The Master Agreement also covers two other Company products. Upon FDA acceptance of the Company's filing for each of these products, LifeScan may, at its sole discretion, pay the Company $3,000,000 and require the Company to enter into a distribution agreement for each product, under the terms set forth below. If LifeScan elects to make the $3,000,000 payment and the product receives FDA clearance, then LifeScan shall make an additional payment of $2,000,000. If LifeScan makes the $3,000,000 payment and the Company does not receive FDA clearance within one year of the payment, the $3,000,000 must be repaid in eight quarterly installments without interest (provided payments are made in a timely manner), and the related distribution agreement will terminate.

     Under the Distribution Agreement, SelfCare has agreed to indemnify LifeScan for any claims that the New System infringes on any patents. As a condition for entering into the Distribution Agreement, LifeScan was entitled to receive and received opinions of patent counsel to the effect that the New System does not infringe patents held by others.

                        SELFCARE, INC. AND SUBSIDIARIES

(11) COMMITMENTS AND CONTINGENCIES

  (a) Operating Leases

     The Company has operating lease commitments for certain of its facilities and equipment that expire through 2026. The following schedule outlines future minimum annual rental payments under these leases at December 31, 1996:

                                  DECEMBER 31,                          AMOUNT
            --------------------------------------------------------  -----------
            1997....................................................  $   767,000
            1998....................................................    1,154,000
            1999....................................................    1,119,000
            2000....................................................      928,000
            2001....................................................      928,000
            Thereafter..............................................   12,917,000
                                                                      -----------
                                                                      $17,813,000
                                                                      ===========

     Rent expense relating to these operating leases was approximately $51,000, $315,000 and $401,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

  (b) Industrial Development Authority of Ireland Grants

     Prior to the Company's acquisition of Cambridge Diagnostics (Note 3), Cambridge Diagnostics received certain capital expenditure and revenue grants from the Industrial Development Authority of Ireland (the "IDA"). Cambridge Diagnostics recognizes revenue on the capital expenditure grants over the estimated useful lives of the related assets and on revenue grants as the related costs are incurred.

     As a condition to retaining the grants, the IDA requires Cambridge Diagnostics to maintain a certain number of employees in Ireland. The IDA also prohibits the Company from disposing of assets or terminating business activities that were funded by the grants within 10 years of such grants. As of December 31, 1996, Cambridge Diagnostics was not in compliance with the employment provisions of the grants. As a result, the IDA could require Cambridge Diagnostics to repay capital expenditure and revenue grants totaling 774,000 Irish pounds (approximately $1,282,000 at December, 1996). The IDA has not historically pursued its right to recoup these grants from Cambridge Diagnostics and, as of December 31, 1996, Cambridge Diagnostics management believes that the IDA is unlikely to do so, provided that Cambridge Diagnostics does not terminate its operations in Ireland. Accordingly, as management believes that repayment is not probable, Cambridge Diagnostics has not provided for a potential liability for the repayment of these grants.

     If the IDA did pursue its rights to recoup these grants, it could have a material adverse effect on the Company and Cambridge Diagnostics.

  (c) Legal Proceedings

     From time to time, the Company may be exposed to litigation arising out of its products and operations. The Company is not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company's financial condition or results of operations.

     Pasteur Sanofi Diagnostics licensed the Pasteur HIV Technology to Cambridge Biotech and its affiliates, including Cambridge Affiliate, relating to patents and proprietary rights underlying the Company's HIV-related products. The licenses of the Pasteur HIV Technologies to Cambridge Biotech are nonexclusive and cover diagnostic test kits in finished form embodying the Pasteur HIV Technologies. The territorial scope of the licenses is worldwide, with the exception of exclusive rights which Pasteur Sanofi Diagnostics asserted to have granted in the Pasteur HIV Technologies to Genetic Systems Corporation ("Genetic Systems") in the

                        SELFCARE, INC. AND SUBSIDIARIES

United States, Canada, Mexico, Australia, New Zealand and India (the "Excluded Countries"). However, the licenses provided that, to the extent that Pasteur Sanofi Diagnostics recovers the right to practice the patents underlying the Pasteur HIV Technologies in the Excluded Countries, Cambridge Biotech is entitled to nonexclusive rights in such technology in such countries. In 1990, Pasteur Sanofi Diagnostics acquired ownership of Genetic Systems, whereupon Cambridge Biotech commenced selling products incorporating the Pasteur HIV Technologies in the United States. These activities were challenged in a patent infringement lawsuit filed in bankruptcy court in March 1995 by Institut Pasteur, the minority stockholder of Pasteur Sanofi Diagnostics, and Genetic Systems. In September 1995, the bankruptcy court ruled in favor of Cambridge Biotech on this issue, and Institut Pasteur and Genetic Systems subsequently filed an appeal in district court. The date for the appeal hearing is unknown. If the bankruptcy court decision were reversed on appeal, the territories to which Cambridge Affiliate could sell HIV-related products would be limited and this could have a material adverse effect on the Company. See
"Business -- Patent and Patents and Proprietary Rights."

     Pasteur Sanofi Diagnostics has notified Orgenics that as a result of Orgenics' use of certain peptides, Orgenics may be liable for infringement of certain patents held by Institut Pasteur and under which Pasteur Sanofi Diagnostics holds an exclusive license. Orgenics has informed the Company that it is not aware of any other threatened litigation that would have a material adverse effect on Orgenics or its business.

     The Company has been involved in a dispute with Enviromed with respect to a joint venture agreement entered into between the Company and Enviromed in March 1994 and other agreements (collectively, the "Disputed Enviromed Agreements") entered into between the Company and Enviromed and its wholly owned subsidiary, Cranfield Biotechnology Ltd., and the issuance of shares of Common Stock to Enviromed in connection therewith. See "Certain Transactions." In connection with this dispute, the Company has informed Enviromed that, due to the failure of Enviromed and Cranfield to perform their obligations under the Disputed Enviromed Agreements, it disputes Enviromed's ownership of the Common Stock held of record by Enviromed. On July 5, 1996, Enviromed filed suit against the Company and the representatives of the underwriters of the Company's IPO (the "IPO Representatives") in United States District Court for the Southern District of New York alleging breach of a registration rights agreement relating to the Common Stock held of record by Enviromed. Enviromed claimed that its rights under a registration rights agreement were breached in connection with the IPO and requested damages, injunctive relief and a declaratory judgment that Enviromed is the lawful owner of the shares. The Company has filed counterclaims against Enviromed arising out of the failure of Enviromed and Cranfield to perform their obligations under the Disputed Enviromed Agreement and is contesting Enviromed's claims vigorously. On October 18, 1996, the case was ordered transferred to the United States District Court for the District of Massachusetts. The Company is not able to estimate the amount of damages, if any, which might result from Enviromed's claims against the Company, but believes that any such damages would not be in an amount that would have a material adverse effect on the Company. The Company agreed to indemnify the IPO Representatives for any losses they might incur, including reasonable attorney's fees and expenses, as a result of the Enviromed lawsuit. On November 15, 1996, Enviromed filed a dismissal without prejudice of its claims against the IPO Representatives.

     Trinity Biotech plc ("Trinity") and Eastcourt Limited ("Eastcourt") have filed Schedule 13Ds with the Securities and Exchange Commission (the "Commission") stating that Enviromed sold the Common Stock held by it of record to Flambelle Limited ("Flambelle"), a wholly-owned subsidiary of Trinity, and Eastcourt, an entity owned 50% each by Enviromed and Flambelle, on August 28, 1996. On November 1, 1996, Enviromed announced that it had disposed of its holding of shares of Eastcourt to Flambelle for consideration of $1.25 million. In December 1996, Eastcourt filed a Schedule 13D/A and Flambelle filed a
Schedule 13D with the Commission.

     On February 12, 1997 Flambelle and Eastcourt commenced a lawsuit against the Company in the United States District Court for the District of Massachusetts, seeking a declaratory judgment that Flambelle and

                        SELFCARE, INC. AND SUBSIDIARIES

Eastcourt own the Common Stock held of record by Enviromed and damages for alleged breach of a registration rights agreement. The Company intends to contest Flambelle's and Eastcourt's claims vigorously. The Company is not able to estimate the amount of damages, if any, which might result from Flambelle's and Eastcourt's claims against the Company, but believes that any such damages would not be in an amount which would have a material adverse effect on the Company.

  (d) Agreement with Princeton BioMeditech Corporation

     On March 15, 1996, the Company entered into an agreement with Princeton BioMeditech Corporation ("Princeton") that provides for the development of certain specific infectious disease tests by Princeton for marketing by Selfcare on a nonexclusive basis. The agreement also grants the Company an option to market under its own brand name other infectious disease tests and certain other types of tests developed by Princeton on terms to be agreed. Pursuant to the agreement, the Company is also obligated to purchase $6,900,000 of certain test kits from Princeton through 1998 and will provide $500,000 to finance the purchase of equipment, which will remain the property of the Company, to be used in producing test kits for the Company. As of December 31, 1996, the Company is obligated to purchase up to $2,177,000 and $3,030,000 of certain test kits from Princeton in 1997 and 1998, respectively. The Company has paid $500,000 of the above-mentioned financing as of December 31, 1996. The agreement also provides that the Company will provide funding for the development by Princeton of a birth control aid, with respect to which the Company will have exclusive worldwide marketing rights.

  (e) Agreement with Nova Biomedical

     In September 1996, the Company entered into an agreement with Nova Biomedical Corp., a Massachusetts corporation ("Nova"), pursuant to which Nova will perform the final packaging of early pregnancy and ovulation test kits for the Company. The initial term of the agreement expires on December 31, 1998 and may be automatically renewed for additional and successive terms of one year thereafter unless either party gives written notice of its intention not to renew the agreement. Under the manufacturing agreement, the Company has agreed to purchase a minimum quantity of $1,620,000 of specified products from Nova during the term of the agreement.

  (f) Employment Agreements

     The Company has employment agreements with several of its executive officers. The terms of the agreements cover option grants, noncompete provisions, and severance arrangements.

     In September 1993, Orgenics entered into an employment agreement with its Chairman of the Board and Chief Executive Officer ("the Employee"). Under the terms of the agreement, the Employee became entitled annually to participate in the profit of Orgenics at a rate of 2% of the next income of Orgenics, subject to the condition that the net income of Orgenics be at least 10% of total sales of Orgenics in the same year. The agreement will expire in August 1997 unless one of the two parties gives expiration notice earlier. Orgenics did not incur any liability in 1996 in connection with this employment agreement.

  (g) Orgenics Royalty Commitment

     Orgenics finances its research and development expenditures in Israel under programs sponsored by the Chief Scientist of the Ministry of Trade of Israel, for the support of research and development projects. In the event that development of the products in which the Chief Scientist participates is successful, Orgenics will be obligated to pay royalties at the rate of 2%-5% of the sales of products developed with funds provided by the Chief Scientist, up to an amount equal to 100% of the Chief Scientist's research and development grants to such projects. Orgenics incurred royalty expense of $209,000 in 1996 under these programs. The maximum

                        SELFCARE, INC. AND SUBSIDIARIES
contingent royalty as of December 31, 1996 was approximately $1,500,000. Orgenics does not have any liability to the State of Israel for amounts received in support of unsuccessful programs or unsaleable products.

  (h) Orgenics Severance Obligations

     Orgenics' liability for severance pay, pursuant to Israeli law, is provided by managers insurance policies and by severance pay funds. The Company has accrued a liability of $173,000, net of contributions, as of December 31, 1996, included as a component of accrued expenses in the accompanying consolidated balance sheet.

     France has a State-run mandatory pension plan to which contributions are made monthly by both the employee and employer based on the gross monthly salary. Orgenics' liability is fully covered by these contributions.

     In addition, pursuant to industry employment agreements, a lump sum severance is payable upon retirement to employees still in the service of PBS at the date of retirement. Orgenics has fully provided for the $221,000 obligation as of December 31, 1996.

(12) RESEARCH, MANAGEMENT AND MANUFACTURING AGREEMENTS

  (a) U.S. Boston Technology Associates Limited Partnership

     On December 30, 1993, the Company entered into a purchase and sale agreement with USB '93 for the sale of the Company's core immuno-assay technology (the "Technology") for $1,360,000. USB '93 is a limited partnership, the general partner of which is USB '93 Inc., a corporation whose president and chief executive officer is a director of the Company. This director beneficially owns approximately 20% of the Company on a fully diluted basis. The Company may repurchase the Technology for $6,000,000.

     The Company and the USB '93 also entered into a license and development agreement on December 30, 1993 whereby the Company leased back the rights to the Technology from the USB '93 in consideration for three warrants to purchase up to an aggregate of 438,750 shares of the Company's Common Stock at an exercise price of $1.54 per share (see Note 13(c)) and the payment of 1.5% of gross sales and 22.5% of royalty income, up to an aggregate total payment of $6,000,000. The license agreement remains in effect until such time that the Company reacquires the Technology or pays $6,000,000 in royalties. This agreement is immediately void if the Company decides to repurchase the rights to the Technology according to terms of the Technology purchase and sale agreement noted above. Pursuant to this agreement, the Company has charged approximately $35,000, $104,000 and $235,000 to cost of sales in the accompanying consolidated statements of operations for the years ended December 31, 1994 1995 and 1996, respectively.

     The income from the sale of technology has been included in deferred revenue in the accompanying consolidated balance sheets and will be recognized on the earlier of (1) a straight-line basis over a period of six years, the Technology's estimated useful life, or (2) will be eliminated upon the repurchase of the Technology, if the Company opts to repurchase the Technology, as discussed above. The Company has recognized approximately $227,000, as grants and other revenue in the accompanying consolidated statement of operations for each of the years ended December 31, 1996. Accordingly, $680,000 is included in deferred revenue in the accompanying consolidated balance sheet as of December 31, 1996.

  (b) University College of Wales/Aberystwyth

     On February 10, 1992, the Company entered into a research and development contract with University College of Wales/Aberystwyth, a corporation organized and existing under the laws of England and Wales, whereby the Company obtained the right to develop and market certain technology in consideration for a royalty stream of 1.5% of gross revenues generated from the technology. The agreement will remain in effect

                        SELFCARE, INC. AND SUBSIDIARIES
for the duration of the life of any patent issued with respect to the technology, or any improvements thereof, unless terminated pursuant to provisions of the agreement. As of December 31, 1996, the Company had not generated any revenues related to this technology and, therefore, did not incur any royalty expense for the year then ended.

  (c) Cambridge Biotech Corporation

     On November 30, 1994, Selfcare acquired Cambridge Diagnostics from Cambridge Biotech, which at that time was operating in Massachusetts under Chapter 11 of the U.S. Bankruptcy Code. Cambridge Diagnostics, located in Galway, Ireland, produces three categories of tests for infectious diseases as well as packages products for the Company's European customers, including pregnancy tests, birth control and other women's health products. At the time of the acquisition, Cambridge Diagnostics (then known as Cambridge Biotech Limited) was operating under the protection of a court-appointed examiner in a procedure analogous to a Chapter 11 reorganization under U.S. bankruptcy law. Pursuant to the acquisition agreements, the terms of which were approved by the United States Bankruptcy Court and the Irish High Court, Selfcare acquired all of Cambridge Diagnostics' issued and outstanding capital stock and, pursuant to certain license agreements, acquired certain technologies necessary for the production of Cambridge Diagnostics' HIV 1/2 RDT, Capillus, Rapid Test and Lyme disease test kits for an aggregate of $2.1 million and the assumption of certain liabilities. In addition, the Company furnished Cambridge Diagnostics with a $900,000 unsecured working capital line of credit. Under the terms of Cambridge Biotech's license agreements with Pasteur Sanofi Diagnostics, Cambridge Biotech could not assign or sublicense its rights with respect to certain of these technologies directly to the Company. In order to allow the Company to have access to such technologies, Selfcare and Cambridge Biotech formed an affiliate, Cambridge Affiliate, 51% owned by Cambridge Biotech and 49% owned by Selfcare. A series of contracts was entered into between Cambridge Affiliate and Cambridge Diagnostics, pursuant to which Cambridge Diagnostics manages Cambridge Affiliate and manufactures and sells products on behalf of Cambridge Affiliate. Cambridge Affiliate is managed and funded separately from Selfcare and Cambridge Diagnostics.

     The Company acquired the 49% interest in Cambridge Affiliate for $1.00. The Company is accounting for this investment under the equity method. During the period from November 30, 1994 to December 31, 1994, Cambridge Affiliate had no significant activity. Pursuant to the series of contracts between Cambridge Affiliate and Cambridge Diagnostics described above and in Note 3, Cambridge Diagnostics and Cambridge Affiliate owe Cambridge Biotech royalties ranging from 4% to 6% of certain net sales, as defined. In return for the goods and services provided by Cambridge Diagnostics pursuant to the series of contracts between Cambridge Affiliate and Cambridge Diagnostics described above, Cambridge Affiliate has agreed to pay to Cambridge Diagnostics an aggregate amount equal to its net revenues from sales of the products, less (i) operation expenses attributable to such products (including the royalties which Cambridge Affiliate pays to Cambridge Biotech), and (ii) an amount equal to 10% of such royalty payments payable by Cambridge Affiliate. The additional 10% of royalties deducted is designed to create a retention within Cambridge Affiliate to cover its operating costs. The royalties paid by Cambridge Affiliate to Cambridge Biotech are equal to the royalties owed by Cambridge Biotech to Pasteur Sanofi Diagnostics. Portions of the aggregate amounts payable by Cambridge Affiliate to Cambridge Diagnostics are allocated 75%, 5% and 20% to the manufacturing agreement, the management agreement and the sales agreement, respectively. Royalty payments made by Cambridge Diagnostics to Cambridge Biotech during the years ended December 31, 1995 and 1996 were approximately $45,000 to $56,000, respectively, and Cambridge Diagnostics received approximately $1,914,000 and $1,942,000 during the years ended December 31, 1995 and 1996, respectively, from Cambridge Affiliate under the manufacturing agreement. In addition, Cambridge Diagnostics received approximately $128,000 and $129,000 from Cambridge Affiliate during the years ended December 31, 1995 and 1996, respectively, under the management agreement and approximately $510,000 and $518,000 from

                        SELFCARE, INC. AND SUBSIDIARIES

Cambridge Affiliate during the years ended December 31, 1995 and 1996, respectively, under the sales agreement.

     In May 1996, Cambridge Biotech proposed plans of reorganization under Chapter 11 that contemplated the sale of its diagnostics business to bioMerieux Vitek, Inc. ("bioMerieux"). Under the terms of the proposed sale, bioMerieux would succeed to Cambridge Biotech's interest in Cambridge Affiliate, and bioMerieux would acquire effective control of rights to practice the patents of Syva Company ("Syva") and Pasteur Sanofi Diagnostics. Syva and Pasteur Sanofi Diagnostics objected to confirmation of a plan that would permit Cambridge Biotech to assume or transfer control of its rights as licensee with respect to their patents. On July 18, 1996, the Bankruptcy Court confirmed Cambridge Biotech's Chapter 11 plan over all objections, specifically upholding Cambridge Biotech's right to assume the Syva and Pasteur Sanofi Diagnostics licenses. Syva and Pasteur Sanofi Diagnostics immediately appealed the Bankruptcy Court's order. The Syva appeal was subsequently settled. Pasteur Sanofi Diagnostics, however, obtained orders staying the Bankruptcy Court's plan-confirmation order and the proposed sale of stock to bioMerieux pending determination of its appeal. On September 27, 1996, the United States District Court affirmed the plan-confirmation order, including Cambridge Biotech's right to assume the licenses extended to the Cambridge Affiliate. Pasteur Sanofi Diagnostics then appealed to the Court of Appeals for the First Circuit. Cambridge Biotech and bioMerieux consummated the sale in October 1996. On January 17, 1997, a three-judge panel of the First Circuit Court of Appeals ruled that Cambridge Biotech was entitled to assume its license agreements with Pasteur Sanofi Diagnostics. Pasteur Sanofi Diagnostics has 90 days from the date of the First Circuit's ruling in which to seek review by the United States Supreme Court. If such review is granted and if the Court were to overturn the prior decisions in the case, then it would be unclear whether Cambridge Biotech could continue to extend the license to Cambridge Affiliate. The failure of the Company to retain such license could have a material adverse effect on the Company.

(13) STOCKHOLDERS' EQUITY

  (a) Stock Option Plans

     In 1992, the Company adopted the 1992 Stock Plan (the "1992 Plan"), which provides for granting to directors, officers, employees and consultants of the Company, at the discretion of the Board of Directors, incentive stock options, nonqualified stock options and stock awards for the purchase of up to 10,725,000 shares of Common Stock under terms similar to those in the 1996 Plan, as described below. In June 1996, the Company amended the 1992 Plan to provide that no additional stock options would be granted under the 1992 Plan. As of December 31, 1996, options to purchase up to 336,739 shares of Common Stock remain outstanding.

     In 1994, the Company adopted the 1994 Incentive and Nonqualified Stock Option Plan (the "1994 Plan"), which provides for the granting of up to 3,380,000 shares of Common Stock under terms similar to those in the 1996 Plan, as described below. In June 1996, the Company amended the 1994 Plan to provide that no additional stock options would be granted under the 1994 Plan. As of December 31, 1996, options to purchase up to 2,997,930 shares of Common Stock remain outstanding.

     In 1996, the Company adopted the 1996 Stock Option and Grant Plan (the "1996 Plan"). The 1996 Plan may be administered by the Board of Directors or by an Option Committee, as defined (in either case, the "Administrator"), to grant incentive stock options, nonqualified stock options, restricted stock, unrestricted stock, stock appreciation rights ("SAR"), performance share awards and dividend equivalent rights. The Company has reserved a total of 1,000,000 shares of Common Stock for future grant under the 1996 Plan. As

                        SELFCARE, INC. AND SUBSIDIARIES
of December 31, 1996, options to purchase up to 838,392 shares of Common Stock remain outstanding. The key terms of the amended 1996 Plan are as follows:

Incentive and Nonqualified Stock Options

     The Administrator, at its discretion, may determine the number, term and exercise price of each option to be granted, except that no option shall have a term of greater than ten years. Also, incentive stock options may not be granted at less than fair market value.

Stock Appreciation Right

     The Administrator may award a freestanding award or in tandem with a stock option. Upon exercise of the SAR, the holder will be entitled to receive an amount equal to the excess of the fair market value on the date of exercise of one share of Common Stock over the exercise price per share specified in the related stock option (or, in the case of a freestanding SAR, the price per share specified in such right, which price may not be less than 85% of the fair market value of the Common Stock on the date of grant) times the number of shares of Common Stock with respect to which the SAR is exercised. This amount may be paid in cash, Common Stock, or a combination thereof, as determined by the Administrator. If the SAR is granted in tandem with a stock option, exercise of the SAR cancels the related option to the extent of such exercise.

Restricted Stock

     The Administrator may award shares of Common Stock to officers, other employees and key persons subject to such conditions and restrictions as the Committee may determine. These conditions and restrictions may include the achievement of certain performance goals and/or continued employment with the Company through a specified restricted period. The purchase price of shares of restricted stock will be determined by the Administrator. If the performance goals and other restrictions are not attained, the employees will forfeit their awards of restricted stock.

Unrestricted Stock

     The Administrator may grant shares that are free from any restrictions under the 1996 Plan. Unrestricted stock may be issued to employees and key persons in recognition of past services or other valid consideration.

Performance Share Awards

     The Administrator may grant performance share awards to employees or other key persons entitling the recipient to receive shares of Common Stock upon the achievement of individual or Company performance goals and such other conditions as the Administrator shall determine.

Dividend Equivalent Rights

     The Administrator may grant dividend equivalent rights, which entitle the recipient to receive credits for dividends that would be paid if the grantee had held specified shares of Common Stock. Dividend equivalent rights may be granted as a component of another award or as a freestanding award. Dividend equivalents credited under the 1996 Plan may be paid currently or be deemed to be reinvested in additional shares of Common Stock, which may thereafter accrue additional dividend equivalents at fair market value at the time of deemed reinvestment or on the terms then governing the reinvestment of dividends under the Company's dividend reinvestment plan, if any. Dividend equivalent rights may be settled in cash, shares, or a combination thereof, in a single installment or installments, as specified in the award. Awards payable in cash on a deferred basis may provide for crediting and payment of interest equivalents.

                        SELFCARE, INC. AND SUBSIDIARIES

Grants to Nonemployee Directors

     Each nonemployee director of the Company as of the date of the IPO was granted an option to purchase up to 12,000 shares of Common Stock at an exercise price equal to the IPO price. In addition, each new nonemployee director elected after the date of the IPO and before November 4, 1996 received an option to purchase up to 12,000 shares of Common Stock upon such director's election to the Board of Directors, at an exercise price equal to the fair market value of the Common Stock on the date of grant. After November 4, 1996, options to nonemployee directors may be granted at the sole discretion of the Board of Directors. The exercise price of each such Nonqualified Option will be the fair market value of the Common Stock on the date of grant. Each Nonqualified Option granted to Independent Directors shall vest ratably over four years from the date of grant.

Change of Control Provisions

     The 1996 Plan provides that in the event of a "Change of Control" (as defined in the 1996 Plan) of the Company, all stock options and stock appreciation rights shall automatically become fully exercisable. In addition, at any time prior to or after a Change of Control, the Administrator may accelerate awards and waive conditions and restrictions on any awards to the extent it may determine appropriate.

  (b) Other Stock Options

     On August 15, 1995, the Company entered into a stock option agreement (the "Agreement") with the President of the Company. Under the Agreement, the President received an option to acquire 520,000 shares of the Company's Common Stock. The option vests and becomes exercisable, within a two-year period, if a liquidity event, such as an initial public offering or the sale of the Company, occurs; otherwise, the option expires. The exercise price per share is determined by the liquidity price per share. The exercise price per share will decrease $1 for every $1 that the liquidity price per share exceeds $5.38 per share. Accordingly, upon completion of the IPO, the Company recorded a compensation charge of approximately $3,240,000 representing the difference between the exercise price per share and the fair market value per share at the date of vesting.

     On October 17, 1995, the Company entered into stock option agreements with certain officers and key employees granting them options to acquire up to 253,500 shares of Common Stock at an exercise price of $1.54 per share. These shares are exercisable after ten years of continuous employment or earlier if certain milestones, such as meeting certain financial targets and the effectiveness of an IPO, are achieved. At the date of grant, the fair market value per share of the Company's Common Stock exceeded the exercise price of the options; therefore, the Company recorded deferred compensation of $250,965 related to this difference at the date of grant. Such goals were met in 1996 and, accordingly, the Company fully amortized the deferred compensation in 1996. During the years ended December 31, 1995 and 1996, the Company recorded compensation expense of approximately $52,000 and $199,000, respectively, related to these option grants in the accompanying consolidated statement of operations.

     During the year ended December 31, 1996, the Company recorded compensation expense of approximately $680,000 related to stock options granted to employees that were contingent on certain goals that have now been met. In accordance with SFAS No. 123 Accounting for Stock-Based Compensation (SFAS No. 123), the Company also recorded compensation expense of $76,000 for options granted to nonemployees.

     On December 29, 1995, the Company entered into stock option agreements with certain shareholders and officers of Orgenics granting them options to acquire up to 85,800 shares of Common Stock at an exercise price of $3.69 per share. These options vest over a four-year period but were not be considered granted until the Company's ownership of Orgenics exceeded 51%, which occurred during October 1996. The difference between the exercise price and the fair market value price per share of $1,056,000 is included as a component of the purchase price.

                        SELFCARE, INC. AND SUBSIDIARIES

     The following is a summary of all stock option activity during the three years ended December 31, 1996:

                                                 NUMBER OF                           WTD AVG
                                                   SHARES        OPTION PRICE      OPTION PRICE
                                                 ----------     --------------     ------------
    Options outstanding, December 31, 1993.....     668,473     $  .001- 1.538       $  1.134
      Granted..................................     649,649       1.538- 2.528          2.214
      Exercised................................        (650)             1.538          1.538
      Terminated...............................    (189,865)      1.538- 2.528          1.559
                                                 ----------     --------------       --------
    Options outstanding, December 31, 1994.....   1,127,607        .001- 2.528          1.685
      Granted..................................   2,591,056        .001- 3.692          2.609
      Exercised................................     (27,300)             2.528          2.528
      Terminated...............................    (308,919)       .001- 2.528          1.257
                                                 ----------     --------------       --------
    Options outstanding, December 31, 1995.....   3,382,444        1.15- 3.692          2.407
      Granted..................................     842,292        3.69-15.375         12.576
      Exercised................................     (51,675)             1.540          1.540
                                                 ----------     --------------       --------
    Options outstanding, December 31, 1996.....   4,173,061     $ 1.15- 15.375       $   4.47
                                                 ----------     --------------       --------
    Options exercisable, December 31, 1996.....   2,598,680     $ 1.15-  3.692       $   2.23
                                                 ==========     ==============       ========

     On December 10, 1996 the Company granted 600,000 options at an exercise price of $13.875 to the President and certain officers and key employees of the Company. The options vest in seven years unless certain performance goals, as defined, are met. In the event that such performance goals are met, the vesting of these options will accelerate.

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, which requires the measurement of the fair value of stock options or warrants to be included in the statement of income or disclosed in the notes to the financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and elect the disclosure-only alternative under SFAS No. 123 for options granted in 1996 using the Black-Scholes option pricing model prescribed by SFAS No. 123. The weighted average assumptions are as follows:

                                                                         DECEMBER 31,
                                                                   -------------------------
                                                                       1995             1996
                                                                   ------------         ----
    Risk-free interest rate......................................       6.3%             6.2%
    Expected dividend yield......................................        --               --
    Expected lives...............................................         5                5
    Expected volatility..........................................        60%              74%

     Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net loss and loss per share would have been reduced to the following pro forma amounts:

                                                                      DECEMBER 31,
                                                             -------------------------------
                                                                 1995               1996
                                                             ------------       ------------
    Net Loss:............................  As Reported       $(10,096,903)      $(28,577,642)
                                           Pro Forma          (11,517,942)       (31,307,295)
    Net Loss Per Share:..................  As Reported       $      (1.66)      $      (4.70)
                                           Pro Forma                (1.90)             (5.15)

     Because the method prescribed by SFAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

                        SELFCARE, INC. AND SUBSIDIARIES

  (c) Warrants

     On November 16, 1993, the Company issued a warrant to purchase 279,500 shares of Common Stock, at an exercise price of $1.54 per share, to the President of the Company. This price was determined by the Company's Board of Directors to be fair market value at the date of grant. This warrant was issued in consideration of the President's guarantee of certain Company loans and is fully exercisable through November 16, 2013.

     As discussed in Note 12(a), on December 30, 1993, the Company issued to the USB '93 warrants to purchase 438,750 shares of Common Stock at an exercise price of $1.54 per share. This price was determined by the Company's Board of Directors to be fair market value at the date of grant. The warrants are fully exercisable up to 30 days after the time when the Company fulfills all of its obligations under its agreements with the USB '93.

     In connection with certain sales of Common Stock in 1994, the Company issued five-year warrants to purchase up to 174,226 shares of Common Stock to those individuals purchasing the Common Stock. These warrants are fully exercisable at $2.53 per share; 174,005 of such warrants remain outstanding at December 31, 1996.

     As discussed in Note 8, on December 31, 1996, the Company entered into agreement with substantially all of the principal noteholders of the Cambridge Diagnostics Notes and fixed the number of shares of Common Stock to be issued at 1,142,635, of which 314,222 will be issued to certain directors and officers of the Company. All such shares of Common Stock will be issued for no additional consideration on the earlier of January 15, 2000 or the date on which a change in control of the Company (as defined) occurs. In addition, the Company agreed to issue five-year warrants to purchase an aggregate of 54,090 shares of Common Stock, which are fully exercisable at an exercise price of $12.875 to such holders, of which 14,999 will be exercisable by certain directors and officers of the Company. In accordance with SFAS No. 123, the Company has recorded interest expense of approximately $394,000 related to the grant of these warrants. If the notes are not paid by June 30, 1997 and the Company has not sold shares of Common Stock on or before June 30, 1997 pursuant to a registration statement on form SB-2 (or a similar form), then the Company will issue additional five-year warrants to purchase an aggregate of 27,046 shares of Common Stock, which would be fully exercisable at an exercise price of $12.875 to such holders, of which 7,500 would be exercisable by certain directors and officers of the Company.

  (d) Employee Stock Purchase Plan

     Upon the consummation of the IPO, the Company adopted the Selfcare, Inc. Employee Stock Purchase Plan (the "Stock Purchase Plan"). The Company has reserved 250,000 shares of Common Stock for issuance under the Stock Purchase Plan. Under the Stock Purchase Plan, eligible employees will be able to purchase shares of the Company's Common Stock at 85% of fair market value, as defined, subject to certain limitations. 10,508 shares have been issued under the Stock Purchase Plan as of December 31, 1996.

  (e) Preferred Stock

     The Board of Directors of the Company is authorized, without further action of the stockholders of the Company, to issue up to 5,000,000 shares of preferred stock in classes or series and to fix the designations, powers, preferences and the relative, participating, optional or other special rights of the shares of each series and any qualifications, limitations and restrictions thereon as set forth in the Certificate of Incorporation. Any such preferred stock issued by the Company may rank prior to the Common Stock as to dividend rights, liquidation preference or both, may have full or limited voting rights and may be convertible into shares of Common Stock.

                        SELFCARE, INC. AND SUBSIDIARIES

     In October 1996, the Board of Directors adopted a resolution authorizing 10,000 shares of Series A Convertible Preferred Stock, $.001 par value (the "Series A Preferred Stock"). In October 1996, the Company sold 5,500 shares of Series A Preferred Stock at a price of $1,000 per share to various non-U.S. investors. The net proceeds of such sales of approximately $5.2 million were used to purchase a portion of the Orgenics and Orgenics International shares. The holders of Series A Preferred Stock generally are entitled to receive cumulative quarterly dividends at the rate of six percent per year and their shares of Series A Preferred Stock will become convertible into shares of the Company's Common Stock in five equal installments over a 120-day period beginning in December 1996. Shares of Series A Preferred Stock are generally convertible at a discount of 14.5% from the average closing bid price per share of the Company's Common Stock for the five trading days prior to their conversion, subject to the following: (i) the maximum conversion price is $20 per share and (ii) if the conversion price would otherwise be $12.00 or less, it shall instead be $12.00; provided, however, if the average closing bid price is less than $12.00, then the conversion price shall be equal to such price but in no event less than $8.75 per share. Any shares of Series A Preferred Stock not previously converted will automatically convert into shares of the Company's Common Stock on October 15, 1998 at the closing bid price at the time. During December 1996 and February 1997, 700 shares of Series A Preferred Stock together with cumulative dividends were converted into 63,951 shares of Common Stock. The 4,800 remaining shares of Series A Preferred Stock will convert into 421,684 shares of Common Stock assuming an average closing market price of $11.60 per share at the time of conversion resulting in a conversion price of $11.60 per share. The Company has accreted dividends of $51,037 as of December 31, 1996 relating to the outstanding shares of Series A Preferred Stock.

(14) INCOME TAXES

     The Company provides for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. Accordingly, a deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates expected to be in effect when these differences reverse.

     The Company provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting and income tax purposes. The income tax effects of these temporary differences at December 31, 1994, 1995 and 1996 are as follows:

                                                                 DECEMBER 31,
                                                 --------------------------------------------
                                                    1994            1995             1996
                                                 -----------     -----------     ------------
    Deferred tax assets --
      Nondeductible reserves...................  $   116,000     $    70,000     $    522,000
      Deferred revenue.........................      422,000         338,000        1,288,000
      Net domestic and foreign operating loss
         and tax credit carryforwards..........    1,370,000       7,800,000       12,382,000
                                                 -----------     -----------     ------------
                                                   1,908,000       8,208,000       14,192,000
                                                 -----------     -----------     ------------
    Deferred tax liabilities --
      Depreciation.............................  $    (1,300)    $    (2,000)         (19,000)
      Other temporary differences..............       (5,000)         (3,000)          (2,000)
                                                 -----------     -----------     ------------
                                                      (6,300)         (5,000)         (21,000)
                                                 -----------     -----------     ------------
      Valuation allowance......................   (1,901,700)     (8,203,000)     (14,171,000)
                                                 -----------     -----------     ------------
      Net deferred tax asset...................  $        --     $        --     $         --
                                                 ===========     ===========     ============

     The Company has available domestic and foreign net operating loss carryforwards of approximately $4,441,000 and $30,933,000, respectively, as of December 31, 1996 and federal research and development

                        SELFCARE, INC. AND SUBSIDIARIES
credit carryforwards of approximately $61,000 as of December 31, 1996 to reduce future income taxes, if any. These carryforwards expire through 2010 and are subject to review and possible adjustment by the appropriate taxing authorities.

     The Internal Revenue Code contains provisions that limit the amount of federal net operating loss and credit carryforwards that the Company may utilize in any one year in the event of certain cumulative changes in ownership over a three-year period in excess of 50%, as defined. The Company has recorded a 100% valuation allowance against the deferred tax asset, as the realization of the asset is uncertain at this time.

     Orgenics and its subsidiaries have approximately $11,000,000 in net operating loss carryforwards, substantially all of which do not expire. These net operating loss carryforwards may only be used to offset taxable income of the entities in which the losses were generated and may be otherwise limited or adjusted by the appropriate taxing authorities.

(15) TRANSACTIONS WITH ENVIROMED AND EN PLC LIMITED PARTNERSHIP

     In March 1994, the Company entered into a joint venture agreement with Enviromed for the purpose of distributing diabetes and women's health products in European Union countries. The joint venture activities were to be conducted through a newly formed entity, Selfcare Europe Ltd. ("SCE"), in which the Company and Enviromed each held 50% equity interests, but for which the Company had sole management responsibility. The capital requirements of SCE were to be funded 75% by Enviromed and 25% by Selfcare, in accordance with the agreed SCE budgets. In connection with the formation of SCE, SCE entered into certain distributorship agreements with Selfcare and affiliates of Enviromed, and Enviromed purchased 593,528 shares of Common Stock in consideration for certain manufacturing rights granted by an affiliate of Enviromed. In June 1995, Selfcare notified Enviromed that Enviromed was in breach of its obligation to make agreed payments to fund SCE's capital needs. In July 1995, Selfcare notified Enviromed that, as a result of Enviromed's failure to cure this breach, Enviromed's shares in SCE were deemed to be transferred to Selfcare pursuant to the terms of SCE's charter and the joint venture agreement. For its part, Enviromed informed Selfcare that it denied Selfcare's claims of breach and claimed that Selfcare was in breach of the joint venture agreement in several respects. SCE is currently classified as a wholly owned subsidiary in the Company's financial statements (see Note 2). In April 1995, the Company's President resigned as a director of Enviromed and his counterpart at Enviromed resigned as a director of the Company. The Company does not consider SCE to be material to its business or operations.

     In October 1995, EN PLC Limited Partnership ("EN PLC") was formed by the Company's President and a group of investors for the purpose of purchasing ordinary shares of Enviromed. As of May 1, 1996, EN PLC had acquired 27.0% of Enviromed's outstanding voting stock. The Company's President shares control of EN PLC's general partner with another individual who is not affiliated with the Company. The Company's President and two Company directors are among EN PLC's limited partners. In October 1996, the Company purchased 200,000 common shares of Enviromed and entered into an agreement with EN PLC (the "EN PLC Agreement") pursuant to which the Company purchased 7,961,386 shares of Enviromed held by EN PLC for approximately $3.8 million. The Company's purchase price for these shares was based on their quoted market price at the date of the Company's acquisition of such shares from EN PLC. On January 1, 1997, the Company and EN PLC entered into an amendment to the EN PLC Agreement pursuant to which the Company agreed to issue two promissory notes, in principal amounts of approximately $2.8 million and $1.0 million respectively, evidencing the purchase price under the EN PLC Agreement. Each note bears interest at the annual rate of the Bank of Boston prime rate plus 1.5 percent, payable quarterly over the two-year term of the note. The principal amount of the $1.0 million promissory note is payable in eight quarterly installments, commencing in January 1997; the first four installments are $85,897 each and the second four installments are $171,794 each. Approximately $1.4 million of the principal amount of the $2.8 million promissory note is payable in January 1998, followed by three equal quarterly installments of the

                        SELFCARE, INC. AND SUBSIDIARIES
remaining principal. In consideration of the amendment, the Company agreed to issue to EN PLC a warrant to purchase 15,401 shares of Common Stock at an exercise price of $12.875 per share. The warrant is exercisable at any time prior to January 1, 2002. In accordance with SFAS No. 123, the Company recorded deferred financing costs of approximately $107,000 in connection with the grant of these warrants. As a result of this purchase, the Company acquired a 28.5% equity interest in Enviromed. The Company subsequently acquired an additional 100,000 shares of Enviromed which increased the Company's equity interest in Enviromed to 28.9%.

     On January 17, 1997, at a meeting of the shareholders of Enviromed called at the request of Selfcare, the shareholders of Enviromed voted to remove the existing Board of Directors of Enviromed and to elect as directors four individuals nominated by Selfcare: Mr. Zwanziger, Mr. Anthony H. Hall (Selfcare's Chief Financial Officer), Dr. Paul Winson, and Mr. Clifford Passmore. Dr. Winson is serving as the Managing Director of Enviromed; Messrs. Zwanziger, Hall and Passmore are serving as non-executive directors. See "Business -- Strategic Acquisitions -- Acquisition of Shares of Enviromed." Neither Dr. Winson nor Mr. Passmore is affiliated with Selfcare. Selfcare is currently considering the possibility of providing a credit enhancement to enable Enviromed to secure additional borrowing capacity and, to this end, may determine to guaranty up to approximately $600,000 of Enviromed's bank debt. Selfcare would be compensated for this guaranty, in an amount yet to be determined. In lieu of this guaranty, Selfcare may elect to make an equity investment of up to $600,000 in Enviromed.

     Following the Company's acquisition of its ownership interest in Enviromed, the Company has accounted for its investment under the equity method. In the year ended December 31, 1996, the Company has recorded a loss of $200,000, representing the Company's pro rata share of Enviromed's estimated net loss during the Company's period of ownership.

(16) FINANCIAL INFORMATION BY GEOGRAPHIC AREA

     Prior to the Company's acquisition of Cambridge Diagnostics in 1994, substantially all of the revenues, net income, and identifiable assets of the Company related to operations in the United States.

     Revenues by geographic destination and as a percentage of total revenues for the years ended December 31, 1994, 1995 and 1996 are as follows:

                                                                   YEARS ENDED
                                                                  DECEMBER 31,
                                                    -----------------------------------------
                     DESTINATION                       1994           1995           1996
    ----------------------------------------------  ----------     ----------     -----------
    North America.................................  $1,650,621     $2,993,249     $11,484,380
    Europe........................................     609,725      1,875,855       4,761,713
    Africa........................................          --         86,400         947,390
    Asia..........................................          --        800,000         585,055
    Middle East...................................          --      1,075,200         356,435
    Other.........................................      61,579        408,008         927,815
                                                    ----------     ----------     -----------
                                                    $2,321,925     $7,238,712     $19,062,788
                                                    ==========     ==========     ===========

                        SELFCARE, INC. AND SUBSIDIARIES

                                                                   YEARS ENDED
                                                                   DECEMBER 31,
                  GEOGRAPHIC AREA BY                 ----------------------------------------
                      DESTINATION                       1994           1995           1996
    -----------------------------------------------  ----------     ----------     ----------
    North America..................................       71%            41%            60%
    Europe.........................................       26             26             25
    Africa.........................................       --              1              5
    Asia...........................................       --             11              3
    Middle East....................................       --             15              2
    Other..........................................        3              6              5
                                                         ---            ---            ---
                                                         100%           100%           100%
                                                         ===            ===            ===

     Revenues, net income, and identifiable assets for the Company's United States, Irish, Scottish, Israeli and other European operations are as follows:

                                  UNITED                                                 OTHER      INTERCOMPANY
   YEAR ENDED DECEMBER 31,        STATES       IRELAND      SCOTLAND       ISRAEL      EUROPEAN     ELIMINATIONS   CONSOLIDATED
-----------------------------  ------------   ----------   -----------   ----------   -----------   ------------   ------------
1994 --
  Revenues...................  $  1,806,533   $  515,392   $        --   $       --   $        --   $        --    $ 2,321,925
                               ============   ==========   ===========   ==========   ===========   ===========    ===========
  Net income (loss)..........    (2,906,193)     154,956            --           --      (134,101)      100,575     (2,784,763)
                               ============   ==========   ===========   ==========   ===========   ===========    ===========
  Identifiable assets........     3,734,362    3,784,775            --           --            --    (2,188,235)     5,330,902
                               ============   ==========   ===========   ==========   ===========   ===========    ===========
1995 --
  Revenues...................  $  2,302,154   $4,187,104   $        --           --   $   749,454   $        --    $ 7,238,712
                               ============   ==========   ===========   ==========   ===========   ===========    ===========
  Net loss...................    (7,339,808)    (710,400)     (519,661)          --    (1,527,034)           --    (10,096,903)
                               ============   ==========   ===========   ==========   ===========   ===========    ===========
  Identifiable assets........    11,421,961    2,946,355     5,316,234           --     1,941,297    (7,933,499)    13,692,348
                               ============   ==========   ===========   ==========   ===========   ===========    ===========
1996 --
  Revenues...................  $ 10,834,816   $4,601,838   $   722,163   $2,036,000   $   867,971   $        --    $19,062,788
                               ============   ==========   ===========   ==========   ===========   ===========    ===========
  Net loss...................   (16,471,342)    (747,888)   (4,745,715)    (310,000)   (2,249,659)   (4,053,038)   (28,577,642)
                               ============   ==========   ===========   ==========   ===========   ===========    ===========
  Identifiable assets........    41,578,973    3,570,683     9,335,606    8,129,000     2,929,440   (24,454,250)    41,089,452
                               ============   ==========   ===========   ==========   ===========   ===========    ===========

(17) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities consisted of the following at December 31, 1995 and 1996:

                                                                        DECEMBER 31,
                                                                  -------------------------
                                                                     1995           1996
                                                                  ----------     ----------
    Compensation and compensation-related.....................    $  326,271     $1,181,337
    Professional fees.........................................        94,967        499,174
    Product return reserve....................................       480,000      1,183,630
    Other.....................................................       764,130      2,962,811
                                                                  ----------     ----------
                                                                  $1,665,368     $5,826,952
                                                                  ==========     ==========

                        SELFCARE, INC. AND SUBSIDIARIES

(18) VALUATION AND QUALIFYING ACCOUNTS

     The following table sets forth activity in the Company's accounts receivable reserve account:

                                     BALANCE AT                         OTHER        UNCOLLECTIBLE    BALANCE AT
                                     BEGINNING     PROVISION FOR    ADDITIONS TO       ACCOUNTS         END OF
  ALLOWANCE FOR DOUBTFUL ACCOUNTS    OF PERIOD       BAD DEBT       ALLOWANCES(1)     WRITTEN OFF       PERIOD
-----------------------------------  ----------    -------------    -------------    -------------    ----------
Year Ended December 31, 1994.......        --              --           94,190               --          94,190
Year Ended December 31, 1995.......    94,190          37,372               --          (38,184)         93,378
Year Ended December 31, 1996.......    93,378         191,662           51,000          (19,821)        316,219

---------------
(1) Additions arising through the acquisition of Cambridge Diagnostics in 1994 and Orgenics in 1996.

(19) NUTRITIONAL SUPPLEMENT LINES ACQUISITION

     On February 19, 1997, the Company completed the Nutritional Supplement Lines Acquisition, pursuant to which a newly-formed subsidiary of the Company (the "Acquisition Subsidiary") acquired the Nutritional Supplement Lines from AHP. As consideration for the Nutritional Supplement Lines, the Acquisition Subsidiary paid to AHP $30,000,000 in cash and the Company issued to AHP the AHP Note for total consideration of $36,000,000. The Company funded the cash portion of the purchase price with the AHP Term Loan and the AHP Bridge Loan (collectively, the "Acquisition Facility"). The AHP Note will be due on the first anniversary of the closing of the Nutritional Supplement Lines Acquisition, and will bear interest payable quarterly at the rate of 7.0% per annum.

     The AHP Term Loan has a five-year term, with quarterly amortization of principal at annual rates ranging from $3,000,000 to $5,000,000, and a $6,250,000 balloon payment at maturity. In addition to this amortization schedule, the Acquisition Subsidiary is required to make mandatory prepayments of the AHP Term Loan at the end of each fiscal year, in an amount equal to 50% of the excess of (i) its earnings before interest, taxes, depreciation and amortization ("EBITDA") for such fiscal year over (ii) principal payments on the AHP Term Loan, cash interest and tax expense, capital expenditures and any change in working capital. These prepayments will be applied in the inverse order of the established amortization schedule. The AHP Term Loan, at the Company's election, bears interest at an annual floating rate equal to either LIBOR plus two percent, or Fleet's Prime Rate. The AHP Bridge Loan is due June 3, 1997, and at the Company's election, bears interest at an annual floating rate equal to either LIBOR plus 3.5 percent or Fleet's Prime Rate plus 1.5 percent. If the AHP Bridge Loan has not been repaid or refinanced by May 3, 1997, Selfcare will be required to maintain a minimum of $5,000,000 in cash or liquid investments. As of December 31, 1996, the Company had approximately $16,500,000 in cash and liquid investments. If the AHP Bridge Loan has not been repaid or refinanced at maturity, Selfcare would have the option of extending the loan with cash pledged to collateralize a like amount.

     In connection with the Acquisition Facility, the Acquisition Subsidiary has obtained from Fleet a $5,000,000 revolving credit line (the "Credit Line"). The Credit Line, at the Company's election, bears interest at an annual floating rate equal to either LIBOR plus 1.75 percent or Fleet's Prime Rate and matures in three years. The Company has a limited number of LIBOR rate options for the AHP Term Loan, the AHP Bridge Loan, and the Credit Line. Each LIBOR rate option must be exercised for a period between one month and 12 months and must cover a minimum of $1,000,000 of the loan. The Acquisition Facility and the Credit Line are secured by a first priority lien on all of the Acquisition Subsidiary's assets and are guaranteed by the Company, which guaranty is secured by a first priority lien on substantially all the Company's U.S. assets.

     The Acquisition Facility and the Credit Line impose certain financial covenants on the Acquisition Subsidiary, including (i) requirements to maintain minimum EBITDA levels of $2,300,000 per quarter beginning with the quarter ended June 30, 1998 and $2,475,000 per quarter beginning with the quarter ended

                        SELFCARE, INC. AND SUBSIDIARIES

June 30, 1999 and not to exceed certain ratios of total indebtedness to EBITDA, beginning with the quarter ended December 31, 1997, at which time the ratio of total indebtedness to EBITDA cannot exceed 3.75 to 1, (ii) limits on capital expenditures of $250,000 per year, (iii) a requirement to maintain a ratio of EBITDA to fixed charges of not less than 1.25 for any quarter beginning with the quarter ending March 31, 1998, and (iv) a requirement of a positive net income for any quarter. The Acquisition Subsidiary has also agreed to restrictions on
(x) acquisitions, mergers or joint ventures without Fleet's consent, (y) material asset sales and other payments, and (z) dividends and distributions. Further, the Company, as guarantor of the Acquisition Subsidiary's debt under the Acquisition Facility and the Credit Facility, is subject to a limited number of covenants, none of which are financial maintenance covenants, including a requirement to provide Fleet with periodic financial statements and other information and a prohibition on the Company having other liens on its U.S. assets. The Company also will be limited in its ability to receive dividends and distributions from the Acquisition Subsidiary. In addition, an event of default shall be deemed to have occurred under the Acquisition Facility and the Credit Line if any three of Ron Zwanziger, Kenneth D. Legg, Richard A. Pinkowitz, Anthony H. Hall and Gary E. Long cease to be employed by the Company or the Acquisition Subsidiary in positions comparable to their current positions. Messrs. Zwanziger, Legg, Pinkowitz and Hall are officers of the Company. Mr. Long joined the Company in February 1997 and has responsibility for the operation of the Nutritional Supplement lines business. In addition, the Acquisition Subsidiary was required, at the time of the closing of the Acquisition Facility, to have a proforma capital base of at least $9,500,000. This requirement was satisfied through a combination of (i) the Company's obligations under the AHP Note, (ii) a $2,000,000 subordinated loan by the Company to the Acquisition Subsidiary and (iii) the Company's capital contribution of approximately $1,500,000 to be used to pay expenses incurred in connection with the completion of the Nutritional Supplement Lines Acquisition. The Company and the Acquisition Subsidiary have paid Fleet fees and expenses totaling approximately $350,000 in connection with the Acquisition Facility and the Credit Facility.

     The Company may prepay the AHP Note and the AHP Bridge Loan at any time.

     For financial information reflecting the Nutritional Supplement Lines Acquisition on a Pro Forma basis, along with the Orgenics Acquisition (see Note
5) and certain other events, see the Company's Unaudited Pro Forma Combined Condensed Financial Statements beginning on page F-33.

                        SELFCARE, INC. AND SUBSIDIARIES

               PRO FORMA COMBINED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

OVERVIEW:

     On December 23, 1995, the Company and Orgenics entered into an Investment and Loan Agreement whereby the Company purchased a $1,000,000, 18-month, unsecured interest-bearing Debenture that is convertible into redeemable preferred shares of Orgenics. Medica contributed $500,000 in cash toward the purchase of the Debenture. On April 25, 1996, the Company exercised its right to acquire Medica's interest in the Debenture for 135,421 shares of Common Stock.

     The Company has also entered into Option Agreements with a majority of the individual stockholders of Orgenics and Orgenics International. Each Option Agreement provides a put option on the part of the stockholders to sell to the Company and a call option on the part of the Company to purchase from the stockholder such shares of Orgenics and Orgenics International (the "Optionee"). On March 6, 1997, the Company exercised its call option and effectively gained control of 100% of Orgenics. The Company will be required to pay for each share of Orgenics which it acquires, consideration equal to 1.75 times Orgenics' gross revenues per share (on a fully diluted basis as of the exercise date, giving effect to the conversion of the Debenture) during the most recent four fiscal quarters immediately preceding the date of exercise.

     In October 1996, the Company acquired a 57.1% direct and indirect equity interest in Orgenics, as a result of the conversion of the Debenture and cash payment of approximately $7,000,000 for the purchases of outstanding shares of Orgenics and Orgenics International. In addition, the Company has granted options to purchase up to 85,800 shares of Common Stock having a fair market value of $1,056,000 and will incur direct acquisition costs of approximately $100,000. The Company estimates that it will pay additional consideration totaling approximately $9,307,000 in cash and Common Stock for all the remaining shares in Orgenics and Orgenics International pursuant to the exercise of the Option Agreements.

     The remaining consideration of approximately $9,307,000 for the Orgenics shares to be purchased pursuant to the Option Agreements is payable by the Company, at the election of each Optionee entirely in cash, entirely in Common Stock or 50% in cash and 50% in Common Stock. Assuming the Orgenics and Orgenics International Stockholders elect to receive the consideration in the form of 50% cash and 50% Common Stock, the Company would pay approximately $4,654,000 in cash and issue approximately 393,537 shares of Common Stock, based on an average market price of $11.825 per share of Common Stock and Orgenics' revenues for the four fiscal quarters ended December 31, 1996.

     The portion of the purchase price allocated to goodwill and other intangible assets relates primarily to acquired technology, trade names and goodwill and will be amortized on a straight-line basis over their estimated useful lives of five years. The portion of the purchase price allocated to in-process research and development projects that had not reached technological feasibility and did not have a future alternative use was charged to expense as of the acquisition date on a pro rata basis. The remaining portion of the in-process research and development will be charged to expense upon completion of the Orgenics Acquisition. The amount allocated to in-process research and development projects represents the estimated fair value related to these projects determined by an independent appraisal. Proven valuation procedures and techniques were used in determining the fair market value of each intangible asset. To bring these projects to technological feasibility, high-risk development and testing issues will need to be resolved which will require substantial additional effort and testing.

     On February 19, 1997, the Company paid $36 million to acquire the Nutritional Supplement Lines from American Home Products Corporation ("AHP"), through $31 million of debt and $5 million of proceeds

                        SELFCARE, INC. AND SUBSIDIARIES

               PRO FORMA COMBINED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

from the March 1997 Offering. See "Strategic Transactions -- Nutritional Supplement Lines Acquisition." The Company anticipates that the entire purchase price will be allocated to trade names, goodwill and other intangible assets, and plans to amortize such assets over their estimated useful lives of 20 years.

     In March 1997, the Company sold 1.8 million shares of Common Stock in a public offering (the "March 1997 Offering"). The total net proceeds from the March 1997 Offering were approximately $16.3 million after deducting underwriters' commission and approximately $600,000 of expenses.

     The following unaudited pro forma combined condensed financial statements are presented in U.S. dollars, are in accordance with generally accepted accounting principles ("GAAP") and give effect to the proposed offering of the Company's Common Stock and the transactions described above. The financial statement of Orgenics have been prepared in accordance with Israeli GAAP; there are no material differences between U.S. GAAP and Israeli GAAP, insofar as they pertains to Orgenics financial statements. The unaudited pro forma combined condensed statements combine the historical consolidated balance sheets of the Company and Orgenics as of December 31, 1996 and the statement of assets to be sold of the Nutritional Supplement Lines as of November 30, 1995 and combine the historical consolidated statements of operations of the Company and Orgenics for the year ended December 31, 1996 and the statements of revenues and expenses of the Nutritional Supplement Lines for the year ended November 30, 1996 assuming that Orgenics and the Nutritional Supplement Lines acquisitions were consummated on January 1, 1996 using proceeds from the Company's initial public offering and the March 1997 Offering and after giving effect to certain adjustments. The unaudited pro forma combined condensed financial statements were prepared based on the purchase price that has been calculated using 1.75 times Orgenics gross revenues per share (on a fully-diluted basis as of the exercise date, and after giving effect to the conversion of the Debentures) based upon the revenues for the four fiscal quarters ended December 31, 1996. The unaudited pro forma combined condensed financial statements do not reflect additional consideration that will be paid if the Company does not complete the Orgenics Acquisition on or prior to March 31, 1997 insofar as it relates to determining the most recent four fiscal quarters immediately preceding the date of exercise, or prior to March 10, 1997 insofar as it relates to the gross revenues multiple to be used in the calculation of the purchase price. The unaudited pro forma combined condensed financial statements do not purport to be indicative of the results which would actually have been reported if the acquisitions of Orgenics and the Nutritional Supplement Lines had been effected at those dates or which may be reported in the future. These unaudited pro forma combined condensed financial statements should be read in conjunction with the accompanying notes and the respective historical financial statements and related notes of the Company, Orgenics and the Nutritional Supplement Lines.

                        SELFCARE, INC. AND SUBSIDIARIES

                   PRO FORMA COMBINED CONDENSED BALANCE SHEET
                            AS OF DECEMBER 31, 1996
                                  (UNAUDITED)

                                                                   ACTUAL
                                                         --------------------------                  PRO FORMA
                                                                        NUTRITIONAL       -------------------------------
                                                                        SUPPLEMENT                             COMBINED
                                                         THE COMPANY       LINES          ADJUSTMENTS          COMPANY
                                                         ------------   -----------       ------------       ------------
                                                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents............................  $ 16,458,654   $        --       $ 16,320,000(1)    $ 21,625,084
                                                                                            (4,653,570)(2)
                                                                                            (6,500,000)(4)
  Accounts receivable..................................     5,478,814            --                 --          5,478,814
  Inventory............................................     2,266,234            --                 --          2,266,234
  Prepaid and other current assets.....................     1,034,260            --                 --          1,034,260
                                                          -----------   -----------       ------------       ------------
        Total current assets...........................    25,237,962            --          5,166,430         30,404,392
                                                          -----------   -----------       ------------       ------------
PROPERTY AND EQUIPMENT, NET............................     7,858,885            --                 --          7,858,885
IN PROCESS RESEARCH AND DEVELOPMENT....................            --            --          7,700,000(3)
                                                                                            (7,700,000)(3)
GOODWILL AND OTHER INTANGIBLE ASSETS...................     3,741,171    13,822,000          4,890,156(3)      46,131,327
                                                                                            23,678,000(5)
INVESTMENT IN AFFILIATED COMPANIES.....................     3,732,609            --                             3,732,609
OTHER ASSETS...........................................       518,825            --                 --            518,825
                                                          -----------   -----------       ------------       ------------
                                                         $ 41,089,452   $13,822,000       $ 33,734,586       $ 88,646,038
                                                          ===========   ===========       ============       ============
                                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Short-term bank debt.................................  $  1,337,000   $        --       $         --       $  1,337,000
  Current portion of long-term debt....................       332,000            --         10,000,000(4)      10,332,000
  Current portion of promissory notes payable..........     1,267,851            --                 --          1,267,851
  Accounts payable.....................................     4,991,543            --                 --          4,991,543
  Accrued expenses and other current liabilities.......     5,826,952     1,443,000         (1,443,000)(5)      5,826,952
  Current portion of deferred revenue..................     1,619,152            --                 --          1,619,152
                                                          -----------   -----------       ------------       ------------
    Total current liabilities..........................    15,374,498     1,443,000          8,557,000         25,374,498
                                                          -----------   -----------       ------------       ------------
LONG-TERM LIABILITIES
  Deferred revenue, net of current portion.............     4,786,347            --                 --          4,786,347
  Notes Payable........................................     3,000,000            --                 --          3,000,000
  Promissory notes payable, net of current portion.....     2,535,701            --                 --          2,535,701
  Long-term debt, net of current portion...............       360,000            --         21,000,000(4)      21,360,000
                                                          -----------   -----------       ------------       ------------
    Total long-term liabilities........................    10,682,048            --         21,000,000         31,682,048
                                                          -----------   -----------       ------------       ------------
MINORITY INTEREST......................................     1,199,684            --         (1,113,684)(2)         86,000
                                                          -----------   -----------       ------------       ------------
MANDATORILY REDEEMABLE PREFERRED STOCK OF A
  SUBSIDIARY...........................................     1,753,928            --                 --          1,753,928
                                                          -----------   -----------       ------------       ------------
STOCKHOLDERS' EQUITY (DEFICIT):
  Series A preferred stock.............................             5            --                 --                  5
  Common stock.........................................         5,975            --              1,800(1)           8,169
                                                                                                   394(2)
  Additional paid-in capital...........................    55,233,847    12,379,000         16,318,200(1)      76,205,223
                                                                                             4,653,176(2)
                                                                                           (12,379,000)(5)
  Treasury stock, at cost..............................       (15,200)           --                 --            (15,200)
  Accumulated deficit..................................   (43,318,898)           --         (3,303,300)       (46,622,198)
  Cumulative translation adjustment....................       173,565            --                 --            173,565
                                                          -----------   -----------       ------------       ------------
    Total stockholders' equity (deficit)...............    12,079,294    12,379,000          5,291,270         29,749,564
                                                          -----------   -----------       ------------       ------------
                                                         $ 41,089,452   $13,822,000       $ 33,734,586       $ 88,646,038
                                                          ===========   ===========       ============       ============

                        SELFCARE, INC. AND SUBSIDIARIES

              NOTES TO PRO FORMA COMBINED CONDENSED BALANCE SHEET
                            AS OF DECEMBER 31, 1996

     The accompanying unaudited pro forma combined condensed balance sheet has been prepared by combining the historical results of the Company as of December 31, 1996 and the Nutritional Supplement Lines as of November 30, 1996 and reflects the following pro forma adjustments:

  (1)  Represents the receipt of the net proceeds from the Company's secondary public offering of 1,800,000 shares of Common Stock at the public
       offering price of 10.00 per share.......................................    $16,320,000
  (2)  Represents the payment of additional consideration in connection with the completion of the Orgenics Acquisition in the form of cash consideration of $4,653,570 and the issuance of 393,537 shares of Common
       Stock having a fair market value of $4,653,570..........................      9,307,140
  (3)  Represents the Orgenics Acquisition purchase price allocation to in-process research and development and goodwill and other intangible assets and charge to operations the estimated fair values of the
       in-process research and development.....................................      4,890,156
  (4)  Represents the payment of consideration in connection with the
       Nutritional Supplement Lines Acquisition in the form of cash consideration of $6,500,000 (including acquisition costs of $1,500,000),
       bank debt of $25,000,000 and the AHP Note of $6,000,000.................     37,500,000
  (5)  Represents the Nutritional Supplement Lines Acquisition purchase price allocation to goodwill and other intangible assets and the elimination
       of the Nutritional Supplement Lines equity account......................     22,528,000

                        SELFCARE, INC. AND SUBSIDIARIES

              PRO FORMA COMBINED CONDENSED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                                  (UNAUDITED)

                                                                     ACTUAL
                                                  --------------------------------------------               PRO FORMA
                                                                                   NUTRITIONAL     ------------------------------
                                                                                   SUPPLEMENT                          COMBINED
                                                  THE COMPANY      ORGENICS(1)      LINES(2)       ADJUSTMENTS         COMPANY
                                                  ------------     -----------     -----------     -----------       ------------
Net product sales...............................  $ 14,066,630     $10,273,000     $24,449,000     $        --       $ 48,788,630
Grants and other revenue........................     4,996,158              --              --              --          4,996,158
                                                  ------------      ----------     -----------     -----------        -----------
  Net revenue...................................    19,062,788      10,273,000      24,449,000              --         53,784,788
Cost of sales...................................    10,958,024       3,084,000       7,246,000         724,600(3)      22,012,624
                                                  ------------      ----------     -----------     -----------        -----------
  Gross profit..................................     8,104,764       7,189,000      17,203,000        (724,600)        31,772,164
Operating Expenses:
  Research and development......................     6,643,186       1,159,000         210,000              --          8,012,186
  Charge for in process research and
    development.................................     4,396,700              --              --       3,303,300(5)              --
                                                                                                    (7,700,000)(8)
  Selling, general and administrative...........    10,517,790       4,983,000       4,798,000       1,468,972(4)      26,640,762
                                                                                                     2,863,000(3)
                                                                                                     2,010,000(6)
  Noncash compensation charge...................     4,195,437              --              --              --          4,195,437
                                                  ------------      ----------     -----------     -----------        -----------
    Total operating expenses....................    25,753,113       6,142,000       5,008,000       1,945,272         38,848,385
                                                  ------------      ----------     -----------     -----------        -----------
    Operating income (loss).....................   (17,648,349)      1,047,000      12,195,000      (2,669,872)        (7,076,221)
Interest expense, including noncash interest....   (11,295,382)             --              --      (2,295,000)(7)    (13,590,382)
                                                                                   -----------     -----------
Interest income.................................       543,447           9,000              --                            552,447
Equity in loss of Enviromed.....................      (200,000)             --              --              --           (200,000)
                                                  ------------      ----------     -----------     -----------        -----------
Income (loss) before minority interest and
  dividends and accretion on preferred stock of
  subsidiary and provision for income taxes.....   (28,600,284)      1,056,000      12,195,000      (4,964,872)       (20,314,156)
Minority interest in subsidiary's income........       132,990              --              --        (132,990)(9)             --
Dividends and accretion on mandatorily
  redeemable preferred stock of a subsidiary....      (110,348)             --              --              --           (110,348)
                                                  ------------      ----------     -----------     -----------        -----------
    Net income (loss)...........................  $(28,577,642)    $ 1,056,000     $12,195,000     $(5,097,862)      $(20,424,504)
                                                  ============      ==========     ===========     ===========        ===========
Pro forma net loss per share:
  Net loss per common share.....................  $      (4.70)                                                      $      (2.47)
                                                  ============                                                        ===========
  Weighted average common shares outstanding....     6,082,928                                       2,193,537(10)      8,276,465
                                                  ============                                     ===========        ===========

                        SELFCARE, INC. AND SUBSIDIARIES

         NOTES TO PRO FORMA COMBINED CONDENSED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1996

     The accompanying unaudited pro forma combined condensed statement of operations has been prepared by combining the historical results of the Company and Orgenics for the year ended December 31, 1996 and the Nutritional Supplement Lines for the year ended November 30, 1996 and reflects the following pro forma adjustments:

  (1)  The Orgenics historical statement of operations for the period from January
       1, 1996 to October 24, 1996 has been translated into U.S. dollars for this unaudited pro forma combined condensed statement of operations. The
       Orgenics statement of operations is translated at the average exchange rate in effect for the period from January 1, 1996 to October 24, 1996, which was 3.170 U.S. dollars per New Israeli Shekel. The operations of Orgenics from the acquisition date (October 24, 1996) through December 31, 1996 are included in the Company's consolidated statement of operations.
  (2)  The Nutritional Supplement Lines data presented herein reflect only the revenues and direct expenses; it does not reflect actual AHP Corporate overhead allocations of $3,433,000
  (3)  Represents incremental costs of goods sold and selling, general and administrative expenses that the Company estimates it will incur following the Nutritional Supplement Lines Acquisition. Does not reflect additional
       revenues, if any, which may result from increased promotional spending.      $3,587,660
  (4)  Reflects amortization expense on goodwill and other intangible assets acquired as a part of the Orgenics Acquisition based on their estimated
       useful life of five years.                                                   $1,468,973
  (5)  Represents charge to operations for the estimated fair values of certain
       in-process research and development projects.                                 3,303,300
  (6)  Represents amortization expense on goodwill and other intangible assets acquired as a part of the Nutritional Supplement Lines Acquisition based on
       their estimated useful lives of 5 to 20 years.                                2,010,000
  (7)  Represents interest in connection with the bank debt and the AHP Note associated with the Nutritional Supplement Lines acquisition, assuming an
       annual interest rate of 7.5% and 7.0%, respectively.                          2,295,000
  (8)  Represents reversal of nonrecurring charges, in accordance with Securities and Exchange Commission regulations; the Company has recorded charges pertaining to the expensing of certain in-process research and development acquired in connection with the Orgenics Acquisition. Such charges were
       recorded as a part of the purchase price allocation.                          7,700,000
  (9)  Represents reversal of minority interest in subsidiary's income.                132,990
 (10)  Pro forma net loss per share is computed assuming the 1,800,000 and 393,537 shares issued in connection with the proposed public offering and Orgenics
       Acquisition, respectively, were outstanding for the entire period.            2,193,537

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders of ORGENICS LTD.

     We have audited the consolidated balance sheets of Orgenics Ltd. ("the Company") as of September 30, 1996 and December 31, 1995 and 1994, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the nine month period ended September 30, 1996 and for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of CPEI Orgenics LTDA, a consolidated subsidiary as of September 30, 1996 and December 31, 1995 and for the nine month period ended September 30, 1996 and for the year ended December 31, 1995 which statements reflect total assets constituting 7% and 8% respectively of total consolidated assets and total revenues for the nine month period ended September 30, 1996 and the year ended December 31, 1995, constituting 23% and 21% respectively of total consolidated revenues. These statements were audited by other auditors whose reports have been furnished to us, and our opinion, as it relates to the amounts included for CPEI Orgenics LTDA, is based solely on the reports of the other auditor.

     We conducted our audits in accordance with generally accepted auditing standards in Israel, including those prescribed by the Israeli Auditors' Regulations (Mode of Performance), 1973 which do not differ significantly from generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, either originating within the financial statements themselves, or due to any misleading statement included therein. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly in all material respects the consolidated financial position of the Company as of September 30, 1996 and December 31, 1995 and 1994 and the consolidated results of their operations and cash flows for the nine month period ended September 30, 1996 and for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles in Israel. For a description of the differences between generally accepted accounting principles in Israel and United States generally accepted accounting principles as applicable in these financial statements see Notes 2n and 2c.

                                                   KOST LEVARY AND FORER
                                          Certified Public Accountants (Israel)
                                                a Member of Ernst & Young
                                                      International

Tel-Aviv, Israel
November 14, 1996

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of CPEI ORGENICS LTDA

     We have examined the accompanying balance sheet of CPEI ORGENICS LTDA, at September 30, 1996 and the related statements of income, changes in stockholders' equity and cash flow for the nine months period then ended. These financial statements are the responsibility of the entity management. Our responsibility is to express an opinion on these financial statements.

     We conduct our auditing in accordance with the generally accepted auditing standard in Brazil and in the United States of America. These standards require:
(a) assignment planning, considering the balance materiality, the volume of the transactions, and the accounting system and internal controls of the entity, (b) verifying on test basis evidence supporting the amounts and accounting information, and (c) the evaluation of the practices and significant accounting estimate made by the management of the entity, as well the presentation of the financial statements.

     In our opinion, the financial statements referred to above represent fairly, in all material respects, the financial position of CPEI ORGENICS LTDA at September 30, 1996 and the results of their operation and their cash flow for the nine months period then ended, in conformity with accounting principles accepted in Brazil and in the United States of America.

     Our examination also comprehended the translation of Brazilian real amounts into US dollar amounts and in our opinion, such translation has been made in conformity with the basis stated in note 1. Such US dollar amounts are presented solely for the convenience of readers outside Brazil.

                                            SAO PAULO, DECEMBER 10TH, 1996

                                            GALLORO & ASSOCIADOS
                                            AUDITORES INDEPENDENTES S/C
                                            CRC-SP N degrees 05.851

                                            VICTOR DOMINGOS GALLORO
                                            SOCIO-DIRETOR
                                            CT-CRC-SP N degrees 44.278

                                 ORGENICS LTD.

                          CONSOLIDATED BALANCE SHEETS
                          U.S. DOLLARS (IN THOUSANDS)

                                                               DECEMBER 31,
                                                           ---------------------     SEPTEMBER 30,
                                                             1994         1995           1996
                                                           --------     --------     -------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents (Note 2c)....................  $    752     $    886       $   1,373
  Marketable securities (Note 2d)........................        78           81              60
  Accounts receivable -- trade (Notes 2e and 3)..........     2,131        2,052           2,085
  Other accounts receivable and prepaid expenses (Note
     4)..................................................       475          451           1,081
  Inventories (Notes 2f and 5)...........................     1,167        1,238           1,022
                                                           --------     --------       ---------
          Total current assets...........................     4,603        4,708           5,621
                                                           --------     --------       ---------
INVESTMENTS (Notes 2g and 6).............................       175          206             200
                                                           --------     --------       ---------
FIXED ASSETS (Notes 2h and 7):
  Cost...................................................     3,163        3,289           3,484
  Less -- accumulated depreciation.......................     1,396        1,772           2,015
                                                           --------     --------       ---------
                                                              1,767        1,517           1,469
                                                           --------     --------       ---------
OTHER ASSETS (Notes 2i and 8)............................       535          525             520
                                                           --------     --------       ---------
                                                           $  7,080     $  6,956       $   7,810
                                                           ========     ========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term bank debt (Note 9)..........................  $  1,936     $  1,702       $   1,240
  Current maturities of long-term debt (Note 11).........       973          639             370
  Trade payables.........................................       773        1,208             861
  Accrued expenses and other payables (Note 10)..........     1,197        1,348           1,300
                                                           --------     --------       ---------
          Total current liabilities......................     4,879        4,897           3,771
                                                           --------     --------       ---------
LONG-TERM DEBT, net of current maturities (Note 11)......     1,117          683             542
                                                           --------     --------       ---------
ACCRUED SEVERANCE PAY, NET (Note 12).....................       108          129             181
                                                           --------     --------       ---------
MINORITY INTEREST........................................        --           71             152
                                                           --------     --------       ---------
CONVERTIBLE DEBENTURE (Note 15c).........................        --           --           1,045
                                                           --------     --------       ---------
SHAREHOLDERS' EQUITY (Note 15b):
  Share capital..........................................        66           66              66
  Additional paid-in capital.............................    13,114       13,114          13,141
  Cumulative translation adjustment......................        27           99              70
  Accumulated deficit....................................   (12,231)     (12,103)        (11,158)
                                                           --------     --------       ---------
          Total stockholders' equity.....................       976        1,176           2,119
                                                           --------     --------       ---------
                                                           $  7,080     $  6,956       $   7,810
                                                           ========     ========       =========

    The accompanying notes are an integral part of the financial statements.

                                 ORGENICS LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                          U.S. DOLLARS (IN THOUSANDS)
                            (EXCEPT PER SHARE DATA)

                                                                                  NINE MONTHS ENDED
                                                YEARS ENDED DECEMBER 31,            SEPTEMBER 30,
                                             ------------------------------     ---------------------
                                              1993       1994        1995        1995(*)       1996
                                             ------     -------     -------     ---------     -------
                                                        AUDITED                 UNAUDITED     AUDITED
Revenues (Notes 2j and 18a)................  $6,307     $ 7,562     $10,173      $ 7,078      $ 9,431
Cost of revenues (Note 18c)................   2,105       2,192       3,074        2,243(*)     2,878
                                             ------     -------     -------      -------      -------
Gross profit...............................   4,202       5,370       7,099        4,835        6,553
                                             ------     -------     -------      -------      -------
Research and development expenses (Notes 2k
  and 18d).................................     829       1,563       1,409          909        1,499
Less royalty bearing grants (Notes 21 and
  14a).....................................     273         780         418          228          664
                                             ------     -------     -------      -------      -------
Research and development expenses, net.....     556         783         991          681          835
Selling expenses (Note 18e)................   1,335       1,583       2,377        1,878(*)     2,387
General and administrative expenses (Note
  18f).....................................   1,773       1,946       2,696        1,842        2,225
                                             ------     -------     -------      -------      -------
Operating income...........................     538       1,058       1,035          434        1,106
Financial expenses, net (Note 18g).........    (367)       (319)       (600)        (440)         (38)
Other income (expenses), net (Note 18h)....      (6)         45          15           (6)          --
Aborted initial public offering expenses...      --      (1,125)       (200)        (200)          --
                                             ------     -------     -------      -------      -------
Income (loss) before taxes on income.......     165        (341)        250         (212)       1,068
Taxes on income (Note 16)..................       6          15          62           38           42
                                             ------     -------     -------      -------      -------
                                                159        (356)        188         (250)       1,026
Minority share in income of subsidiary.....      --          --         (60)         (45)         (81)
                                             ------     -------     -------      -------      -------
Net income (loss)..........................  $  159     $  (356)    $   128      $  (295)     $   945
                                             ======     =======     =======      =======      =======
Earning (loss) per share (Note 2o).........  $ 0.25     $ (0.44)    $  0.16      $ (0.37)     $  1.04
                                             ======     =======     =======      =======      =======
Weighted average number of shares
  outstanding during the year (in
  thousands)...............................     635         801         801          801        1,000
                                             ======     =======     =======      =======      =======

---------------
(*) Reclassified -- see Note 2t.

    The accompanying notes are an integral part of the financial statements.

                                 ORGENICS LTD.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                          U.S. DOLLARS (IN THOUSANDS)

                                          NUMBER OF              ADDITIONAL   CUMULATIVE                          TOTAL
                                           SHARES       SHARE     PAID-IN     TRANSLATION  ACCUMULATED         SHAREHOLDERS'
                                         OUTSTANDING   CAPITAL    CAPITAL     ADJUSTMENT     DEFICIT      *       EQUITY
                                         -----------   -------   ----------   ----------   -----------   ---   ------------
Balance as of January 1, 1993..........    518,997       $46      $  9,166       $ 60       $ (12,034)   $       $ (2,762)
  Issuance of shares...................    221,714        20         3,528         --              --               3,548
  Foreign currency translation
    adjustments........................         --        --            --         80              --                  80
  Amortization of compensation in stock
    options issued to employees........         --        --            93         --              --                  93
  Waiver of interest by related
    party..............................         --        --           268         --              --                 268
  Net income...........................         --        --            --         --             159                 159
                                           -------       ---      --------       ----       ---------    ---     --------
Balance as of December 31, 1993........    740,711        66        13,055        140         (11,875)              1,386
  Foreign currency translation
    adjustment.........................         --        --            --       (113)             --                (113)
  Amortization of compensation in stock
    options issued to employees........         --        --            59         --              --                  59
  Net loss.............................         --        --            --         --            (356)               (356)
                                           -------       ---      --------       ----       ---------    ---     --------
Balance as of December 31, 1994........    740,711        66        13,114         27         (12,231)                976
  Foreign currency translation
    adjustment.........................         --        --            --         72              --                  72
  Net income...........................         --        --            --         --             128                 128
                                           -------       ---      --------       ----       ---------    ---     --------
Balance as of December 31, 1995........    740,711        66        13,114         99         (12,103)              1,176
  Issuance of shares...................     70,923        --            --         --              --                  --
  Deferred compensation (Note
    15b(3))............................         --        --            62         --              --                  62
  Payments to optionees for waiving
    stock options (Note 15a(2))........         --        --           (35)        --              --                 (35)
  Foreign currency translation
    adjustment.........................         --        --            --        (29)             --                 (29)
  Net income...........................         --        --            --         --             945                 945
                                           -------       ---      --------       ----       ---------    ---     --------
Balance as of September 30, 1996.......    811,634       $66      $ 13,141       $ 70       $ (11,158)   $       $  2,119
                                           =======       ===      ========       ====       =========    ===     ========

    The accompanying notes are an integral part of the financial statements.

                                 ORGENICS LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                          U.S. DOLLARS (IN THOUSANDS)

                                                         YEARS ENDED DECEMBER     NINE MONTHS ENDED
                                                                 31,                SEPTEMBER 30,
                                                        ----------------------   -------------------
                                                        1993    1994     1995      1995       1996
                                                        -----   -----   ------   ---------   -------
                                                               AUDITED           UNAUDITED   AUDITED
Cash flows from operating activities:
  Net income (loss).................................    $ 159   $(356)  $  128     $(295)     $ 945
  Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating
     activities:
     Minority share in income of subsidiary.........       --      --       60        45         81
     Loss (gain) on sale of fixed assets and other
       investments..................................        4     (30)       8         8         --
     Depreciation and amortization..................      225     260      595       469        331
     Increase in accrued severance pay, net.........       44      21       21        14         52
     Amortization of unearned compensation in stock
       options issued to employees..................       93      59       --        --         31
     Decrease (increase) in accounts
       receivable -- trade..........................     (218)   (620)     140       341        (79)
     Decrease (increase) in other accounts
       receivable...................................     (160)   (103)      13        21       (682)
     Decrease (increase) in inventories.............     (339)   (462)     (54)       46        203
     (Decrease) increase in trade payables..........       79     185      419      (174)      (323)
     (Decrease) increase in accrued expenses and
       other payables...............................      391      30      205       146         (1)
     Decrease (increase) in marketable securities,
       net..........................................     (645)    567       (3)       (5)        21
     Accrued interest on convertible debenture......       --      --       --        --         45
                                                        -----   -----   ------     -----      -----
  Net cash provided by (used in) operating
     activities.....................................     (367)   (449)   1,532       616        624
                                                        -----   -----   ------     -----      -----
  Cash flows from investing activities:
     Purchase of fixed assets.......................     (271)   (525)    (118)     (118)      (242)
     Purchase of other assets.......................       --    (200)    (341)       (9)       (30)
     Proceeds from sale of fixed assets.............       58      86       20        13         11
     Proceeds from sale of other investments........       34      --       --        --         --
     Purchase of other investments..................      (81)    (36)      --        --         --
                                                        -----   -----   ------     -----      -----
  Net cash used in investing activities.............     (260)   (675)    (439)     (114)      (261)
                                                        -----   -----   ------     -----      -----

    The accompanying notes are an integral part of the financial statements.

                                 ORGENICS LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                          U.S. DOLLARS (IN THOUSANDS)

                                                            YEARS ENDED           NINE MONTHS ENDED
                                                            DECEMBER 31,            SEPTEMBER 30,
                                                      ------------------------   -------------------
                                                       1993     1994     1995      1995       1996
                                                      ------   -------   -----   ---------   -------
                                                               AUDITED           UNAUDITED   AUDITED
Cash flows from financing activities:
  Payment to optionees for waiving stock options....      --        --      --        --         (35)
  Repayment of short-term debt to a related party...    (957)       --      --        --          --
  Long-term debt -- undertaken......................     461       509      65        --          65
  Issuance of shares in a private placement.........   3,548        --      --        --          --
  Issuance of shares by a subsidiary................      --        --      11        11          --
  Repayment of long-term debt.......................    (415)   (1,008)   (777)     (662)       (472)
  Increase (decrease) in short-term bank debt.......    (807)      959    (266)      140        (429)
  Issuance of convertible debenture.................      --        --      --        --       1,000
                                                      ------   -------   -----     -----     -------
Net cash provided by (used in) financing
  activities........................................   1,830       460    (967)     (511)        129
                                                      ------   -------   -----     -----     -------
Net increase (decrease) in cash and cash
  equivalents.......................................   1,203      (664)    126        (9)        492
Effect of exchange rate changes on cash.............      (3)       13       8         7          (5)
Cash and cash equivalents at the beginning of the
  year..............................................     203     1,403     752       752         886
                                                      ------   -------   -----     -----     -------
Cash and cash equivalents at the end of the year....  $1,403   $   752   $ 886     $ 750     $ 1,373
                                                      ======   =======   =====     =====     =======
Cash paid during the year for:
  Interest..........................................  $  300   $   338   $ 159     $ 335     $   213
                                                      ======   =======   =====     =====     =======
  Taxes on income...................................  $    5   $    15   $  62     $  41     $    46
                                                      ======   =======   =====     =====     =======

    The accompanying notes are an integral part of the financial statements.

                                 ORGENICS LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  GENERAL

a. Organization:

     Orgenics Ltd. (hereinafter "Orgenics") is an Israeli corporation which is engaged in the development, manufacturing and marketing of diagnostic test kits for infectious diseases and genetic markers.

     As of September 30, 1996, approximately 63.9% of the ordinary shares of Orgenics Ltd. were owned by Orgenics International Holdings B.V. ("OIH"), a holding company with no business activity.

     During November 1996, Selfcare Inc. of Boston USA purchased from the stockholders of Orgenics approximately 6.5% of Orgenics shares and acquired direct ownership of 26.8% (after converting the debenture -- see Note 15c).

     Following these transactions, 50.7% of Orgenics shares are directly held by OIH.

     PBS S.A. ("PBS"), a French corporation engaged in the marketing of diagnostic devices in France was, through December 1993, also a wholly-owned subsidiary of OIH. In December 1993, OIH transferred all of its holdings in PBS to Orgenics. The acquisition of PBS by Orgenics represents a reorganization of entities under common control and has been accounted for in a manner similar to a pooling of interests. Accordingly, the financial statements for prior years have been restated to give effect to this transaction.

     CPEI ORGENICS LTDA ("CPEI"), a Brazilian corporation engaged in the marketing of diagnostic devices in Brazil, is 55% owned by Orgenics. Beginning April 1, 1995 CPEI has been accounted for as a consolidated subsidiary of Orgenics (on April 1, 1995 CPEI started its activity).

     The Company and its subsidiaries sell their products throughout the world, mainly in France and South America. For the nine months ended September 30, 1996 98.5% and for the three years ended December 31, 1995, approximately 95.9%, 96.8% and 98.1%, respectively, of the Group's total revenues were derived from sales to customers outside of Israel.

b. Principles of consolidation:

     The consolidated financial statements include the financial statements of Orgenics and its subsidiaries, PBS and CPEI.

     Significant intercompany balances and transactions have been eliminated in the consolidation.

     Hereinafter, Orgenics and its consolidated subsidiaries are collectively referred to as the "Company".

NOTE 2:  SIGNIFICANT ACCOUNTING POLICIES

a. Financial statements in U.S. dollars:

     The accompanying financial statements have been prepared in U.S. dollars.

     Approximately 98% of the sales of the Company are made outside Israel. In 1996, 34.6% of the Company's consolidated revenues were in U.S. dollars, 1.4% were in NIS and 64% were in other currencies, primarily the French Franc.

     The U.S. dollar has been determined to be the functional currency for the Company and its subsidiaries except for the French subsidiary.

     The functional currency for PBS is the French Franc. Accordingly, the financial statements of PBS have been translated into dollars in accordance with the principles set forth in Statement No. 52 of the Financial Accounting Standards Board of the United States (FASB). Gains and losses resulting from translation are reflected in stockholders' equity under the caption "cumulative translation adjustments".

                                 ORGENICS LTD.

     If the Company was to declare a dividend, it would be paid in NIS to Israeli and foreign stockholders.

b. Rates of Exchange:

     The amounts stated for assets and liabilities in currencies other than the functional currency of the Company and its subsidiaries, or linked to foreign currencies are remeasured into the appropriate functional currency using the representative exchange rates prevailing at the balance sheet dates.

     The exchange rates of the dollar in relation to the New Israeli Shekel and to the French Franc were as follows:

        September 30, 1996......................    U.S.$1 = NIS 3.220 = F.FR. 5.17
        September 30, 1995......................    U.S.$1 = NIS 2.995 = F.FR. 4.90
        December 31, 1995.......................    U.S.$1 = NIS 3.135 = F.FR. 4.89
        December 31, 1994.......................    U.S.$1 = NIS 3.018 = F.FR. 5.35
        December 31, 1993.......................    U.S.$1 = NIS 2.986 = F.FR. 5.90
        December 31, 1992.......................    U.S.$1 = NIS 2.764 = F.FR. 5.51

c. Cash equivalents:

     Cash equivalents are short-term highly liquid investments that are readily convertible to cash and with maturities when purchased of three months or less, such as short-term deposits.

d. Marketable securities:

     Marketable securities are accounted for in accordance with FASB Statement No. 115. The Company designated its marketable securities as trading and therefore are presented at their market value at the balance sheet date and resulting realized and unrealized gains and losses are included in financial income and expenses.

e. Allowance for doubtful accounts:

     The allowance for doubtful accounts is determined with respect to specific debts which are of doubtful collection.

f. Inventories:

     Inventories are stated at the lower of cost or market value.

     Cost is determined as follows:

     Raw materials -- on the basis of weighted average.

     Work in process and finished products of Orgenics -- on the basis of computed manufacturing costs.

     Finished products purchased by PBS and CPEI from third parties -- on the "first-in, first-out" method.

g. Investments:

     The investment in affiliate is accounted for using the equity method of accounting. Other investments are stated at cost.

h. Fixed assets:

     Fixed assets are stated at cost, net of related investment grants received (see Note 14b).

                                 ORGENICS LTD.

     Depreciation is computed by the straight-line method over the estimated useful lives of the assets.

     The annual depreciation rates are as follows:

                                                                           %
                                                                   ------------------
        Laboratories and equipment...............................     7-20 (mainly 7)
        Motor vehicles...........................................    15-25 (mainly 15)
        Computers and peripheral equipment.......................    20-25 (mainly 20)
        Leasehold improvements...................................           10

i. Other assets:

     Purchased know-how and patent registration costs are stated at cost. Amortization is computed on the straight-line method over the estimated useful lives of the assets 5-8 years.

j. Revenue recognition:

     Sales are recognized upon shipment.

k. Research and development expenses:

     Research and development expenses, net of related research grants, are charged to income as incurred.

l. Royalty-bearing grants:

     Royalty-bearing grants from the Government of Israel for funding approved research projects, are recognized of the time the Company is entitled to such grants, on the basis of the related costs incurred, and are netted from such costs in the statement of operations.

m. Advertising expenses:

     Advertising costs are expensed as incurred.

n. Taxes on income:

     The Company follows the asset and liability method of accounting for income taxes in accordance with Israeli accounting principles. Under Israeli accounting principles, deferred income taxes are provided for differences resulting from changes in the Israeli Consumer Price Index (CPI) (the basis for the Company's tax reporting) and changes in the exchange rate of the NIS to the U.S. dollar. FAS No. 109, "Accounting for Income Taxes", does not allow deferred income taxes to be recognized for these differences which with respect to the Company's financial statements, are immaterial.

o. Earnings per share:

     Earnings per share are computed based on the weighted average number of shares outstanding during the year, in accordance with Opinion No. 55 of the Institute of Certified Public Accountants in Israel. The effect of applying APB 15 (U.S. GAAP) on earnings per share is immaterial.

p. Accounting for stock issued to employees:

     The Company accounts for stock-based compensation in accordance with the requirements of APB 25 and intends to continue to do so.

                                 ORGENICS LTD.

q. Use of estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

r. Concentrations of credit risks:

     The Company performs ongoing credit valuations of its debtors. In management's opinion, the allowance for doubtful accounts adequately covers all anticipated losses with respect to concentration of credit risks of trade receivables.

s. Unaudited information:

     The financial statements include the unaudited results of operations and cash flows for the nine months ended September 30, 1995. This unaudited information has been prepared by the Company on the same basis as the audited consolidated financial statements and, in management's opinion, reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial information in accordance with generally accepted accounting principles for the period presented when read in conjunction with the Company's audited consolidated financial statements and notes thereto.

t. Reclassification:

     Prior years amounts have been reclassified to conform to the September 30, 1996 presentation.

NOTE 3:  ACCOUNTS RECEIVABLE -- TRADE

                                                             DECEMBER 31,
                                                           -----------------     SEPTEMBER 30,
                                                            1994       1995          1996
                                                           ------     ------     -------------
                                                               U.S. DOLLARS (IN THOUSANDS)
    Accounts receivable..................................  $2,169     $2,103        $ 2,155
    Less allowance for doubtful accounts.................      38         51             70
                                                           ------     ------        -------
                                                           $2,131     $2,052        $ 2,085
                                                           ======     ======        =======

NOTE 4:  OTHER ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

                                                              DECEMBER 31,
                                                              -------------     SEPTEMBER 30,
                                                              1994     1995         1996
                                                              ----     ----     -------------
                                                                U.S. DOLLARS (IN THOUSANDS)
    Prepaid expenses........................................  $236     $267        $   427
    V.A.T. receivable.......................................    47       52            183
    Accrued income receivable...............................   192      104            416
    Other receivables.......................................    --       28             55
                                                              ----     ----        -------
                                                              $475     $451        $ 1,081
                                                              ====     ====        =======

                                 ORGENICS LTD.

NOTE 5:  INVENTORIES

                                                             DECEMBER 31,
                                                           -----------------     SEPTEMBER 30,
                                                            1994       1995          1996
                                                           ------     ------     -------------
                                                               U.S. DOLLARS (IN THOUSANDS)
    Raw materials and work in process....................  $  820     $  692        $   700
    Finished products manufactured by Orgenics...........     332        503            270
    Finished products purchased by subsidiaries..........      15         43             52
                                                           ------     ------        -------
                                                           $1,167     $1,238        $ 1,022
                                                           ======     ======        =======

NOTE 6:  INVESTMENTS

                                                              DECEMBER 31,
                                                              -------------     SEPTEMBER 30,
                                                              1994     1995         1996
                                                              ----     ----     -------------
                                                                U.S. DOLLARS (IN THOUSANDS)
    Cost of investment in 50%-owned Japanese joint
      venture -- Orgenics Takra Co. Ltd.....................  $ 25     $ 25         $  25
    Equity in post-acquisition earnings.....................     7        7             7
    Cumulative translation adjustments......................    27       27            27
                                                              ----     ----         -----
                                                                59       59            59
    Orgenics International Holding shares(1)................    84      101            95
    Other investments at cost...............................    32       46            46
                                                              ----     ----         -----
                                                              $175     $206         $ 200
                                                              ====     ====         =====

------------------

(1) In December 1993, PBS bought 24,474 Orgenics International Holding ("OIH") shares from the former general manager of PBS, as part of a transaction following his resignation.

    In January 1994, PBS bought 1,000 OIH shares from its former marketing manager, as part of a transaction following his resignation.

                                 ORGENICS LTD.

NOTE 7:  FIXED ASSETS

                                                             DECEMBER 31,
                                                           -----------------     SEPTEMBER 30,
                                                            1994       1995          1996
                                                           ------     ------     -------------
                                                               U.S. DOLLARS (IN THOUSANDS)
    a. Cost:
      Laboratories and equipment.........................  $2,094     $2,116        $ 2,153
      Motor vehicles.....................................     186        164            209
      Computers and peripheral equipment.................     364        417            527
      Leasehold improvements.............................     519        592            595
                                                           ------     ------        -------
                                                           $3,163     $3,289        $ 3,484
                                                           ======     ======        =======
    b. Accumulated depreciation:
      Laboratories and equipment.........................  $  876     $1,074        $ 1,171
      Motor vehicles.....................................      46         63             77
      Computers and peripheral equipment.................     245        294            363
      Leasehold improvements.............................     229        341            404
                                                           ------     ------        -------
                                                           $1,396     $1,772        $ 2,015
                                                           ======     ======        =======
    c. For assets pledged -- see Note 13.

NOTE 8:  OTHER ASSETS

                                                             DECEMBER 31,
                                                           -----------------     SEPTEMBER 30,
                                                            1994       1995          1996
                                                           ------     ------     -------------
                                                               U.S. DOLLARS (IN THOUSANDS)
    Deferred expenses....................................  $  200     $   --        $    --
    Purchased know-how and patent registration costs.....     391        642            672
                                                           ------     ------        -------
                                                              591        642            672
    Less accumulated amortization........................      56        117            152
                                                           ------     ------        -------
                                                           $  535     $  525        $   520
                                                           ======     ======        =======

NOTE 9:  SHORT-TERM BANK DEBT

                                                             DECEMBER 31,
                                                           -----------------     SEPTEMBER 30,
                                                            1994       1995          1996
                                                           ------     ------     -------------
                                                               U.S. DOLLARS (IN THOUSANDS)
    French Franc bank overdraft..........................  $  365     $  614        $     5
    Israeli NIS bank overdraft...........................     475        500            529
    Short-term loans (linked to the U.S. dollar).........   1,096        588            706
                                                           ------     ------        -------
                                                           $1,936     $1,702        $ 1,240
                                                           ======     ======        =======

                                 ORGENICS LTD.

NOTE 10:  ACCRUED EXPENSES AND OTHER PAYABLES

                                                             DECEMBER 31,
                                                           -----------------     SEPTEMBER 30,
                                                            1994       1995          1996
                                                           ------     ------     -------------
                                                               U.S. DOLLARS (IN THOUSANDS)
    Employee payroll and accrued vacation pay............  $  446     $  554        $   616
    Government institutions..............................      35         89            287
    Royalties payable to the Chief Scientist of the
      Ministry of Trade of Israel........................      39         65             60
    Royalties in respect of production and know-how
      licenses...........................................      28         73             16
    Royalties payable to the Fund for Encouragement of
      Marketing Activity.................................      49         --             --
    Other accrued expenses...............................     600        567            321
                                                           ------     ------        -------
                                                           $1,197     $1,348        $ 1,300
                                                           ======     ======        =======

NOTE 11:  LONG-TERM DEBT

a. Linkage terms and rates of interest:


                                                   INTEREST
                                                     RATE         DECEMBER 31,
                                    TERMS OF       --------     -----------------  SEPTEMBER 30,
                                     LINKAGE          %         1994       1995        1996
                                  -------------    --------    ------     ------   ------------
                                                  U.S. DOLLARS (IN THOUSANDS)
    Bank debt(1)................  NIS                  20       $  136     $   28       $ 75
                                  U.S. Dollar        5- 9        1,495      1,131        682
                                  French Franc       7-12          280         --         --
                                                                ------     ------       ----
                                                                 1,911      1,159        757
    Government loans(2).........  French Franc          0          179        163        155
                                                                ------     ------       ----
                                                                 2,090      1,322        912
    Less current maturities................................        973        639        370
                                                                ------     ------       ----
                                                                $1,117     $  683       $542
                                                                ======     ======       ====

b. Aggregate maturities of long-term debt are as follows:

    First year -- (current maturities).....................     $  973     $  639       $370
                                                                ------     ------       ----
    Second Year............................................        374        375        403
    Third Year.............................................        367        308        139
    Fourth Year............................................        376         --         --
                                                                ------     ------       ----
    Long-term debt, net of current maturities..............      1,117        683        542
                                                                ------     ------       ----
                                                                $2,090     $1,322       $912
                                                                ======     ======       ====

c. For assets pledged -- see Note 13.
---------------

(1) Including state-guaranteed loans in the amount of $101 thousand.

(2) An interest free loan of $155 thousand (F.FR.800,000) received by PBS from the Government of France Agency for the Encouragement of Innovation ("ANVAR"). Under the provisions of the loan, and provided the Company complies with the conditions, if the innovation project is not considered a technical success, the Company will only be required to refund F.FR.490,000. The Company is presently

                                 ORGENICS LTD.

    negotiating with this Agency to obtain total waiver of this debt following the technical failure of the project.

    During 1994, ANVAR agreed to convert an interest-free loan of $138 thousand (F.FR.740,000) to a research grant.

NOTE 12:  ACCRUED SEVERANCE PAY

a. Orgenics' liability for severance pay, pursuant to Israeli law, is provided by managers' insurance policies and by severance pay funds.

     Since the insurance policies are owned by the Company, the cash value of these policies at each period end is recorded as an asset of the Company and included in Severance Pay Funds in the Company's balance sheet.

     According to U.S. GAAP the amounts deposited should have been presented under Investments.

     Following are the amounts of accrued severance pay, and amounts deposited as presented in the balance sheets:

                                                               DECEMBER 31,
                                                              --------------    SEPTEMBER 30,
                                                              1994     1995         1996
                                                              -----    -----    -------------
                                                                U.S. DOLLARS (IN THOUSANDS)
    Accrued severance pay...................................   $441     $421        $ 529
    Less amounts deposited..................................    333      292          348
                                                               ----     ----        -----
                                                               $108     $129        $ 181
                                                               ====     ====        =====

     Severance pay expenses for the nine months ended September 30, 1996 and for the three years ended December 31, 1995 were $109, $248, $156 and $210, respectively.

b. France has a State-run mandatory pension plan to which contributions are made monthly by both the employee and employer based on the gross monthly salary. The liability is fully covered by these contributions.

     In addition, pursuant to industry employment agreements, a lump sum indemnity is payable upon retirement to employees still in the service of PBS at the date of retirement. Full accrual has been made for this obligation.

NOTE 13:  CHARGES (ASSETS PLEDGED)

     As collateral for Orgenics' liabilities to banks and to others in Israel, Orgenics has granted liens on certain assets, including fixed assets, insurance rights, share capital and goodwill.

NOTE 14:  CONTINGENT LIABILITIES AND COMMITMENTS

a. Royalty Commitments:

     1. Royalty commitments to the Chief Scientist:

     Orgenics finances its research and development expenditures in Israel under programs sponsored by the Chief Scientist of the Ministry of Trade of Israel, for the support of research and development projects. In the event that development of the products in which the Chief Scientist participation is successful, Orgenics will be obligated to pay royalties at the rate of 2%-5% of the sales of products developed with funds provided by the Chief Scientist, up to an amount equal to 100% of the Chief Scientist's research and development grants to such projects.

                                 ORGENICS LTD.

     The maximum contingent royalty as at September 30, 1996 was approximately $1.6 million.

     2. Royalties in respect of production and know-how licenses:

     Orgenics entered into several agreements for the license of know-how. Under these agreements, Orgenics is committed to make royalty payments at rates varying between 3.5%-8% of sales of the products which were manufactured using such know-how. The minimum annual royalties payable is $10,500.

b. Commitments in respect of government loans:

     See Note 11(2)

c. Lease commitments:

     Orgenics and its subsidiaries have leased offices and other facilities under operating leases for periods through 2006.

     Minimum annual rentals payables under non-cancellable operating leases at rates in effect as of September 30, 1996, are as follows:

                                   YEARS ENDED
                                   DECEMBER 31,                               U.S. DOLLARS
       --------------------------------------------------------------------  --------------
                                                                             (IN THOUSANDS)
       1996................................................................      $  114
       1997................................................................         266
       1998 until 2006 ($235 each year)....................................       1,880
                                                                                 ------
                 Total.....................................................      $2,260
                                                                                 ======

d. Patent dispute:

     Pasteur Sanofi Diagnostics S.A. ("Sanofi Diagnostics") has asserted that it holds patents to certain peptides purchased by the Company from Biochem ImmunoSystems Inc. for use in diagnostic products for HIV, but has not brought a claim against the Company with respect to the Company's use of such peptides. However, if the Company were found to be infringing upon patents of Sanofi Diagnostics, it might be required to pay damages, develop alternate sources of supply or identify alternate peptides, any of which could have a material adverse effect upon the Company. At this time, the Company is unable to estimate the probability of Sanofi Diagnostics making a claim against the Company or the possible liability of the Company, if any, to Sanofi Diagnostics for the use of such peptides. In June 1996, the Company signed a toll manufacturing contract with Sanofi Diagnostic, whereby Orgenics is becoming a toll manufacturer for rapid HIV kits for Sanofi Diagnostics.

e. Subsidy granted by ANVAR

     In 1988, PBS obtained a subsidy from "ANVAR" amounting to $33,900 to share the costs of a new scientist. "ANVAR" might request a refund on dismissal of this employee, which occurred when the Company ceased its research and development activity during 1992. Management considers that it is unlikely that such a request will be made.

                                 ORGENICS LTD.

NOTE 15:  SHAREHOLDERS' EQUITY

a. Share Capital:

     1. In February 1994, all classes of shares were converted into one class of ordinary shares, NIS 0.1 par value each, and the authorized share capital of Orgenics was increased to 20,000,000 Ordinary Shares of NIS 0.1 par value each.

                                                                   ORDINARY SHARES OF NIS 0.1
                                                                         PAR VALUE EACH
                                                                   --------------------------
                                                                        NUMBER OF SHARES
                                                                   --------------------------
                                                                                  ISSUED AND
                                                                   AUTHORIZED     OUTSTANDING
                                                                   ----------     -----------
    September 30, 1996...........................................  20,000,000       811,634
                                                                   ==========       =======
    December 31, 1995 and 1994...................................  20,000,000       740,711
                                                                   ==========       =======

     2. In September 1993, Orgenics issued 110,855 shares by a private placement. Within the private placement agreement, the investors were guaranteed a minimal rate of return in the event the Company effected a public offering. For this purpose, the Company has allocated 110,859 additional shares to a trustee, at the date of the private placement.

     During the reported period and following an agreement signed between the Company and Selfcare Inc. (see c. below), the Company transferred the 110,859 shares from the trustee to the private investors, and allocated to those investors 59,681 additional shares, all in return for the private investors waiving future rights to a minimal rate of return.

     Within the framework of the private placement and as part of the consulting agreement, the private placement consultants were granted an option to purchase 3.45% of the Company's share capital in an amount equivalent to 10% of the proceeds raised in the private placement.

     During August 1996, the private placement consultants waived their option against a one-time payment of $35 thousand.

     This amount was charged in the financial statements to share premium.

     3. The number of shares used in the computation of earnings per share in prior years was restated in order to reflect the issue of additional shares to the private investors.

b. Employee Stock Option Plans:

     1. During 1992 and 1993, certain employees of Orgenics and PBS were granted options for the purchase of shares of OIH. As of December 31, 1994 and 1995, all such options have been exercised or cancelled.

     2. In January 1995, the Company granted to Max Herzberg, under the 1994 option plan, options to purchase 11,242 of the Company's ordinary shares, at an exercise price equal to the par value of the shares. During the reported period, these stock options were exercised. The exercise increment amounted to $300.

     3. 1995 Stock Option Plan:

     The Company's stock option plan (the "1995 plan") provides that stock options of the Company may be granted to employees, officers, directors and consultants of the Company or any subsidiary. An aggregate of 200,000 ordinary shares of the Company are reserved for issuance under the 1995 plan. Any options which are canceled or not exercised within the option period will become available for future grants. The 1995 plan will terminate in 2004, unless previously terminated by the Board of Directors.

                                 ORGENICS LTD.

     The 1995 plan will be administered by the Board of Directors or an option committee which may be appointed by the Board, which has the authority to determine the persons to whom options will be granted, the number of ordinary shares to be covered by each option, the time or times at which options will be granted or exercised, and the terms and provisions of the options.

     Options granted under the 1995 plan will generally be exercisable in installments during the option term. These options will not be transferable by an optionee other than by will or by laws of descent and distribution and, during an option holder's lifetime, will be exercisable only by such option holder or by his or her legal representative. Options granted under the 1995 plan will terminate at such time and under such circumstances as the Board or option committee determines.

     During January 1996, the Company granted to certain employees options, under the 1995 plan, to purchase 6,392 ordinary shares. These options were granted on the condition that the employee still be an employee of the company in January 1998 and at exercises prices representing a discount of 40% on the share value attributed at the time of the exchange with Selfcare Inc. or 40% of a company valuation basis of $15 million on a fully diluted basis whatever the lowest for the employee.

     According with U.S. GAAP, the Company accrued deferred compensation in the amount of $62,000. This amount reflects the excess of the market price over the exercise price at the date of the grant.

     This amount is amortized over the period from January 1996 through January 1998.

c. Convertible debenture

     On February 7, 1996, the Company signed an agreement with Selfcare Inc. of Boston USA by which Selfcare invested $1 million in the Company. The investment was made in the form of a convertible debenture.

     During November 1996, the debenture was converted into 20% of the shares of Orgenics.

d. In November 1993, a related party agreed to waive $268,356 in interest payable and the Company repaid the remaining balance of the loan. This waiver of this debt has been accounted for in "stockholders' equity" as a contribution to additional paid-in capital.

NOTE 16:  TAXES ON INCOME

a. Tax benefits under the Law for the Encouragement of Capital Investments, 1959, as amended (hereafter -- "the Law"):

          1. The production facilities of the Company have been granted an "Approved Enterprise" status under the Law.

          Income derived from an "Approved Enterprise" is subject, in the case of Orgenics qualifying as a "foreign investment company," to corporate tax at the rate of 20% (rather than the regular corporate tax), during a period of ten years from the year in which such enterprise first earns taxable income (limited to twelve years from commencement of production or to fourteen years from the year in which the approval was granted, whichever is earlier).

          The period of benefits in respect of this approval will expire in 1997.

          2. Further, an expansion program of Orgenics' enterprise engaged in the production of diagnostic kits, has been granted an "Approved Enterprise" status under the Law.

          Investments under this program were made in 1991-1994. The Company has not yet received a final operating approval for this program.

                                 ORGENICS LTD.

          According to the provisions of the Law, Orgenics has chosen, in respect of this program, to enjoy "alternative benefits" -- waiver of grants in return for tax exemption.

          Accordingly, income derived from such program will be tax exempt for a period of two years and will be subject to corporate tax at a rate of 20% for the following eight years (limited to twelve or fourteen years, as mentioned in 1. above).

          The benefit period for this expansion program has not yet commenced.

          Since Orgenics is operating under more than one approved program and since part of its taxable income is not entitled to tax benefits under the above-mentioned law and is taxed at regular rates (1993 -- 39%, 1994 -- 38%, 1995 -- 37% and 1996 -- 36%), its effective tax rate is the result of a weighted combination of the various applicable rates or tax exemptions. The computation is made for income derived from each project on the basis of formulas specified in the Law and in the approvals.

     3. The Law also grants the right to claim accelerated depreciation on equipment used by the "Approved Enterprise".

b. Tax benefits under the Law for the Encouragement of Industry (Taxation), 1969:

     Orgenics is an "Industrial Company" under the above law, and, as such, is entitled to certain tax benefits, including accelerated depreciation at increased rates and the deduction of the purchase price of know-how, over a period of eight years.

c. Measurement of results of Orgenics for tax purposes:

     Results of Orgenics for tax purposes are measured in terms of earnings in NIS after certain adjustments for increases in the Israeli Consumer Price Index ("CPI"). As explained in Note 2a, the financial statements are presented in United States dollars. The difference between the annual change in the Israeli CPI and in the NIS/Dollar exchange rate causes a difference between taxable income and the income before taxes in the financial statements.

d. Taxes on income in France:

     Income taxes in France are computed, for fiscal years beginning on January 1, 1996, at a standard rate of 36.66% of taxable income (for the previous fiscal years the standard rate was 33.33%). Ordinary tax losses can be carried forward to offset taxable income for five years. Tax losses resulting from depreciation can be carried forward with no time limit.

e. Taxes on income in Brazil:

     Taxes on income in Brazil are computed for fiscal years beginning on January 1. Commencing in 1996, the standard rate for taxable income will be 15% (for the previous fiscal year the standard rate was 25%).

f. Carryforward tax losses:

     Orgenics has a carryforward tax loss with no time limit amounting to approximately $8.1 million (NIS 26 million) as of December 31, 1995. Losses in NIS are linked to the Israeli CPI.

                                 ORGENICS LTD.

     2. PBS has a carryforward tax loss amounting to approximately $4.4 million as of September 30, 1996.

     Tax losses expire as follows:

                                                                       U.S. DOLLARS
                                                                     ----------------
                                                                      (IN THOUSANDS)
            1996...................................................       $  531
            1997...................................................           --
            1998...................................................          476
            With no time limit.....................................        3,436
                                                                          ------
                                                                          $4,443
                                                                          ======

g. Tax assessments:

     1. Orgenics has received final tax assessments up to and including the year 1990.

     2. PBS has received final tax assessments up to and including the year 1991. Fiscal years remaining open for a tax audit are the years ended December 31, 1995, 1994 and 1993. However, in the event of utilization of carryforward losses from previous years, the tax authorities are entitled to reassess the years in which the tax loss originated.

h. A reconciliation of the theoretical tax expense assuming all income is taxed at the statutory rate and the actual tax expense is as follows:

                                                                                      NINE MONTHS
                                                        YEARS ENDED DECEMBER 31,         ENDED
                                                        ------------------------     SEPTEMBER 30,
                                                        1993      1994      1995         1996
                                                        -----     -----     ----     -------------
                                                               U.S. DOLLARS (IN THOUSANDS)
Theoretical tax expense (income tax benefit) computed
  at the statutory rate applicable to corporations in
  Israel(1)...........................................  $  64     $(130)    $ 93         $ 384
Increase (decrease) in income taxes resulting from:
  Tax adjustments in respect of inflation in Israel...     63      (110)     (18)         (171)
  Non-deductible expenses.............................     52       470       94            17
  Different tax rate resulting from lower tax rate in
     France and Brazil................................    (53)       (5)     (25)          (44)
  Tax benefits realized from use of loss carryforwards
     not previously recorded as deferred tax
     benefit..........................................   (120)     (210)     (82)         (144)
                                                        -----     -----     ----         -----
Taxes on income in the statements of operations(2)....  $   6     $  15     $ 62         $  42
                                                        =====     =====     ====         =====

(1) Computed at the rate of 39% for the year 1993, 38% for the year 1994, 37% for the year 1995, and 36% for the year 1996.

(2) Represents the minimum taxes paid by PBS and CPEI pursuant to the French and the Brazilian law.

                                 ORGENICS LTD.

                                                                                   NINE MONTHS
                                                 YEARS ENDED DECEMBER 31,             ENDED
                                              -------------------------------     SEPTEMBER 30,
                                               1993        1994        1995           1996
                                              -------     -------     -------     -------------
                                                         U.S. DOLLARS (IN THOUSANDS)
    i. Income before income taxes consisted
    of the following:

    Domestic (Israel).......................  $   423     $  (420)    $    16        $   525
    Foreign.................................     (258)         79         234            543
                                              -------     -------     -------        -------
                                              $   165     $  (341)    $   250        $ 1,068
                                              =======     =======     =======        =======

j. Deferred income taxes:

                                                                                   NINE MONTHS
                                                 YEARS ENDED DECEMBER 31,             ENDED
                                              -------------------------------     SEPTEMBER 30,
                                               1993        1994        1995           1996
                                              -------     -------     -------     -------------
                                                         U.S. DOLLARS (IN THOUSANDS)
    The Company's deferred income taxes
      consist of the following:
      Various accrued liabilities...........  $    32     $    39     $   105        $   120
      Carryforward losses...................    3,226       3,449       4,464          3,927
      Intercompany unrealized income
         currently taxable..................       14          18          15             17
                                              -------     -------     -------        -------
                                                3,272       3,506       4,584          4,064
      Less valuation allowance(1)...........   (3,272)     (3,506)     (4,584)        (4,064)
                                              -------     -------     -------        -------
                                              $    --          --          --             --
                                              =======     =======     =======        =======

(1) In 1993, 1994 and 1995, the Company has provided a 100% valuation allowance against the deferred tax assets, in respect of those tax loss carryforwards and other temporary differences, due to uncertainty of future results and its ability to realize these deferred tax assets.

                                 ORGENICS LTD.

NOTE 17:  TRANSACTIONS WITH RELATED PARTIES

a. In September 1993, an employment agreement was signed between Orgenics and its Chairman of the Board and Chief Executive Officer ("the Employee"). It was agreed that from January 1, 1993, the Employee will be entitled annually to participate in the profit of the Company at a rate of 2% of the net income of the Company, subject to the condition that the net income of the Company be at least 10% of total sales of the Company in the same year. The agreement will expire after four years beginning from September 1993 unless one of the two parties gives expiration notice earlier.

     In January 1995, the Company, under the 1994 option plan, granted to the Employee options to purchase 11,242 of the Company's ordinary shares (see Note
15b).

b. Transactions with related parties are included in the following items in the statement of operations:

                                                                 YEARS ENDED          NINE MONTHS
                                                                DECEMBER 31,             ENDED
                                                             -------------------     SEPTEMBER 30,
                                                             1993    1994    1995        1996
                                                             ---     ---     ---     -------------
                                                                  U.S. DOLLARS (IN THOUSANDS)
Legal fees and other expenses to OIH.......................  $30     $16     $50         $ 165
Revenues from a Company owned by the minority stockholder
  of CPEI..................................................   --      --      --         $ 305

c. CPEI-ORGENICS LTDA -- local management neglected to apply for a permit to conduct business in the State of Sao Paulo and this company received a warning from the Health Authorities of that State that it is precluded from selling products until full documentation is obtained.

Management believes that such a permit will be obtained soon, provided CPEI-ORGENICS LTDA's local management makes efforts to receive it. In the meantime, Orgenics Ltd. gave authorization to a related company to sell its products for a period of three months in the Brazilian market through CPEI-ORGENICS LTDA.

     Management believes that CPEI-ORGENICS LTDA's local management is acting in conflict of interest and have been notified by the Company to that effect. Management believes that sales in Brazil could be temporarily affected by 10-20% in 1997 if a dispute with a local partner would force the Company to establish alternative distribution channels.

NOTE 18:  SELECTED STATEMENT OF OPERATIONS DATA

a. Sales classified by geographical destination:

                                                             YEARS ENDED               NINE MONTHS
                                                            DECEMBER 31,                  ENDED
                                                    -----------------------------     SEPTEMBER 30,
                                                     1993       1994       1995           1996
                                                    ------     ------     -------     -------------
                                                              U.S. DOLLARS (IN THOUSANDS)
France............................................  $3,139     $3,054     $ 4,182        $ 6,401
South America.....................................   1,117      1,675       3,310          2,153
United States.....................................     448        199         132            287
Europe (excluding France).........................     522      1,027         701             36
Israel............................................     258        245         192            137
Other countries...................................     823      1,362       1,656            417
                                                    ------     ------     -------        -------
          Total revenues..........................  $6,307     $7,562     $10,173        $ 9,431
                                                    ======     ======     =======        =======
Including exchange rate insurance revenues (net of
  premium)........................................  $   42     $   --     $    --        $    --
                                                    ======     ======     =======        =======

                                 ORGENICS LTD.

b. Information about the Company's operations in different geographical areas:

                                                       NINE MONTHS ENDED SEPTEMBER 30, 1996
                                          --------------------------------------------------------------
                                                                           ADJUSTMENTS
                                                                               AND
                                          ISRAEL     FRANCE     BRAZIL     ELIMINATIONS     CONSOLIDATED
                                          ------     ------     ------     ------------     ------------
                                                           U.S. DOLLARS (IN THOUSANDS)
Sales to unaffiliated customers.........  $3,264     $4,014     $2,153       $     --         $  9,431
Transfers between geographic areas......   1,814         --         --         (1,814)              --
                                          ------     ------     ------       --------         --------
          Total sales...................  $5,078     $4,014     $2,153       $ (1,814)        $  9,431
                                          ======     ======     ======       ========         ========
Operating income........................  $  532     $  486     $  132       $    (44)        $  1,106
                                          ======     ======     ======       ========
Financial expenses, net.................                                                           (38)
Other expenses, net.....................                                                            --
                                                                                              --------
Income before taxes on income...........                                                      $  1,068
                                                                                              ========
Identifiable and total assets at
  September 30, 1996....................  $6,444     $1,756     $  597       $   (987)        $  7,810
                                          ======     ======     ======       ========         ========

                                                           YEAR ENDED DECEMBER 31, 1995
                                          --------------------------------------------------------------
                                                                           ADJUSTMENTS
                                                                               AND
                                          ISRAEL     FRANCE     BRAZIL     ELIMINATIONS     CONSOLIDATED
                                          ------     ------     ------     ------------     ------------
                                                           U.S. DOLLARS (IN THOUSANDS)
Sales to unaffiliated customers.........  $3,838     $4,182     $2,153       $     --         $ 10,173
Transfers between geographic areas......   1,857         --         --         (1,857)              --
                                          ------     ------     ------       --------         --------
          Total sales...................  $5,695     $4,182     $2,153       $ (1,857)        $ 10,173
                                          ======     ======     ======       ========         ========
Operating income........................  $  583     $  321     $  221       $    (90)        $  1,035
                                          ======     ======     ======       ========         ========
Financial expenses, net.................                                                          (600)
Other expenses, net.....................                                                          (185)
                                                                                              --------
Income before taxes on income...........                                                      $    250
                                                                                              ========
Identifiable and total assets at
  December 31, 1995.....................  $5,274     $1,976     $  562       $   (856)        $  6,956
                                          ======     ======     ======       ========         ========

                                 ORGENICS LTD.

                                                              YEAR ENDED DECEMBER 31, 1994
                                                   ---------------------------------------------------
                                                                         ADJUSTMENTS
                                                                             AND
                                                   ISRAEL     FRANCE     ELIMINATIONS     CONSOLIDATED
                                                   ------     ------     ------------     ------------
                                                               U.S. DOLLARS (IN THOUSANDS)
Sales to unaffiliated customers..................  $4,463     $3,099       $     --         $  7,562
Transfers between geographic areas...............   1,079         --         (1,079)              --
                                                   ------     ------       --------         --------
          Total sales............................  $5,542     $3,099       $ (1,079)        $  7,562
                                                   ======     ======       ========         ========
Operating income.................................  $1,026     $   13       $     19         $  1,058
                                                   ======     ======       ========
Financial expenses, net..........................                                               (319)
Other expenses, net..............................                                             (1,080)
                                                                                            --------
Loss before taxes on income......................                                           $   (341)
                                                                                            ========
Identifiable and total assets at December 31,
  1994...........................................  $6,972     $1,749       $ (1,641)        $  7,080
                                                   ======     ======       ========         ========

                                                              YEAR ENDED DECEMBER 31, 1993
                                                   ---------------------------------------------------
                                                                         ADJUSTMENTS
                                                                             AND
                                                   ISRAEL     FRANCE     ELIMINATIONS     CONSOLIDATED
                                                   ------     ------     ------------     ------------
                                                               U.S. DOLLARS (IN THOUSANDS)
Sales to unaffiliated customers..................  $3,079     $3,228       $     --         $  6,307
Transfers between geographic areas...............   1,080        150         (1,230)              --
                                                   ------     ------       --------         --------
          Total sales............................  $4,159     $3,378       $ (1,230)        $  6,307
                                                   ======     ======       ========         ========
Operating income (loss)..........................  $  558     $  (62)      $     42         $    538
                                                   ======     ======       ========
Financial expenses, net..........................                                               (367)
Other expenses, net..............................                                                 (6)
                                                                                            --------
Income before taxes on income....................                                           $    165
                                                                                            ========
Identifiable and total assets at December 31,
  1993...........................................  $7,291     $2,746       $ (3,848)        $  6,189
                                                   ======     ======       ========         ========

c. Cost of revenues:

                                                                                       NINE MONTHS
                                                       YEARS ENDED DECEMBER 31,           ENDED
                                                     ----------------------------     SEPTEMBER 30,
                                                      1993       1994       1995          1996
                                                     ------     ------     ------     -------------
                                                              U.S. DOLLARS (IN THOUSANDS)
Materials consumed.................................    $812     $1,149     $1,231        $ 1,009
Salaries and related employee benefits.............     350        456        535            460
Royalties..........................................     246        129        111            195
Other manufacturing costs..........................     231        190        114            194
Depreciation and amortization......................     112         91        185            106
                                                     ------     ------     ------        -------
                                                      1,751      2,015      2,176          1,964
Decrease (increase) in finished products and work
  in process manufactured by Orgenics..............     (87)      (188)      (111)           179
                                                     ------     ------     ------        -------
                                                      1,664      1,827      2,065          2,143
Commercial activities -- cost of purchased products
  sold.............................................     441        365      1,009            735
                                                     ------     ------     ------        -------
                                                     $2,105     $2,192     $3,074        $ 2,878
                                                     ======     ======     ======        =======

                                 ORGENICS LTD.

d. Research and development expenses:

                                                                                       NINE MONTHS
                                                       YEARS ENDED DECEMBER 31,           ENDED
                                                     ----------------------------     SEPTEMBER 30,
                                                      1993       1994       1995          1996
                                                     ------     ------     ------     -------------
                                                              U.S. DOLLARS (IN THOUSANDS)
Salaries and related employee benefits.............  $  475     $  765     $  961        $   889
Materials consumed.................................     111        528        314            280
Subcontractors and others..........................     197        215         74            172
Depreciation and amortization......................      46         55         60            158
                                                     ------     ------     ------        -------
                                                     $  829     $1,563     $1,409        $ 1,499
                                                     ======     ======     ======        =======

e. Selling expenses:

                                                                                       NINE MONTHS
                                                       YEARS ENDED DECEMBER 31,           ENDED
                                                     ----------------------------     SEPTEMBER 30,
                                                      1993       1994       1995          1996
                                                     ------     ------     ------     -------------
                                                              U.S. DOLLARS (IN THOUSANDS)
Salaries and related employee benefits.............  $  591     $  787     $1,179        $ 1,098
Transportation and deliveries......................     281        313        409            556
Advertising........................................     138        138        418            166
Depreciation.......................................       6         30         32             10
Other selling expenses.............................     319        315        339            557
                                                     ------     ------     ------        -------
                                                     $1,335     $1,583     $2,377        $ 2,387
                                                     ======     ======     ======        =======

f. General and administrative expenses:

                                                                                       NINE MONTHS
                                                       YEARS ENDED DECEMBER 31,           ENDED
                                                     ----------------------------     SEPTEMBER 30,
                                                      1993       1994       1995          1996
                                                     ------     ------     ------     -------------
                                                              U.S. DOLLARS (IN THOUSANDS)
Salaries and related employee benefits.............  $  881     $  931     $1,221        $   999
Rental expense and municipal taxes.................     219        380        230            227
Other general and administrative expenses..........     613        550      1,156            942
Depreciation.......................................      60         85         89             57
                                                     ------     ------     ------        -------
                                                     $1,773     $1,946     $2,696        $ 2,225
                                                     ======     ======     ======        =======

                                 ORGENICS LTD.

g. Financial expenses, net

                                                               YEARS ENDED            NINE MONTHS
                                                               DECEMBER 31,              ENDED
                                                          ----------------------     SEPTEMBER 30,
                                                          1993     1994     1995         1996
                                                          ----     ----     ----     -------------
                                                                U.S. DOLLARS (IN THOUSANDS)
Interest on short-term debt.............................  $208     $204     $377         $ 168
Interest on long-term debt..............................   135      162      203            45
Foreign translation differences.........................   105      (39)      88          (196)
Interest on short-term investments and others...........   (32)     (70)     (62)           --
Loss (gain) from marketable securities..................   (49)      62       (6)           21
                                                          ----     ----     ----         -----
Financial expenses, net.................................  $367     $319     $600         $  38
                                                          ====     ====     ====         =====

h. Other income (expenses) net

Gain (loss) on sale of fixed assets and other
  investments...........................................  $ (4)    $ 30     $ (8)        $  --
Other income (expenses).................................    (2)      15       23            --
                                                          ----     ----     ----         -----
                                                          $ (6)    $ 45     $ 15         $  --
                                                          ====     ====     ====         =====

NOTE 19:  SUBSIDIARIES INCLUDED IN THE CONSOLIDATION

                                                                            PERCENTAGE OF
                           NAME OF THE COMPANY                                OWNERSHIP
    -----------------------------------------------------------------  -----------------------
    PBS S.A..........................................................           99.98%
    Orgenics International Corporation
      (wholly-owned by PBS S.A.).....................................           99.98%
    CPEI ORGENICS LTDA (CPEI)........................................           55.00%

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To American Home Products Corporation:

     We have audited the accompanying statement of net assets to be sold of American Home Products Corporation's Whitehall-Robins Healthcare Division-Certain Domestic Vitamin and Nutritional Supplement Consumer Healthcare Brands (Nutritional Supplement Lines) as of November 30, 1996, and the related statements of net revenues in excess of direct expenses for the years ended November 30, 1995 and 1996. These statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     These statements have been prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission for inclusion in the Form SB-2 of Selfcare, Inc., as described in Note 1 and are not intended to be a complete presentation of the Nutritional Supplement Line's assets and liabilities and revenues and expenses.

     In our opinion, the statements referred to above present fairly, in all material respects, the net assets to be sold as of November 30, 1996, and net revenues in excess of direct expenses of the Nutritional Supplement Lines for the years ended November 30, 1995 and 1996, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Roseland, New Jersey
December 30, 1996

                       AMERICAN HOME PRODUCTS CORPORATION

        WHITEHALL-ROBINS HEALTHCARE DIVISION -- CERTAIN DOMESTIC VITAMIN
             AND NUTRITIONAL SUPPLEMENT CONSUMER HEALTHCARE BRANDS
                         (NUTRITIONAL SUPPLEMENT LINES)

                       STATEMENT OF NET ASSETS TO BE SOLD
                            AS OF NOVEMBER 30, 1996
                         (IN THOUSANDS OF U.S. DOLLARS)

INTANGIBLES, net...................................................................  $13,822

ACCRUED EXPENSES...................................................................   (1,443)
                                                                                     -------
          Net assets to be sold....................................................  $12,379
                                                                                     =======

         The accompanying notes are an integral part of this statement.

                       AMERICAN HOME PRODUCTS CORPORATION

        WHITEHALL-ROBINS HEALTHCARE DIVISION -- CERTAIN DOMESTIC VITAMIN
             AND NUTRITIONAL SUPPLEMENT CONSUMER HEALTHCARE BRANDS
                         (NUTRITIONAL SUPPLEMENT LINES)

            STATEMENTS OF NET REVENUES IN EXCESS OF DIRECT EXPENSES
                 FOR THE YEARS ENDED NOVEMBER 30, 1995 AND 1996
                         (IN THOUSANDS OF U.S. DOLLARS)

                                                                          1995          1996
                                                                         -------       -------
NET REVENUES...........................................................  $25,986       $24,449
                                                                         -------       -------

DIRECT COSTS AND EXPENSES:
  Cost of sales........................................................    7,809         7,246
  Direct marketing expenses............................................    6,543         3,847
  Direct selling, general and administrative expenses..................    1,045           951
  Research and development expenses....................................      210           210
                                                                         -------       -------
          Net revenues in excess of direct expenses....................  $10,379       $12,195
                                                                         =======       =======

        The accompanying notes are an integral part of these statements.

                       AMERICAN HOME PRODUCTS CORPORATION

        WHITEHALL-ROBINS HEALTHCARE DIVISION -- CERTAIN DOMESTIC VITAMIN
             AND NUTRITIONAL SUPPLEMENT CONSUMER HEALTHCARE BRANDS
                         (NUTRITIONAL SUPPLEMENT LINES)

                              NOTES TO STATEMENTS

(1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     The accompanying statements were prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission for inclusion in the Form SB-2 of Selfcare, Inc., and are not intended to be a complete presentation of the American Home Products Corporation's Whitehall-Robins Healthcare Division -- Certain Domestic Vitamin and Nutritional Supplement Consumer Healthcare Brands (the Nutritional Supplement Lines) assets and liabilities and revenues and expenses. Pursuant to a draft Purchase Agreement between American Home Products Corporation (the Parent), American Cyanamid Company, A.H. Robins Company, Inc. and Selfcare, Inc., certain intangible assets and certain liabilities (see accrued expenses) will be acquired by Selfcare, Inc. for $30,000,000 cash and $6,000,000 in the form of a note payable with an annual interest rate of 7%, due one year after closing. All other assets and liabilities of the Nutritional Supplement Lines have been excluded in accordance with the draft Purchase Agreement.

     The statement of net assets to be sold has been derived from the financial statements of Domestic Whitehall-Robins Healthcare, a division of American Home Products Corporation (the Division). The products (the Brands) subject to the draft Purchase Agreement are --

     -- Allbee(R)
     -- Beminal(R)
     -- Gevral(R)-T
     -- Gevrabon(R)
     -- Posture(R)
     -- Protegra(R)
     -- Stresstabs(R)
     -- Z-Bec(R)

     The Company will not purchase the trademark "Ferro-Sequels" from the Parent, but instead will receive an exclusive, fully paid license from the Parent to use the mark in the United States.

     The statements of net revenues in excess of direct expenses excludes charges which are allocated to the Nutritional Supplement Lines by the Division or the Parent. These allocations include, among other things, support services such as research and development, legal, finance, treasury, tax, pension and group insurance, insurance, environmental, safety, public relations, audit and executive management advisory functions, as well as quality control, warehousing and administrative costs. Interest income or expense attributable to borrowings required to finance the Nutritional Supplement Lines' operations have also been excluded.

  Intangibles, Net

     No specific historical costs had been recorded relative to the intangible assets subject to the draft Purchase Agreement. Certain of the Brands were acquired as part of American Home Products Corporation's acquisition of American Cyanamid Company, which occurred effective December 1, 1994. The intangible assets to be sold pursuant to the draft Purchase Agreement represent these brands' proportionate share of the excess of the cost over the fair value of the net assets acquired in that acquisition of American Cyanamid and are being amortized on the straight-line method over 40 years. The allocation has been made based upon the relative brand profit of the products to the total brand profit of the Consumer Health division of American Cyanamid Company. At November 30, 1996, the accumulated amortization was $728,000.

                       AMERICAN HOME PRODUCTS CORPORATION

        WHITEHALL-ROBINS HEALTHCARE DIVISION -- CERTAIN DOMESTIC VITAMIN
             AND NUTRITIONAL SUPPLEMENT CONSUMER HEALTHCARE BRANDS
                         (NUTRITIONAL SUPPLEMENT LINES)

                       NOTES TO STATEMENTS -- (CONTINUED)

  Accrued Expenses

     Accrued expenses represents the liabilities for returns and other price adjustments and promotional accruals on sales occurring on or before November 30, 1996. The Company provides for these accruals at the time of sale based on historical percentages.

  Net Revenues and Direct Expenses

     Net revenues, cost of sales, marketing and selling, general and administrative direct expenses are based on the actual amounts recorded by the Division associated with the Nutritional Supplement Lines. Amortization of intangibles was $364,000 for each of the years ended November 30, 1995 and 1996 and is included in selling, general and administrative expenses.

(2)  COMMITMENTS AND CONTINGENCIES:

     In accordance with the draft Purchase Agreement, American Home Products Corporation and its subsidiaries and divisions will be required to provide certain transition supplies of the Brands and manufacturing capacity for the Brands to the buyer.