Form 10KSB/A
period 1996-12-31
SELFCARE INC
filed 1997-03-31
CIK 915901

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 FORM 10-KSB/A

                                AMENDMENT NO. 1

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

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No
____.

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

     Transitional Small Business Disclosure Format (check one):  Yes __ No X

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

Tel-Aviv, Israel
January 6, 1997

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