Form 10QSB
period 1997-03-31
SELFCARE INC
filed 1997-05-15
CIK 915901

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1997

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from __________ to __________

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

                                    Yes X      No

         The number of shares outstanding of the registrant's Common Stock as of May 5, 1997 was 8,124,912.

    Transitional Small Business Disclosure Format (check one):

                                    Yes      No X

                                 SELFCARE, INC.

                                   FORM 10-QSB

                  For the Quarterly Period Ended March 31, 1997


  This Form 10-QSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Operating Results" on page 15 of this Form 10-QSB.


                                TABLE OF CONTENTS

                                                                                       Page
                                                                                       ----
PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

a)      Consolidated Statement of Operations for the three months ended
        March 31, 1997 and 1996                                                           1

b)      Consolidated Balance Sheets as of March 31, 1997 and
        December 31, 1996                                                                 2

c)      Consolidated Statements of Cash Flows for the three months ended
        March 31, 1997 and 1996                                                           3

d)      Notes to Consolidated Financial Statements                                        4

Item 2. Management's Discussion and Analysis of Financial Condition and Results
of Operations                                                                             10

PART II. OTHER INFORMATION


Item 1. Legal Proceedings                                                                 17


Item 6. Exhibits and Reports on Form 8-K                                                  18


SIGNATURES                                                                                19

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL INFORMATION




                         SELFCARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (UNAUDITED)


                                                         THREE MONTHS ENDED MARCH 31,
                                                            1997                1996
                                                       -----------          -----------
Net product sales                                       $8,757,181           $2,400,892
Grants and other revenue                                   337,426               68,509
                                                           -------               ------
Net revenues                                             9,094,607            2,469,401
Cost of sales                                            5,036,978            1,835,497
                                                         ---------            ---------
    Gross profit                                         4,057,629              633,904
Operating Expenses:
Research and development                                 3,075,193            1,254,826
Selling, general and administrative                      4,761,458            1,874,722
Noncash compensation charge (Note 4)                        37,629            5,662,741
                                                            ------            ---------
    Total operating expenses                             7,874,280            8,792,289
                                                         ---------          -----------
Operating loss                                         (3,816,651)          (8,158,385)
                                                       -----------          -----------
Interest expense, including noncash
  interest expense relating to issuance
     of warrants (Note 4)                                (605,432)          (8,153,731)
Interest income                                           142,975               18,769
Unrealized loss on foreign currency translation          (718,967)                  --
Other expense                                             (27,401)                  --
                                                          --------          -----------
Loss before dividends and accretion on
  preferred stock of a subsidiary                      (5,025,476)         (16,293,347)
Minority interest in subsidiaries' income                 159,540                   --
Dividends and accretion on mandatorily
   redeemable preferred stock of
   a subsidiary                                           (28,179)             (22,977)
                                                          --------             --------
    Net loss                                          $(4,894,115)        $(16,316,324)
                                                      ------------        -------------
Net loss per common and
  common equivalent share                                  $(0.74)              $(2.61)
                                                           -------              -------
Weighted average number of common
  and common equivalent shares
  outstanding                                            6,591,261            6,247,515
                                                         ---------            ---------

        The accompanying notes are an integral part of these consolidated financial statements

                         SELFCARE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                           MARCH 31,           DECEMBER 31,
                                                                             1997                1996
                                                                             ----                ----
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                           $ 25,484,148         $ 16,458,654
    Accounts receivable, net of allowance for doubtful accounts
      of  $347,000 in 1997 and $316,000 in 1996                            7,308,342            5,478,814
    Inventories (Note 3)                                                   2,624,327            2,266,234
    Prepaid expenses and other current assets                              1,676,153            1,034,260
                                                                        ------------         ------------
          Total current assets                                            37,092,970           25,237,962
PROPERTY AND EQUIPMENT, NET                                                9,302,078            7,858,885
INVESTMENTS IN AFFILIATED COMPANIES                                        3,732,609            3,732,609
TRADEMARKS, NET                                                           21,505,771                   --
GOODWILL AND OTHER INTANGIBLE ASSETS, NET                                 18,126,948            3,741,171
OTHER ASSETS                                                               1,998,467              518,825
                                                                        ------------         ------------
          Total assets                                                  $ 91,758,843         $ 41,089,452
                                                                        ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Short-term bank debt                                                $ 10,977,810         $  1,337,000
    Notes payable                                                          8,975,000                   --
    Current portion of long-term debt                                        532,500              332,000
    Current portion of promissory note payable to EN PLC                   1,267,851            1,267,851
    Accounts payable                                                       5,949,959            4,991,543
    Accrued expenses and other current liabilities                         7,340,558            5,826,952
    Current portion of deferred revenue                                    1,558,681            1,619,152
                                                                           ---------         ------------
          Total current liabilities                                       36,602,359           15,374,498

LONG-TERM LIABILITIES:
    Deferred revenue, net of current portion                               4,379,443            4,786,347
    Notes payable, net of current portion                                         --            3,000,000
    Promissory note payable to EN PLC, net of current portion              2,449,770            2,535,701
    Long-term debt, net of current portion                                21,710,391              360,000
                                                                          ----------         ------------
          Total long-term liabilities                                     28,539,604           10,682,048
COMMITMENTS AND CONTINGENCIES (NOTES 6, 7, 8, and 9)

MINORITY INTEREST IN SUBSIDIARIES                                          1,147,588            1,199,684
                                                                           ---------         ------------
MANDATORILY REDEEMABLE PREFERRED STOCK OF
SUBSIDIARY                                                                 1,782,107            1,753,928
                                                                           ---------         ------------

STOCKHOLDERS' EQUITY:
    Preferred stock
      Authorized - 5,000,000 shares
      Issued and outstanding - 3,000 in 1997 and 5,200 in 1996                     3                    5
    Common stock, $.001 par value -
      Authorized - 40,000,000 shares
      Issued and outstanding - 8,094,951 and 5,975,263 shares in
      1997 and 1996 respectively                                               8,095                5,975
    Additional paid-in capital                                            71,560,534           55,233,847
    Deferred compensation                                                    (20,590)                  --
    Less-Treasury stock, at cost, 15,600 shares in 1997 and 1996             (15,200)             (15,200)
    Accumulated deficit                                                  (48,295,513)         (43,318,898)
    Cumulative translation adjustment                                        449,856              173,565
                                                                        ------------         ------------
          Total stockholders' equity                                      23,687,185           12,079,294
                                                                        ------------         ------------
          Total liabilities and stockholders' equity                    $ 91,758,843         $ 41,089,452
                                                                        ============         ============

        The accompanying notes are an integral part of these consolidated financial statements

                         SELFCARE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                                          Three months ended March 31,
                                                                                            1997                1996
                                                                                            ----                ----
Cash Flows From Operating Activities:
    Net loss                                                                           $ (4,894,115)        $(16,316,324)
    Adjustments to reconcile net loss to net cash used in operating activities:
      Dividends and accretion on preferred stock of a subsidiary                             28,179               22,977
      Dividends accrued on Series A preferred stock                                         (23,865)                  --
      Noncash interest expense related to issuance of warrants                                   --            8,118,724
      Compensation expense related to issuance of common stock options                       37,629               62,741
      Compensation expense related to common stock options issued to the
        Company's chief executive officer                                                        --            5,600,000
      Amortization of deferred revenue                                                     (348,801)             (68,509)
      Depreciation and amortization                                                         799,822              190,063
      Minority interest in subsidiaries' income                                            (159,539)                  --
      Changes in assets and liabilities:
        Accounts receivable                                                              (2,135,526)             (33,444)
        Inventory                                                                          (265,219)            (210,603)
        Prepaid and other current assets                                                   (442,575)            (282,732)
        Accounts payable                                                                  1,531,288              722,715
        Accrued expenses and other current liabilities                                    1,072,621              648,721
                                                                                       ------------         ------------
            Net cash used in operating activities                                        (4,800,101)          (1,545,671)
                                                                                       ------------         ------------

Cash Flows From Investing Activities:
    Purchases of property and equipment                                                  (2,121,026)          (1,308,938)
    Cash paid for purchase of nutritional supplement brands                             (30,983,869)                  --
    Cash paid for license from ChemTrak                                                    (333,000)                  --
    (Increase) decrease in other assets                                                      93,036             (332,000)
                                                                                       ------------         ------------
            Net cash used in investing activities                                       (33,344,859)          (1,640,938)
                                                                                       ------------         ------------

Cash Flows From Financing Activities:
    Net proceeds from issuance of common stock                                           16,242,716                   --
    Net proceeds from issuance of notes payable                                          29,731,250                   --
    Repayments of notes payable                                                            (132,557)                  --
    Net proceeds from borrowing under short-term bank debt                                  641,327                   --
    Net proceeds from borrowing under long-term bank debt                                   509,590                   --
    Repayments of long-term debt                                                           (103,150)                  --
    Cash loaned to Enviromed plc                                                           (327,120)                  --
                                                                                           --------         ------------
          Net cash provided by financing activities                                      46,562,056                   --
                                                                                       ------------         ------------
Foreign Exchange Effect on Cash and Cash Equivalents                                        608,398              (36,063)
Net Increase (Decrease) in Cash and Cash Equivalents                                      9,025,494           (3,222,672)
Cash and Cash Equivalents, beginning of year                                             16,458,654            7,394,750
                                                                                       ------------         ------------
Cash and Cash Equivalents, end of period                                               $ 25,484,148         $  4,172,078
                                                                                       ============         ============
Supplemental Disclosures of Cash Flow Information:
    Cash paid for -
       Interest                                                                        $    413,529         $     76,631
       Income taxes                                                                    $      1,000         $      6,035

        The accompanying notes are an integral part of these consolidated financial statements

                         SELFCARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)   Basis of Presentation of Financial Information

  The accompanying consolidated financial statements of Selfcare, Inc. and its subsidiaries (the "Company" or "Selfcare") are condensed and unaudited. In the opinion of management, the unaudited, condensed, consolidated financial statements contain all adjustments considered normal and recurring, with the exception of the non-cash compensation and interest charges (see Note 4), necessary for their fair presentation. These interim financial statements have been prepared in accordance with the instructions for Form 10-QSB and therefore do not include all information and footnotes necessary for a complete presentation of operations, financial position, and cash flows of the Company, in conformity with generally accepted accounting principles. The Company filed audited consolidated financial statements which included information and footnotes necessary for such presentation for the year ended December 31, 1996 on Form 10-KSB/A. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the period ended December 31, 1996 included on Form 10-KSB/A filed with the Securities and Exchange Commission.

  Net loss per common and common equivalent share is based on the weighted average number of shares of Common Stock and Common Stock equivalents outstanding during the period. Common Stock equivalents (certain stock options, warrants and convertible preferred stock) for all periods have not been included, as their inclusion would be antidilutive.

2)   Cash and Cash Equivalents

  The Company considers all highly liquid cash investments with maturities of three months or less at the date of acquisition to be cash equivalents. At March 31, 1997, the Company's cash equivalents consisted of United States treasury notes, repurchase agreements, and money market funds. The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities; all of the Company's cash equivalents are classified as held to maturity and carried at amortized cost.

3)  Inventory

    Inventory is comprised of the following:


                                   MARCH 31, 1997           DECEMBER 31, 1996
Raw materials                        $1,922,452                $1,363,168
Work in-process                         308,710                   272,466
Finished goods                          393,165                   630,600
                                        -------                   -------
                                     $2,624,327                $2,266,234
                                     ==========                ==========

4)   Non recurring, non-cash expenses

  On August 15, 1995, the Company entered into a stock option agreement (the "Agreement") with the Chief Executive Officer ("CEO") of the Company. Under the Agreement, the CEO received an option to acquire 520,000 shares of the Company's common stock, par value $.001 per share (the "Common Stock"). The stock option vested and became exercisable upon the completion of the Company's initial public offering on August 9, 1997. The exercise price of the option is $2.27 per share of Common Stock. For the three months ended March 31, 1996, the non-cash compensation expense related to this stock option was $5.6 million. There was no charge related to the Agreement in the three months ended March 31, 1997.

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

  In December 1996, the Company entered into agreements with substantially all the principal noteholders of the Cambridge Diagnostics Notes, pursuant to which such holders agreed to defer repayment of the principal amount of their notes until January 15, 1998 and whereby the Company canceled the Cambridge Diagnostics Warrants and effectively fixed the ultimate number of shares of the Company's Common Stock to be issued at 1,142,635, of which 314,222 will be exercisable by certain directors and officers of the Company; 990,050 of the shares of Common Stock will be issued for no additional consideration upon the earlier of January 15, 2000 or the date on which a change in control of the Company occurs. As consideration for the foregoing, the Company agreed to issue five-year warrants to purchase an aggregate of 54,090 shares of Common Stock that are fully exercisable at an exercise price of $12.875 (fair market value as of grant dated) to such holders, of which 14,999 will be exercisable by certain directors and officers of the Company. The Company has recorded noncash interest charges of approximately $8.1 million for the three months ended March 31, 1996 which represented the difference between the fair market value of the underlying Common Stock and the exercise price of the Cambridge Diagnostics Warrants. There was no charge for the three months ended March 31, 1997 since the number of shares to be issued was fixed.

5)   Public Offerings of Common Stock

  In connection with the Company's Initial Public Offering, on August 6, 1996, the Common Stock began trading on the AMEX. The Company sold 1,495,000 shares and received net proceeds of approximately $10.4 million.

  In March, 1997, the Company sold 1,800,000 shares of Common Stock in a public stock offering ("the March 1997 Offering"). The total net proceeds from the March 1997 Offering were approximately $16.2 million.

6)  Nutritional Supplement Lines Acquisition

  On February 19, 1997, a newly-formed subsidiary of the Company (the "Acquisition Subsidiary"), acquired the U.S. rights to several nutritional supplement product lines (the "Nutritional Supplement Lines" and the "Nutritional Supplement Lines Acquisition") from American Home Products ("AHP"). As consideration for the Nutritional Supplement Lines, the Acquisition Subsidiary paid to AHP $30.0 million in cash and issued to AHP a $6.0 million promissory note ("the AHP Note"). The total purchase price of approximately $37.0 million, including acquisition costs, was allocated to trademarks ($21.6 million) and goodwill ($15.4 million), each of which will be amortized over their useful lives of 25 years. The Company funded the cash portion of the purchase price with a credit facility (the "Acquisition Facility") consisting of a $25.0 million term loan (the "AHP Term Loan") and a $5.0 million bridge loan (the "AHP Bridge Loan") made to the Acquisition Subsidiary by Fleet National Bank ("Fleet"). The AHP Note is due on the first anniversary of the Nutritional Supplement Lines Acquisition, and bears interest payable quarterly at the rate of 7.0% per annum.

  The AHP Term Loan has a five-year term, with quarterly amortization of principal at annual rates ranging from $3.0 million to $5.0 million, and a $6.25 million balloon payment at maturity. In addition to this amortization schedule, the Acquisition Subsidiary is required to make mandatory prepayments of the AHP Term Loan at the end of each fiscal year, in an amount equal to 50% of the excess of (i) its earnings before interest, taxes, depreciation and amortization ("EBITDA") for such fiscal year over (ii) principal payments on the AHP Term Loan, cash interest and tax expense, capital expenditures and any change in working capital. These prepayments would be applied in the inverse order of the established amortization schedule. The AHP Term Loan, at the Company's election, bears interest at an annual floating rate equal to either LIBOR plus two percent, or Fleet's Prime Rate. The AHP Bridge Loan is due June 3, 1997, and bears interest at an annual floating rate equal to LIBOR plus 3.5 percent or Fleet's Prime Rate plus 1.5 percent. The Company is required to maintain a minimum of $5.0 million in cash or liquid investments as collateral for the AHP Bridge Loan. If the AHP Bridge Loan is not repaid or refinanced at maturity, the Company will have the option of extending the loan with cash pledged to collateralize a like amount. The Company may prepay the AHP Note and AHP Bridge Loan at any time.

  In connection with the Proposed Acquisition Facility, the Acquisition Subsidiary has obtained from Fleet a $5.0 million revolving credit line for the Acquisition Subsidiary (the "Credit Line"). The Credit Line, at the Company's election, bears interest at an annual floating rate equal to LIBOR plus 1.75 percent or Fleet's Prime Rate and matures in three years. The Company has a limited number of LIBOR rate options for the AHP Term Loan, the AHP Bridge Loan, and the Credit Line. Each LIBOR rate option must be exercised for a period between one month and 12 months and must cover a minimum of $1.0 million of the loan. The Acquisition Facility and the Credit Line are secured by a first priority lien on all the Acquisition Subsidiary's assets and are guaranteed by the Company, which guaranty is secured by a first priority lien on substantially all the Company's U.S. assets.

  The Acquisition Facility and the Credit Line impose certain financial covenants on the Acquisition Subsidiary, including (i) requirements to maintain certain minimum EBITDA levels of $2.3 million per quarter beginning with the quarter ending June 30, 1998 and $2.475 million per quarter beginning with the quarter ended June 30, 1999 and not to exceed certain ratios of total indebtedness to EBITDA, beginning with the quarter ended December 31, 1997, at which time the ratio of total indebtedness to EBITDA cannot exceed 3.75 to 1,
(ii) limits on capital expenditures of $250,000 per year, (iii) a requirement to maintain a ratio of EBITDA to fixed charges of not less than 1.25 for any quarter beginning with the quarter ending March 31, 1998, and (iv) a requirement of a positive net income for any quarter. The Acquisition Subsidiary has also agreed to restrictions on (x) acquisitions, mergers or joint ventures without Fleet's consent, (y) material asset sales and other payments, and (z) dividends and distributions. Further, the Company, as guarantor of the Acquisition Subsidiary's debt under the Acquisition Facility and the Credit Line, is subject to a limited number of covenants, none of which are financial maintenance covenants, including a requirement to provide Fleet with periodic financial statements and other information and a prohibition on the Company having other liens on its U.S. assets. The Company also will be limited in its ability to receive dividends and distributions from the Acquisition Subsidiary. In addition, an event of default shall be deemed to have occurred under the Acquisition Facility and the Credit Line if any three of Ron Zwanziger, Kenneth
D. Legg, Richard A. Pinkowitz, Anthony H. Hall and Gary E. Long cease to be employed by the Company or the Acquisition Subsidiary in positions comparable to their current positions. Messrs. Zwanziger, Legg, Pinkowitz, and Hall are officers of the Company. Mr. Long joined the Company in February 1997 and has the responsibility for the operation of the Nutritional Supplement Lines business. In addition, the Acquisition Subsidiary was required, at the time of the closing of the Acquisition Facility, to have a proforma capital base of at least $9.5 million. This requirement was satisfied through a combination of (i) the Company's obligations under the AHP Note, (ii) a $2.0 million subordinated loan by the Company to the Acquisition Subsidiary and (iii) the Company's capital contribution of approximately $1.5 million to be used to pay expenses incurred in connection with the completion of the Nutritional Supplement Lines Acquisition. The Company and the Acquisition Subsidiary have paid fees and expenses totaling approximately $1.3 million in connection with the Acquisition Facility and the Credit Facility. As of the date hereof, the Acquisition Subsidiary has not drawn down on the Credit Line.


7)   Acquisition of Orgenics

  On December 23, 1995, the Company and Orgenics Ltd. ("Orgenics") entered into an Investment and Loan Agreement whereby the Company purchased a $1,000,000, 18-month, unsecured, interest-bearing debenture that is convertible into redeemable preferred shares of Orgenics (the "Debenture"). Concurrent with the issuance of the Debenture, the Company provided guaranties (in the form of letters of credit) of $200,000 on the debt of Orgenics' French subsidiary to two French banks, which is included in other assets in the accompanying consolidated balance sheet. The Debenture accrues interest at the LIBOR rate plus 2%. Upon a conversion event, as defined, the principal amount together with accrued interest will convert into 20% of the then issued and outstanding share capital of Orgenics. In October 1996, the Company exercised its right to convert the Debenture (see below).

  Two investment limited partnerships, Medica Investment (Israel) L.P. and Medica Investment (U.S.) L.P. (collectively "Medica"), contributed a total of $500,000 in cash toward the purchase of the Debenture. A director of the Company is a partner of MVP Ventures, which serves as the general partner of both Medica Investment (Israel) L.P. and Medica Investment (U.S.) L.P. On April 25, 1996, the Company exercised its right to acquire Medica's interest in the Debenture for 135,421 shares of Common Stock; the Company issued such shares on May 7, 1996. Accordingly, the Company will receive all of the Orgenics shares upon conversion of the Debenture. The Company recorded the Orgenics Debenture as an asset and also recorded a convertible payable for $500,000 related to the investment made by Medica as a long-term liability in the accompanying consolidated balance sheets prior to the Company's acquisition of Medica's interest in the Debenture.

  The Company also entered into option purchase agreements (the "Option Agreements") with all of the individual stockholders of Orgenics and Orgenics International Holdings B.V. ("Orgenics International"), a Dutch holding company whose only material asset is its investment in Orgenics. Each Option Agreement provides a put option on the part of the stockholders to sell to the Company and a call option on the part of the Company to purchase from the stockholders (the "Optionees").

  In October 1996, the Company acquired a 57.1% direct and indirect equity interest in Orgenics as a result of the conversion of the Debenture and payment of approximately $7.0 million in cash for the purchases of outstanding shares of Orgenics and Orgenics International. In addition, the Company has granted options to purchase 85,800 shares of its Common Stock having a fair market value of $1,056,000 on the date of grant, and incurred direct acquisition costs of approximately $100,000. On March 6, 1997, the Company exercised its call options and as a result will acquire a 100% equity interest in Orgenics. The Company is required to pay for each share of Orgenics acquired pursuant to the Option Agreements consideration equal to 1.75 times Orgenics' gross revenues per share (on a fully diluted basis as of the exercise date, giving effect to the conversion of the Debenture) during the most recent four fiscal quarters immediately preceding the date of exercise. Accordingly, the Company will pay additional consideration totaling approximately $8.2 million in cash and will issue 87,169 shares of Common Stock for substantially all the remaining shares in Orgenics and Orgenics International pursuant to the exercise of the Option Agreements.

  The aggregate purchase price of the Company's 57.1% direct and indirect interest in Orgenics of approximately $9,077,000 was allocated based on the relative fair values of the assets acquired as follows:

Current assets.........................                        $ 2,981,000
Property, equipment and other assets...                          1,245,000
Liabilities assumed....................                         (2,567,000)
In-process research and development....                          4,397,000
Goodwill...............................                          3,021,000
                                                               -----------
                                                               $ 9,077,000
                                                               ===========

  The allocation of a portion of the purchase price to in-process research and development represents the applicable pro-rata portion of its appraised value of $7,700,000. Upon completion of the Orgenics acquisition, the Company anticipates that of the remaining purchase price of $9,307,000, it will allocate an additional $3,303,000 to in-process research and development and $4,890,000 to goodwill.

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

8)    Investment in Enviromed

  In October, 1996, the Company purchased 200,000 common shares of Enviromed, plc ("Enviromed") and agreed to purchase EN PLC Limited Partnership's ("EN PLC) holding of 7,961,386 common shares of Enviromed for a promissory note with a principal amount of approximately $3.8 million (the "EN PLC Note"). In November, 1996 the Company purchased an additional 100,000 common shares of Enviromed. On January 1, 1997, the Company and EN PLC entered into an amendment to the agreement ("EN PLC Agreement") with EN PLC pursuant to which the Company agreed to issue two promissory notes, in principal amounts of approximately $2.8 million and $1.0 million respectively, evidencing the purchase price under the EN PLC Agreement. Each note bears interest at a fluctuating annual rate equal to the Bank of Boston's prime rate plus 1.5 percent, payable quarterly over the two-year term of the notes. The principal amount of the $1.0 million promissory note is payable in eight quarterly installments, commencing in January 1997; the first four installments are $85,897 each and the second four installments are $171,794 each. Approximately $1.4 million of the principal amount of the $2.8 million promissory note is payable in January 1998, followed by three equal quarterly installments of the remaining principal. In consideration of the amendment, the Company agreed to issue to EN PLC a warrant to purchase 15,401 shares of Common Stock at an exercise price of $12.875 per share. The warrant is exercisable at any time prior to January 1, 2002. In accordance with SFAS No. 123, the Company recorded deferred financing costs of approximately $107,000 in connection with the grant of this warrant. The EN PLC Note is secured only by the Enviromed common shares purchased by the Company. In the event that the Company decides to sell or transfer its Enviromed common shares, the Company will have to pay off the balance of the EN PLC Note plus any interest due at that time. The EN PLC Note is subordinated to any current or future indebtedness of the Company. The Company's total equity interest in Enviromed is 28.9%.

  Following the Company's acquisition of its ownership interest in Enviromed, the Company has accounted for its investment under the equity method. In the year ended December 31, 1996, the Company has recorded a loss of $200,000, representing the Company's pro rata share of Enviromed's estimated net loss during the Company's period of ownership. The Company did not record its immaterial portion of Enviromed's income for the three months ended March 31, 1997.

  The Company loaned pound sterling 200,000 (approximately $327,000) to Enviromed during the three months ended March 31, 1997.

9)   Agreement with ChemTrak

      In January 1997, Selfcare entered into an agreement with ChemTrak Incorporated ("ChemTrak") pursuant to which ChemTrak appointed Selfcare as its exclusive distributor in Europe, Scandinavia, and certain other countries formerly comprising the U.S.S.R., including Russia (the "European Territory") of ChemTrak's home collection and mail-in HIV testing system for which FDA approval is currently pending. As part of this agreement, Selfcare agreed to pursue regulatory approval of the system in each country comprising the European Territory. In addition, Selfcare agreed to establish and operate one or more central testing facilities and offer counseling services to report results and offer counseling to users of the system. ChemTrak retains the right to convert the Company's exclusive distribution rights into non-exclusive rights upon the occurrence of certain events, including the Company's failure to make certain regulatory filings and the Company's failure to maintain market share goals. There can be no assurance that Selfcare will be successful in obtaining the necessary regulatory approvals in the European Territories, in establishing satisfactory testing facilities and counseling services or in successfully commercializing the system in the European Territories. The Company paid Chemtrak $333,000 as a license fee in January 1997. The Company is obligated to pay quarterly royalty payments when sales commence and milestone payments of $333,000 each upon (i) obtaining regulatory approval in the first of the U.K., Germany, or France and (ii) achieving the first $1.0 million in net sales of the mail-in HIV testing system in the European Territory.

10)   Series A Preferred Stock

   In October 1996, the Company sold 5,500 shares of Series A Convertible Preferred stock, $.001 par value per share (the "Series A Preferred Stock") at $1,000 per share to various non-U.S. investors. The net proceeds of such sales of approximately $5.2 million were used to purchase a portion of the Orgenics and OIH shares. The holders of Series A Preferred Stock generally are entitled to receive cumulative dividends at the rate of six percent per year and their shares of Series A Preferred Stock are convertible into shares of the Company's Common Stock in five equal installments over a 120-day period beginning in December 1996. Shares of Series A Preferred Stock are convertible at a discount of 14.5% from the average closing bid price per share of the Company's Common Stock for the five trading days prior to their conversion, except that the maximum conversion price is $20 per share and the minimum is $8.75 per share, and the discount is reduced or eliminated if and to the extent that the conversion price would be less than $12.00. Any shares of Series A Preferred Stock not previously converted will automatically convert into shares of the Company's Common Stock in October 1998 at the closing bid price at the time. As of March 31, 1997, 2,500 shares of Series A Preferred Stock had been converted to 253,260 shares of Common Stock.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  Selfcare, Inc. (the "Company" or "Selfcare") is engaged in the development, manufacture, and marketing of self-test diagnostic products for the diabetes, women's health and infectious disease markets. The Company's existing and planned products are targeted at the two largest existing markets for self-care diagnostics, diabetes management and women's health, as well as the emerging market for self-tests for infectious diseases and agents, including human immunodeficiency viruses ("HIV"). An important part of the Company's business strategy is to enter into strategic alliances, joint ventures and licensing arrangements with third parties, primarily medical products companies, for the development, manufacture, and distribution of certain products. The Company is also pursuing a strategy of selective acquisitions of companies, assets and technologies which it believes will enhance its ability to deliver innovative diagnostic products to the marketplace at a low cost.

RESULTS OF OPERATIONS

  Net Revenues. Net revenues increased $6.6 million, or 268%, to $9.1 million in the quarter ended March 31, 1997 from $2.5 million for the three months ended March 31, 1996. Net product sales increased $6.4 million, or 265% to $8.8 million in the quarter ended March 31, 1997 from $2.4 million in the same quarter last year. The Company acquired a 57.1% interest in Orgenics Ltd. ("Orgenics") in October 1996 and purchased a line of nutritional supplements ("Nutritional Supplement Lines") from American Home Products ("AHP") in February 1997. The results for the three months ended March 31, 1997 included revenues of $2.7 million and $1.9 million for these businesses, respectively. Increased demand for the Company's pregnancy and ovulation prediction products accounted for $1.4 million of the increased sales from $1.5 million for the three months ended March 31, 1996 to $2.9 million for the three months ended March 31, 1997. The remaining increase of $170,000 was derived from the introduction of CarePlus
(TM), a contraception product consisting of condoms and spermicide inserts, in packaging designed to appeal to women. Approximately $280,000 of the revenues for the three months ended March 31, 1997 was attributable to the amortization of deferred revenue relating to certain development and capital grants relating to the Company's facility in Inverness, Scotland (the "Inverness Facility"). The Company did not have any revenue from grants for the three months ended March 31, 1996.

  Gross profit. Gross profit increased $3.4 million or 540% in the quarter ended March 31, 1997 to $4.0 million from $634,000 in the three months ended March 31, 1996. Gross profit as a percentage of net revenues increased to 45% of net revenues in the three months ended March 31, 1997 from 26% of net revenues in the same quarter last year. Gross profits from the recently acquired businesses added $2.7 million of the overall increase in gross profit. As a percentage of sales, the gross profits from sales of Orgenics and the Nutritional Supplement Lines were 63% and 47% respectively. Gross profit on pregnancy and ovulation prediction products was 35% for the three month periods ended March 31, 1996 and 1997. Gross profits for Cambridge Diagnostics Ltd. ("Cambridge Diagnostics") increased from 11% of sales in the three months ended March 31, 1996 to 16% of sales for the three months ended March 31, 1997. Cambridge Diagnostics primarily manufactures and sells HIV tests.

  Research and Development Expense. Research and development expense increased by $1.8 million or 145% to $3.1 million for the three months ended March 31, 1997 from $1.3 million for the three months ended March 31, 1996. The increase was primarily due to expenses incurred in connection with the development of the Company's electrochemical blood glucose monitoring system, and accelerated spending on research related to non-invasive blood glucose technologies. These research and development activities accounted for $1.5 million of the increase. In addition, the Company continues to allocate research and development resources to the areas of women's health products and infectious diseases, principally to those areas related to the detection of HIV. The Company expects to continue to spend significant amounts on research and development throughout 1997 and 1998.

  Selling, General, and Administrative Expense. Selling, general, and administrative expense increased $2.9 million or 154% to $4.8 million for the three months ended March 31, 1997 from $1.9 million for the three months ended March 31, 1996. The increase was primarily attributable to the acquisition of the above mentioned businesses. The selling, general and administrative costs of these businesses were $2.1 million. Additionally, the Company expanded marketing efforts of its pregnancy and ovulation prediction products in the United States and Europe, and hired additional staff to support the Company's operations. Selling, general, and administrative expense, as a percentage of net revenues, decreased during the three months ended March 31,1997 as compared to the same period in 1996. Selling, general, and administrative expense were 52% of net revenues for the three months ended March 31, 1997 compared to 76% for the three months ended March 31, 1996.

  Noncash Compensation Expense. Substantially all of the non-cash compensation expense for the three months ended March 31,1997 and 1996 related to certain stock options granted to certain employees of the Company. For the three months ended March 31, 1996 the non-cash compensation expense related to a stock option granted to the Company's Chief Executive Officer in August 1995 was $5.6 million. See Note 4 of "Notes to Consolidated Financial Statements")

  Interest and Other Income (Expense). For the three months ended March 31, 1997 the Company incurred $605,000 in interest expense. In 1995, the Company issued notes payable (the "Cambridge Diagnostics Notes") and common stock warrants (the "Cambridge Diagnostics Warrants") to individual investors for gross proceeds of $3,030,000. Of this amount, $3,000,000 relates to the Cambridge Diagnostics Notes, which bear interest at 10%. In October, 1996, the Company purchased 200,000 common shares of Enviromed, plc ("Enviromed") and agreed to purchase EN PLC Limited Partnership's ("EN PLC) holding of 7,961,386 common shares of Enviromed for a promissory note with a principal amount of approximately $3.8 million (the "EN PLC Note"). For the three months ended March 31, 1997, the Company incurred $75,000 of interest expense on the Cambridge Diagnostics Notes and $74,000 of interest expense on the note payable to EN PLC. In addition, the Acquisition Subsidiary incurred $266,000 of interest expense related to loans from Fleet National Bank ("Fleet"), and Orgenics incurred $168,000 of interest expense related to short and long-term bank debts. In the three months ended March 31, 1996, the Company recognized $8.1 million of non-cash interest expense relating to the Cambridge Diagnostics Warrants. The charge relates to the increase in the fair market value of the underlying common stock at March 31, 1996 as compared to the estimated fair market value at December 31, 1995. Interest income increased by $124,000 for the three months ended March 31, 1997 as compared to the same period last year, primarily due to larger cash balances. The Company's subsidiary in Inverness, Scotland accrued $28,000 for the three months ended March 31, 1997, representing a 6% dividend payable on its outstanding cumulative redeemable preference shares, as compared to $23,000 for the three months ended March 31, 1996.

  Minority Interest. The Company recorded $160,000, representing the minority shareholders' portion of the loss at Orgenics for the three months ended March 31, 1997. In addition, Orgenics recorded a minority interest in the net income of its Brazilian subsidiary in the amount of $46,000.

  Foreign Currency Transaction. Fluctuations in foreign currency did not significantly impact revenue performance measured in U.S. dollars for the three months ended March 31, 1997. Substantially all of the Company's foreign sales are paid in the functional currency of the selling entity. The Company recorded an unrealized loss of $719,000 related to foreign currency translation of intercompany balances.

  Net Loss. The net loss for the three months ended March 31, 1997 was approximately $4.9 million or ($0.74) per common and common equivalent share compared to $16.3 million or ($2.61) for the three months ended March 31, 1996. The three months ended March 31, 1997 included an unrealized loss on foreign currency translation of $719,000 which, if excluded, would have resulted in a net loss of approximately $4.2 million or ($0.63) per common and common equivalent share. The three months ended March 31, 1996 included a non-cash compensation charge of $5.6 million and a non-cash interest expense of $8.1 million which, if excluded, would have resulted in a net loss of approximately $2.6 million or ($0.42) per common and common equivalent share. The first quarter 1997 losses reflect increased spending on research and development as well as expansion of the Company's sales and marketing efforts and the hiring of additional staff to support the Company's operations.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has financed its operations primarily through the funds it has received in connection with its initial public offering, a follow-on public offering, funds received in connection with the LifeScan Alliance, private placements of debt and equity securities, bank loans and line of credit, capital lease obligations, cash from product sales and grants from government development agencies.

  In connection with the Company's initial public offering on August 6, 1996 (the "Initial Public Offering"), the Common Stock began trading on the American Stock Exchange ("AMEX"). The Company sold 1,495,000 shares and received net proceeds of approximately $10.4 million. In a subsequent public offering in March 1997 ("the March 1997 Offering"), the Company sold 1,800,000 shares of Common Stock and received net proceeds of approximately $16.2 million.

  In November 1995, in connection with the closing of an investment agreement between Johnson & Johnson Development Corporation ("JJDC") and the Company, Selfcare received an advance of $7.0 million from JJDC. The Company received an additional $6.7 million advance in May 1996 in connection with the Company's filing of a Section 510(k) Notification with respect to the prior version of the Company's proprietary electrochemical blood glucose monitoring system (the "New System") and the acceptance for the filing by the FDA on May 21, 1996 of such notification. In September 1996, the Company received FDA Clearance for the prior version of the New System. In conjunction with LifeScan, Inc., a subsidiary of Johnson & Johnson ("Lifescan) the Company subsequently undertook certain enhancements to the user interface features for the prior version of the New System. The underlying chemistry and function of the disposable strips of the New System, however, were not changed from those of the prior version of the New System. On October 22, 1996 the Company announced that it had entered into a distribution agreement with LifeScan, Inc. ("LifeScan") pursuant to which LifeScan will distribute the New System. In February 1997, the Company filed a
Section 510(k) Notification with the FDA with respect to the New System. The New System must receive FDA Clearance before sales of the product can commence in the United States. As contemplated by November 10, 1995 agreements between Selfcare and LifeScan, LifeScan paid Selfcare in October 1996 a $7.0 million success fee and JJDC converted its previous cash advances to Selfcare of approximately $13.7 million into 201,622 shares of Common Stock upon the consummation of the distribution agreement with the Company. In addition, JJDC will also receive, for no additional consideration, additional shares of Common Stock equal to 5% of all Common Stock issued by the Company pursuant to options and warrants that were outstanding as of November 10, 1995. The Company estimates that JJDC will ultimately receive approximately an additional 278,572 shares of Common Stock.

  The Company financed a portion of the acquisition of Cambridge Diagnostics in 1994 by utilizing a bank line of credit. In 1995, the Company paid the outstanding balance on the line of credit in full with a portion of the proceeds of the issuance of $3.0 million of the Cambridge Diagnostics Notes and the Cambridge Diagnostics Warrants to purchase Common Stock. In order for the Company to obtain approval for listing of the Common Stock on the AMEX in connection with the Initial Public Offering, the Company entered into agreements with holders of $2.75 million in principal amount of the Cambridge Diagnostics Notes. Pursuant to such agreements, the principal amount of the notes were to be automatically converted into shares of Common Stock if the Company's stockholders' equity as of November 30, 1996 were determined to be less than $4.0 million. The Company stockholders' equity as of such date was $14.9 million; as a result, the Company became obligated to repay such notes on or about December 31, 1996. On December 31, 1996, the Company entered into agreements with holders of substantially all of the Cambridge Diagnostics Notes pursuant to which such holders agreed to defer repayment of the principal amount of their notes until January 15, 1998. In consideration of this postponement, the Company agreed to issue warrants to purchase an aggregate of 54,090 shares of Common Stock to such holders.

  At March 31, 1997, the Company had cash and cash equivalents of $25.5 million, a $9.0 million increase from December 31, 1996. This was primarily due to the net proceeds of approximately $16.2 million from the March 1997 Offering. Cash used for operations in the three months ended March 31, 1997 was $4.8 million due largely to net losses of $4.9 million. Other uses of cash in operating activities included an increased funding of accounts receivable and inventory of $2.1 million and $265,000, respectively, reflecting the Company's increase in sales. Cash was provided for operations in part by an increase in accounts payable, accrued expenses, and other current liabilities of $2.6 million.

  In February 1997, the Company acquired from AHP the U.S. rights to the Nutritional Supplement Lines ("the Nutritional Supplement Lines Acquisition"). As consideration for the Nutritional Supplement Lines, a newly formed subsidiary ("the Acquisition Subsidiary") paid to AHP $30.0 million in cash and issued to AHP a $6.0 million promissory note ("the AHP Note"). The Company also paid approximately $1.0 million in costs associated with the Nutritional Supplement Lines Acquisition. In January 1997, Selfcare entered into an agreement with ChemTrak Incorporated ("ChemTrak") pursuant to which ChemTrak appointed Selfcare as its exclusive distributor in Europe, Scandinavia, and certain other countries formerly comprising the U.S.S.R., including Russia (the "European Territory") of ChemTrak's home collection and mail-in HIV testing system for which FDA approval is currently pending. In connection with the agreement, the Company purchased a license from ChemTrak for $333,000 in cash. The Company is obligated to pay quarterly royalty payments when sales commence and milestone payments of $333,000 each upon (i) obtaining regulatory approval in the first of the U.K., Germany, or France and (ii) achieving the first $1.0 million in net sales of the mail-in HIV testing system in the European Territory. During the three months ended March 31, 1997, the Company used $2.1 million to purchase property and equipment. Approximately $1.4 million of the purchased property and equipment was for the Inverness Facility.

  Financing activities provided approximately $46.6 million in the three months ended March 31, 1997. The most significant financing activities were the March 1997 Offering of 1,800,000 shares at $10.00 per share, from which the net proceeds after deducting offering costs were $16.2 million; the $25.0 million AHP Term Loan; and the $5.0 million AHP Bridge Loan.

  In October 1996, the Company acquired 57.1% direct and indirect equity interest in Orgenics. On March 6, 1997, the Company exercised its call options under certain option agreements with the stockholders of Orgenics and Orgenics International, as a result of which the Company will acquire a 100% equity interest in Orgenics. As consideration under the Option Agreements, the Company will pay approximately $8.2 million in cash and will issue 87,169 shares of Common Stock.

  In October 1996, the Company entered into the EN PLC Agreement pursuant to which the Company purchased 7,961,386 shares of Enviromed held by EN PLC for approximately $3.8 million. On January 1, 1997, the Company and EN PLC entered into an amendment to the EN PLC Agreement pursuant to which the Company agreed to issue two promissory notes, in principal amounts of approximately $2.8 million and $1.0 million, respectively, evidencing the purchase price under the EN PLC Agreement. Each note bears interest at the annual rate of the Bank of Boston prime rate plus 1.5 percent, payable quarterly over the two-year term of the note. The principal amount of the $1.0 million promissory note is payable in eight quarterly installments commencing in January 1997; the first four installments are $85,897 each and the second four installments are $171,794 each. Approximately $1.4 million of the principal amount of the $2.8 million promissory note is payable in January 1998, followed by three equal quarterly installments of the remaining principal. In consideration of the amendment, the Company agreed to issue to EN PLC a warrant to purchase 15,401 shares of Common Stock at an exercise price of $12.875 per share. The warrant is exercisable at any time prior to January 1, 2002. In addition, the Company loaned pound sterling 200,000 (approximately $327,000) to Enviromed during the three months ended March 31, 1997.

  On February 19, 1997, the Company completed the Nutritional Supplement Lines Acquisition, pursuant to which the Acquisition Subsidiary acquired the Nutritional Supplement Lines from AHP. As consideration for the Nutritional Supplement Lines, the Acquisition Subsidiary paid to AHP $30.0 million in cash and issued to AHP the AHP Note. The Company funded the cash portion of the purchase price with a credit facility (the "Acquisition Facility") consisting of a $25.0 million term loan (the "AHP Term Loan") and a $5.0 million bridge loan (the "AHP Bridge Loan").

  The AHP Note is due on the first anniversary of the Nutritional Supplement Lines Acquisition, and bears interest payable quarterly at the rate of 7.0% per annum. The AHP Term Loan has a five-year term, with quarterly amortization of principal at annual rates ranging from $3.0 million to $5.0 million, and a $6.25 million balloon payment at maturity. In addition to this amortization schedule, the Acquisition Subsidiary is required to make mandatory prepayments of the AHP Term Loan at the end of each fiscal year, in an amount equal to 50% of the excess of (i) its earnings before interest, taxes, depreciation and amortization ("EBITDA") for such fiscal year over (ii) principal payments on the AHP Term Loan, cash interest and tax expense, capital expenditures and any change in working capital. These prepayments would be applied in the inverse order of the established amortization schedule. The AHP Term Loan, at the Company's election, bears interest at an annual floating rate equal to either LIBOR plus two percent, or Fleet's Prime Rate. The AHP Bridge Loan is due June 3, 1997, and bears interest at an annual floating rate equal to LIBOR plus 3.5 percent or Fleet's Prime Rate plus 1.5 percent. Selfcare is required to maintain a minimum of $5.0 million in cash or liquid investments as collateral for the AHP Bridge Loan. If the AHP Bridge Loan has not been repaid or refinanced at maturity, Selfcare would have the option of extending the loan with cash pledged to collateralize a like amount. The Company may prepay the AHP Note and AHP Bridge Loan at any time. In connection with the Acquisition Facility, the Acquisition Subsidiary obtained a $5.0 million Credit Line from Fleet. The Credit Line bears interest at the annual floating rate of LIBOR plus 1.75 percent or Fleet's Prime Rate and matures in three years. Each LIBOR rate option must be exercised for a period between one month and 12 months and must cover a minimum of $1.0 million of the loan. The Acquisition Facility and the Credit Line are secured by a first priority lien on all the Acquisition Subsidiary's assets and are guaranteed by the Company, which guaranty is secured by a first priority lien on substantially all the Company's U.S. assets.

  The Acquisition Facility and the Credit Line impose certain financial covenants on the Acquisition Subsidiary, including (i) requirements to maintain certain minimum EBITDA levels of $2.3 million per quarter beginning with the quarter ending June 30, 1998 and $2.475 million per quarter beginning with the quarter ended June 30, 1999 and not to exceed certain ratios of total indebtedness to EBITDA, beginning with the quarter ended December 31, 1997, at which time the ratio of total indebtedness to EBITDA cannot exceed 3.75 to 1,
(ii) limits on capital expenditures of $250,000 per year, (iii) a requirement to maintain a ratio of EBITDA to fixed charges of not less than 1.25 for any quarter beginning with the quarter ending March 31, 1998, and (iv) a requirement of a positive net income for any quarter. The Acquisition Subsidiary has also agreed to restrictions on (x) acquisitions, mergers or joint ventures without Fleet's consent, (y) material asset sales and other payments, and (z) dividends and distributions. Further, the Company, as guarantor of the Acquisition Subsidiary's debt under the Acquisition Facility and the Credit Line, is subject to a limited number of covenants, none of which are financial maintenance covenants, including a requirement to provide Fleet with periodic financial statements and other information and a prohibition on the Company having other liens on its U.S. assets. The Company also will be limited in its ability to receive dividends and distributions from the Acquisition Subsidiary. In addition, an event of default shall be deemed to have occurred under the Acquisition Facility and the Credit Line if any three of Ron Zwanziger, Kenneth
D. Legg, Richard A. Pinkowitz, Anthony H. Hall and Gary E. Long cease to be employed by the Company or the Acquisition Subsidiary in positions comparable to their current positions. Messrs. Zwanziger, Legg, Pinkowitz and Hall are officers of the Company. Mr. Long joined the Company in February 1997 and has the responsibility for the operation of the Nutritional Supplement Lines business. In addition, the Acquisition Subsidiary was required, at the time of the closing of the Acquisition Facility, to have a proforma capital base of at least $9.5 million. This requirement was satisfied through a combination of (i) the Company's obligations under the AHP Note, (ii) a $2.0 million subordinated loan by the Company to the Acquisition Subsidiary and (iii) the Company's capital contribution of approximately $1.5 million to be used to pay expenses incurred in connection with the completion of the Nutritional Supplement Lines Acquisition. The Company and the Acquisition Subsidiary have paid fees and expenses totaling approximately $1.3 million in connection with the Acquisition Facility and the Credit Facility. As of the date hereof, the Acquisition Subsidiary has not drawn down on the Credit Line.

  The Company intends to invest substantially in development, property and equipment at the Inverness Facility so that it can manufacture glucose strips for the diabetes market in connection with the LifeScan Alliance and the Company's supply agreement with A. Menarini Industrie Farmaceutical Riunite S.r.L. The Company believes that funds received to date in connection with the LifeScan Alliance, the net proceeds from the public offerings, and funds available under the loans from Fleet will be sufficient to provide adequate working capital and funds necessary for anticipated capital expenditures through December 31, 1997. The Company currently plans to continue its research and development of new technologies and pursue the acquisition of new products and technologies, whether through licensing arrangements, business acquisitions, or otherwise. The Company anticipates that it will be required to raise substantial additional funds for such projects or strategies. There can be no assurance that any such additional capital will be available on terms acceptable to the Company, or at all.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

  This Form 10-QSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Factors that might cause such a difference include those discussed below, as well as those factors set forth under "Risk Factors" beginning on page 8 of the Company's registration statement on Form SB-2 filed with the Securities and Exchange Commission on January 16, 1997, as amended.

  The Company's future results of operations depend to a substantial degree on the LifeScan Alliance and on LifeScan's ability to market and sell the Company's proprietary electrochemical blood glucose monitoring system. There can be no assurance that the LifeScan Alliance will be profitable for the Company.

  As part of the Company's plans for maintaining and expanding sales of the Nutritional Supplement Lines, the Company expects to incur substantial marketing and promotional expenses and allowances in 1997 and thereafter. There can be no assurance that these expenditures and allowances will allow the Company to increase or maintain the existing revenue levels from the Nutritional Supplement Lines. The Company's product focus to date has been on diagnostic tests of various kinds and the Company has not previously marketed nutritional supplements, nor has the Company conducted a national advertising campaign of the scope or magnitude of that which it plans for the Nutritional Supplement Lines.

  The Company is currently experiencing a period of rapid growth and expansion, which is expected to accelerate further upon the consummation of the Nutrional Supplement Lines Acquisition. This growth and expansion has placed, and could continue to place, a significant strain on the Company's management, customer service and support, operations, sales and administrative personnel and other resources. In order to serve the needs of its existing and future customers, the Company has increased and will continue to increase its workforce, which requires the Company to attract, train, motivate and manage qualified employees. The Company's ability to manage its planned growth depends upon the Company's success in continuing to expand its operating, management, information and financial systems, which may significantly increase its operating expenses. If the Company fails to achieve its growth as planned or is unsuccessful in managing its anticipated growth, there could be a material adverse effect on the Company.

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

  The medical products industry, including the diagnostic testing industry, places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes, and the Company's.

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

  The Company will be subject to risks normally associated with debt financing, including the risk that the Company's cash flow will be insufficient to meet required payments of principal and interest. As of March 31, 1997, the Company had $45.9 million of outstanding debt, including the AHP Term Loan which was used to pay part of the cash portion of the consideration payable to AHP under the terms of the Nutritional Supplement Lines Acquisition. This outstanding indebtedness, together with restrictions in the Company's financing instruments, may limit the Company's ability to obtain additional debt financing in the future and to respond to changing business and economic conditions and could adversely affect its ability to effect its business strategies. In addition, because certain of the Company's debt, including the AHP Term Loan, bears interest at floating rates, an increase in interest rates could adversely affect the Company's ability to meet its debt service obligations.

  The Company currently anticipates that its existing capital resources together with funds expected to be generated from operations, will be adequate to satisfy its capital requirements through December 31, 1997. No assurance can be given that additional financing will be available, or, if available, that it will be available on acceptable terms. If additional funds are raised by issuing equity securities, further dilution to then existing stockholders will result. If adequate funds are not available, the Company may be required to significantly curtail one or more of its research and development programs, or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies or products which the Company would otherwise pursue on its own.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The Company is currently a party to or affected by litigation in several matters which are described in the Company's 1996 Report on Form 10-KSB/A (see Item 3, "Legal Proceedings"), and in a Registration Statement dated March 7, 1997, filed by the Company with the Securities and Exchange Commission on Form SB-2 (see "Risks related to certain Licensing Arrangements" and "Legal Proceedings").

         There is ongoing litigation in connection with certain patent and proprietary rights related to HIV Technology owned by Institut Pasteur (the "Pasteur HIV Technologies"), which has been licensed by Pasteur Sanofi Diagnostics to Cambridge Biotech Corporation ("Cambridge Biotech") and in which the Company derives an economic interest through the sale of products incorporating the Pasteur HIV Technologies by a company known as Cambridge Affiliate, which is 51% owned by bioMerieux Vitek, Inc. (which has purchased the interest of Cambridge Biotech) and 49% owned by the Company. In April 1997, Pasteur Sanofi Diagnostics filed a petition for certiorari, asking the United States Supreme Court to review the decision of a three judge panel of the Circuit Court of Appeals for the First Circuit, that Cambridge Biotech was entitled to assume its license agreements with Pasteur Sanofi Diagnostics. If the Supreme Court grants certiorari and decides in favor of Pasteur Sanofi Diagnostics, there is a risk that Cambridge Affiliate would no longer be able to sell products incorporating the HIV Technologies.

         In a separate matter, there are no new developments in the appeal to the United States District Court for the District of Massachusetts by Institut Pasteur and Genetic Systems Corporation, of the ruling by the United States Bankruptcy Court for the District of Massachusetts (Western District) that Cambridge Biotech may sell products incorporating the Pasteur HIV Technologies in the United States.

         In connection with the dispute between the Company and Enviromed, plc ("Enviromed"), on March 11, 1997, Enviromed and the Company filed a stipulation of dismissal without prejudice of all the claims and counterclaims in the case, and the case has been dismissed without prejudice.

  Trinity Biotech plc ("Trinity") and Eastcourt Limited ("Eastcourt") have filed
Schedule 13Ds with the Securities and Exchange Commission (the "Commission") stating that Enviromed sold the Company's Common Stock held of record by Enviromed to Flambelle Limited ("Flambelle"), a wholly-owned subsidiary of Trinity, and Eastcourt, an entity owned 50% each by Enviromed and Flambelle, on August 28, 1996. On November 1, 1996, Enviromed announced that it had disposed of its holding of shares of Eastcourt to Flambelle for consideration of $1.25 million. In December 1996, Eastcourt filed a Schedule 13D/A and Trinity and Flambelle filed a joint Schedule 13D with the Commission.

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

  On January 17, 1997, at a meeting of the shareholders of Enviromed called at the request of Selfcare, the shareholders of Enviromed voted to remove the existing Board of Directors of Enviromed and to elect as directors four individuals nominated by Selfcare: Mr. Zwanziger, Mr. Anthony H. Hall (Selfcare's Chief Financial Officer), Dr. Paul Winson, and Mr. Clifford Passmore. Dr. Winson is serving as the Managing Director of Enviromed; Messrs. Zwanziger, Hall and Passmore are serving as non-executive directors. Neither Dr. Winson nor Mr. Passmore is affiliated with Selfcare. Selfcare has provided pound sterling200,000 (approximately $327,000) in secured loans and pound sterling100,000 (approximately $160,000) in unsecured loans to Enviromed and has indicated that it will provide Enviromed with an additional loan of pound sterling50,000 (approximately $80,000) if needed.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.             Exhibits:


                 Exhibit Number     Title
                     10.1           Asset Purchase Agreement dated as of January
                                    14, 1997, by and between American Home
                                    Products Corporation, American Cyanamid
                                    Company, A.H. Robins Company, Incorporated
                                    and Selfcare, Inc. and Selfcare Acquisition
                                    Corp. with certain exhibits (incorporated by
                                    reference to Exhibit 10.53 to the Company's
                                    registration statement on Form SB-2, No.
                                    333- 19911).

                     10.2 Agreement between EN PLC Limited Partnership and Selfcare, Inc. dated October 17, 1996, together with an amendment thereto dated as of January 1, 1997 (incorporated by reference to Exhibit 10.54 to the Company's registration statement on Form SB-2, No.
                                    333-19911).

                     10.3           Credit Agreement dated as of February 19,
                                    1997, by and among Selfcare, Inc., Selfcare
                                    Acquisition Corp., the lenders from time to time parties thereto and Fleet National
                                    Bank, as agent (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed with the Commission on March 5, 1997).

                     27             Financial Data Schedule

b.             Reports on Form 8-K:

         A current report on Form 8-K was filed by the Company on March 5, 1997, in connection with the acquisition by the Company of the Nutritional Supplement Lines from American Home Products Corporation and was subsequently amended by a Form 8-K/A filed on May 5, 1997.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    SELFCARE, INC.

Date: May 14, 1997                                  /s/ Anthony H. Hall
                                                    -------------------
                                                    Anthony H. Hall,
                                                    Chief Financial Officer