Form 10QSB
period 1997-06-30
SELFCARE INC
filed 1997-08-13
CIK 915901

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1997

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

     The number of shares outstanding of the registrant's Common Stock as of
                          July 28, 1997 was 8,422,111.

    Transitional Small Business Disclosure Format (check one):

                                 Yes     No X
                                    ---    ---

                                 SELFCARE, INC.

                                   FORM 10-QSB

                  For the Quarterly Period Ended June 30, 1997


    This Form 10-QSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Operating Results" on page 14 of this Form 10-QSB.


                                TABLE OF CONTENTS

                                                                                               PAGE
                                                                                               ----
PART I. FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements:

               a)   Consolidated Statement of Operations for the three months
                    ended June 30, 1997 and 1996 and the six months ended June
                    30, 1997 and 1996.                                                            1

               b)   Consolidated Balance Sheets as of June 30, 1997 and December
                    31, 1996                                                                      2

               c)   Consolidated Statements of Cash Flows for the six months
                    ended June 30, 1997 and 1996                                                  3

               d)   Notes to Consolidated Financial Statements                                    4


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations   11



PART II. OTHER INFORMATION


Item 1.  Legal Proceedings                                                                       16

Item 4.  Submission of Matters to a Vote of Security Holders                                     16

Item 5.  Other Information                                                                       17

Item 6.  Exhibits and Reports on Form 8-K                                                        18


SIGNATURES                                                                                       19

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS




                         SELFCARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (UNAUDITED)

                                              THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                             ----------------------------    ----------------------------
                                                  1997            1996           1997            1996
                                             ------------    ------------    ------------    ------------
Net product sales                            $ 12,338,237    $  2,410,982    $ 21,095,418    $  4,811,874
Grants and other revenue                          338,147         417,145         675,573         485,654
                                             ------------    ------------    ------------    ------------
Net revenues                                   12,676,384       2,828,127      21,770,991       5,297,528
Cost of sales                                   6,024,885       1,769,140      11,061,863       3,604,637
                                             ------------    ------------    ------------    ------------
    Gross profit                                6,651,499       1,058,987      10,709,128       1,692,891
Operating Expenses:
Research and development                        4,303,646       1,275,903       7,378,839       2,530,729
Charge for in-process research and
  development (Note 4)                          1,278,200              --       1,278,200              --
Selling, general and administrative             5,939,926       1,920,523      10,701,384       3,795,245
Noncash compensation charge (Note 4)               37,629      (2,297,258)         75,258       3,365,483
                                             ------------    ------------    ------------    ------------
    Total operating expenses                   11,559,401         899,168      19,433,681       9,691,457
                                             ------------    ------------    ------------    ------------
Operating income (loss)                        (4,907,902)        159,819      (8,724,553)     (7,998,566)
                                             ------------    ------------    ------------    ------------
Interest expense, including noncash
  interest (expense) and reversal thereof
     relating to issuance of warrants          (1,124,209)      2,465,182      (1,729,641)     (5,688,549)
     (Note 4)
Interest income                                   262,039         104,697         405,014         123,466
Unrealized gain (loss) on foreign currency
     translation                                    2,366              --        (716,601)             --
Other expense                                      (7,983)             --         (35,384)             --
                                             ------------    ------------    ------------    ------------
Income (loss) before dividends and
     accretion on preferred stock of a
     subsidiary                                (5,775,689)      2,729,698     (10,801,165)    (13,563,649)
Minority interest in subsidiaries' income         (29,120)             --         130,420              --
Dividends and accretion on mandatorily
   redeemable preferred stock of
   a subsidiary                                   (28,810)        (23,124)        (56,989)        (46,101)
                                             ------------    ------------    ------------    ------------
    Net income (loss)                        $ (5,833,619)   $  2,706,574    $(10,727,734)   $(13,609,750
                                             ============    ============    ============    ============
Net income (loss) per common and
  common equivalent share                    $      (0.71)   $       0.44    $      (1.45)   $      (2.22)
                                             ============    ============    ============    ============
Weighted average number of common
  and common equivalent shares outstanding      8,233,655       6,170,258       7,416,996       6,142,727
                                             ============    ============    ============    ============


        The accompanying notes are an integral part of these consolidated financial statements

                         SELFCARE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                    JUNE 30,      DECEMBER 31,
                                                                      1997            1996
                                                                  ------------    ------------
       ASSETS

       CURRENT ASSETS:
         Cash and cash equivalents                                $ 16,150,287    $ 16,458,654
         Accounts receivable, net of allowance for doubtful
            accounts of  $743,000 in 1997 and $316,000 in 1996       6,880,773       5,478,814
         Inventories (Note 3)                                        4,857,920       2,266,234
         Prepaid expenses and other current assets                   1,977,856       1,034,260
                                                                  ------------    ------------
                 Total current assets                               29,866,836      25,237,962
       PROPERTY AND EQUIPMENT, NET                                  10,240,202       7,858,885
       INVESTMENTS IN AFFILIATED COMPANIES                           3,732,609       3,732,609
       TRADEMARKS, NET                                              21,404,323              --
       GOODWILL AND OTHER INTANGIBLE ASSETS, NET                    23,089,257       3,741,171
       OTHER ASSETS                                                  2,658,877         518,825
                                                                  ------------    ------------
                 Total assets                                     $ 90,992,104    $ 41,089,452
                                                                  ============    ============

       LIABILITIES AND STOCKHOLDERS' EQUITY
       CURRENT LIABILITIES:
           Short-term bank debt                                   $  6,989,796    $  1,337,000
           Notes payable                                             8,975,000              --
           Accounts payable                                          7,659,756       4,991,543
           Accrued expenses and other current liabilities            7,933,437       5,826,952
           Current portion of long-term debt                         4,640,988       1,599,851
           Current portion of deferred revenue                       2,041,869       1,619,152
                                                                  ------------    ------------
                 Total current liabilities                          38,240,846      15,374,498

       LONG-TERM LIABILITIES:
           Deferred revenue, net of current portion                  3,567,697       4,786,347
           Long-term debt, net of current portion                   28,487,499       5,895,701
                                                                  ------------    ------------
                 Total long-term liabilities                        32,055,196      10,682,048
       COMMITMENTS AND CONTINGENCIES (NOTES 6, 7, 8, 9, and 11)

       MINORITY INTEREST IN SUBSIDIARIES                               751,413       1,199,684
                                                                  ------------    ------------
       MANDATORILY REDEEMABLE PREFERRED STOCK OF SUBSIDIARY          1,810,917       1,753,928
                                                                  ------------    ------------

       STOCKHOLDERS' EQUITY:
           Preferred stock
             Authorized - 5,000,000 shares
             Issued and outstanding - 400 in 1997 and 5,200                 --               5
               in 1996
           Common stock, $.001 par value -
             Authorized - 40,000,000 shares
             Issued and outstanding - 8,414,995 and 5,975,263
               shares in 1997 and 1996 respectively                      8,415           5,975
           Additional paid-in capital                               72,007,682      55,233,847
           Deferred compensation                                       (13,727)             --
           Less-Treasury stock, at cost, 15,600 shares in 1997         (15,200)        (15,200)
             and 1996
           Accumulated deficit                                     (54,139,408)    (43,318,898)
           Cumulative translation adjustment                           285,970         173,565
                                                                  ------------    ------------
                 Total stockholders' equity                         18,133,732      12,079,294
                                                                  ------------    ------------
                 Total liabilities and stockholders' equity       $ 90,992,104    $ 41,089,452
                                                                  ============    ============


        The accompanying notes are an integral part of these consolidated financial statements

                         SELFCARE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         SIX MONTHS ENDED JUNE 30,
                                                                                           1997             1996
                                                                                        ------------    ------------
      Cash Flows From Operating Activities:
          Net loss                                                                      $(10,727,734)   $(13,609,750)
          Adjustments to reconcile net loss to net cash used in operating activities:
            Dividends and accretion on preferred stock of a subsidiary                        56,989          45,825
            Noncash interest expense related to issuance of warrants                              --       5,525,821
            Compensation expense related to issuance of common stock options                  13,726         125,483
            Compensation expense related to common stock options issued to the
              Company's chief executive officer                                                   --       3,240,000
            Noncash in process research and development expense                            1,278,200              --
            Amortization of deferred revenue                                                (699,639)       (335,556)
            Depreciation and amortization                                                  2,213,396         402,329
            Minority interest in subsidiaries' income                                       (155,521)             --
            Changes in assets and liabilities:
              Accounts receivable                                                         (1,748,335)       (318,568)
              Inventory                                                                   (2,549,990)       (390,142)
              Prepaid and other current assets                                              (739,445)       (744,508)
              Accounts payable                                                             3,063,754         587,040
              Accrued expenses and other current liabilities                               2,398,665         287,351
                                                                                        ------------    ------------
                  Net cash used in operating activities                                   (7,595,934)     (5,184,675)
                                                                                        ------------    ------------

      Cash Flows From Investing Activities:
          Purchases of property and equipment                                             (3,575,275)     (1,022,886)
          Cash paid for purchase of nutritional supplement brands                        (37,067,579)             --
          Cash paid for license from ChemTrak                                               (333,000)             --
          Cash paid for investment in Orgenics Ltd.                                       (6,939,613)
          (Increase) decrease in other assets                                                (57,072)       (325,007)
                                                                                        ------------    ------------
                  Net cash used in investing activities                                  (47,972,539)     (1,347,893)
                                                                                        ------------    ------------

      Cash Flows From Financing Activities:
          Net proceeds from issuance of common stock                                      16,656,041              --
          Net proceeds from issuance of notes payable                                     13,440,543       6,693,548
          Repayments of notes payable                                                       (238,113)             --
          Net proceeds from borrowing under short-term bank debt                           5,437,074              --
          Net proceeds from borrowing under long-term bank debt                           25,421,350              --
          Repayments of long-term debt                                                      (220,426)             --
          Repayment of short-term debt                                                    (5,000,000)             --
          Cash loaned to Enviromed plc                                                      (572,105)             --
          Proceeds from receipt of capital grant                                                  --         286,525
          Net repayment of line of credit                                                         --         (31,638)
          Capital lease                                                                           --          11,712
                                                                                        ------------    ------------
                Net cash provided by financing activities                                 54,924,364       6,960,147
                                                                                        ------------    ------------

      Foreign Exchange Effect on Cash and Cash Equivalents                                   335,742         (33,187)
      Net Increase (Decrease) in Cash and Cash Equivalents                                  (308,367)        394,392
      Cash and Cash Equivalents, beginning of year                                        16,458,654       7,394,750
                                                                                        ------------    ------------
      Cash and Cash Equivalents, end of period                                          $ 16,150,287    $  7,789,142
                                                                                        ============    ============

      Supplemental Disclosures of Cash Flow Information:
          Cash paid for -
             Interest                                                                   $  1,390,905    $    158,975
             Income taxes                                                               $      5,000    $     10,111


        The accompanying notes are an integral part of these consolidated financial statements

                         SELFCARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)   Basis of Presentation of Financial Information

    The accompanying consolidated financial statements of Selfcare, Inc. and its subsidiaries (the "Company" or "Selfcare") are condensed and unaudited. In the opinion of management, the unaudited, condensed, consolidated financial statements contain all adjustments considered normal and recurring necessary for their fair presentation. Interim results are not necessarily indicative of results to be expected for the year. These interim financial statements have been prepared in accordance with the instructions for Form 10-QSB and therefore do not include all information and footnotes necessary for a complete presentation of operations, financial position, and cash flows of the Company, in conformity with generally accepted accounting principles. The Company filed audited consolidated financial statements which included information and footnotes necessary for such presentation for the year ended December 31, 1996 on Form 10-KSB/A. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the period ended December 31, 1996 included on Form 10-KSB/A filed with the Securities and Exchange Commission.

    Net loss per common and common equivalent share is based on the weighted average number of shares of Common Stock and Common Stock equivalents outstanding during the period. Common Stock equivalents (certain stock options, warrants and convertible preferred stock) for all periods have not been included, as their inclusion would be antidilutive. The Financial Accounting Standards Board has released Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share", which the Company will adopt for the year ended December 31, 1997. The Company does not expect the adoption of SFAS No. 128 to have a material affect on the Company's reported earnings per share.

2)   Cash and Cash Equivalents

    The Company considers all highly liquid cash investments with maturities of three months or less at the date of acquisition to be cash equivalents. At June 30, 1997, the Company's cash equivalents consisted of repurchase agreements and money market funds. The Company follows the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities"; all of the Company's cash equivalents are classified as held to maturity and carried at amortized cost.

3)   Inventory

     Inventory is comprised of the following:

                                        JUNE 30, 1997     DECEMBER 31, 1996

            Raw materials                  $2,733,510            $1,363,168
            Work in-process                   191,457               272,466
            Finished goods                  1,932,953               630,600
                                           ----------            ----------
                                           $4,857,920            $2,266,234
                                           ==========            ==========

4)   Non recurring, non-cash expenses

               The company recognized expense of $1,278,200 for in-process research and development related to the acquisition of Orgencis, Ltd. ("Orgenics acqusition") (see Note 7). The allocation of a portion of the purchase price to in-process research and development represents the applicable pro-rata portion of its appraised value of $7,700,000. There were no charges related to the acquisition in the three or six months periods ended June 30, 1996. Upon completion of the acquisition, the Company anticipates it will allocate an additional $2,024,800 to in-process research and development.

        On August 15, 1995, the Company entered into a stock option agreement (the "Agreement") with the Chief Executive Officer ("CEO") of the Company. Under the Agreement, the CEO received an option to acquire 520,000 shares of the Company's Common Stock. The option vested and became exercisable upon the completion of the Company's initial public offering on August 9, 1996. The exercise price of the option is $2.27 per share of Common Stock. Non-cash compensation expense for the three and six month periods ended June 30, 1996 were related to this option. In the quarter ended June 30, 1996, the Company reversed charges in the amount of $2,360,000 related to the aforementioned stock option due to a reduction in the fair market value of the related equity as compared to the estimated fair market value at March 31, 1996. For the six months ended June 30, 1996, the net non-cash compensation expense related to this stock option was $3,240,000. There were no charges related to the Agreement in the three or six months periods ended June 30, 1997.

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

In December 1996, the Company entered into agreements with substantially all the principal noteholders of the Cambridge Diagnostics Notes, pursuant to which such holders agreed to defer repayment of the principal amount of their notes until January 15, 1998 and to cancel the Cambridge Diagnostics Warrants and in turn the Company effectively fixed the ultimate number of shares of the Company's Common Stock to be issued at 1,142,635, of which 314,222 will be exercisable by certain directors and officers of the Company; 990,050 of the shares of Common Stock will be issued for no additional consideration upon the earlier of January 15, 2000 or the date on which a change in control of the Company occurs. As consideration for the foregoing, the Company agreed to issue five-year warrants to purchase an aggregate of 54,090 shares of Common Stock that are fully exercisable at an exercise price of $12.875 (fair market value as of grant dated) to such holders, of which 14,999 will be exercisable by certain directors and officers of the Company. In the three months ended June 30, 1996, the Company reversed $2.6 million of non-cash interest expense relating to the Cambridge Diagnostics Warrants. The reversal relates to the reduction in the fair market value of the related equity as compared to the estimated fair market value at March 31, 1996. For the six months ended June 30, 1996, the net non-cash interest expense relating to the aforementioned warrants was $5.5 million. There were no charges for the three and six months ended June 30, 1997 since the number of shares to be issued was fixed.

5)  Public Offerings of Common Stock

    In connection with the Company's initial public offering, on August 6, 1996, the Common Stock began trading on the AMEX. The Company sold 1,495,000 shares and received net proceeds of approximately $10.4 million.

    In March, 1997, the Company sold 1,800,000 shares of Common Stock in a public offering (the "March 1997 Offering"). The total net proceeds from the March 1997 Offering were approximately $16.2 million.

6)  Nutritional Supplement Lines Acquisition

On February 19, 1997, a newly-formed subsidiary of the Company (the "Acquisition Subsidiary") acquired the U.S. rights to several nutritional supplement product lines (the "Nutritional Supplement Lines" and the "Nutritional Supplement Lines Acquisition") from American Home Products ("AHP"). As consideration for the Nutritional Supplement Lines, the Acquisition Subsidiary paid to AHP $30.0 million in cash and the Company issued to AHP a $6.0 million promissory note (the "AHP Note"). The total cost of approximately $37.1 million, including acquisition expenses, was allocated to trademarks ($21.6 million) and goodwill ($15.5 million), each of which will be amortized over their useful lives of 25 years. The Company funded the cash portion of the purchase price with a credit facility (the "Acquisition Facility") consisting of a $25.0 million term loan (the "AHP Term Loan") and a $5.0 million bridge loan (the "AHP Bridge Loan") made to the Acquisition Subsidiary by Fleet National Bank ("Fleet"). The AHP Bridge Loan was repaid June 4, 1997. The AHP Note is due on February 19, 1998, the first anniversary of the Nutritional Supplement Lines Acquisition, and bears interest payable quarterly at the rate of 7.0% per annum.

    The AHP Term Loan has a five-year term, with quarterly amortization of principal at annual rates ranging from $3.0 million to $5.0 million, and a $6.25 million balloon payment at maturity. In addition to this amortization schedule, the Acquisition Subsidiary is required to make mandatory prepayments of the AHP Term Loan at the end of each fiscal year, in an amount equal to 50% of the excess of (i) its earnings before interest, taxes, depreciation and amortization ("EBITDA") for such fiscal year over (ii) principal payments on the AHP Term Loan, cash interest and tax expense, capital expenditures and any change in working capital. These prepayments would be applied in the inverse order of the established amortization schedule. The AHP Term Loan, at the Company's election, bears interest at an annual floating rate equal to either LIBOR plus two percent, or Fleet's Prime Rate. The Company may prepay the AHP Note at any time.

    In connection with the Acquisition Facility, the Acquisition Subsidiary obtained from Fleet a $5.0 million revolving credit line (the "Credit Line"). The Credit Line, at the Company's election, bears interest at an annual floating rate equal to LIBOR plus 1.75 percent or Fleet's Prime Rate and matures in three years. The Company has a limited number of LIBOR rate options for the AHP Term Loan, the AHP Bridge Loan, and the Credit Line. Each LIBOR rate option must be exercised for a period between one month and 12 months and must cover a minimum of $1.0 million of the loan. The Acquisition Facility and the Credit Line are secured by a first priority lien on all the Acquisition Subsidiary's assets and are guaranteed by the Company, which guaranty is secured by a first priority lien on substantially all the Company's U.S. assets.

    The Acquisition Facility and the Credit Line impose certain financial covenants on the Acquisition Subsidiary, including (i) requirements to maintain certain minimum EBITDA levels of $2.3 million per quarter beginning with the quarter ending June 30, 1998 and $2.475 million per quarter beginning with the quarter ended June 30, 1999 and not to exceed certain ratios of total indebtedness to EBITDA, beginning with the quarter ended December 31, 1997, at which time the ratio of total indebtedness to EBITDA cannot exceed 3.75 to 1,
(ii) limits on capital expenditures of $250,000 per year, (iii) a requirement to maintain a ratio of EBITDA to fixed charges of not less than 1.25 for any quarter beginning with the quarter ending March 31, 1998, and (iv) a requirement of a positive net income for every quarter. The Acquisition Subsidiary has also agreed to restrictions on (x) acquisitions, mergers or joint ventures without Fleet's consent, (y) material asset sales and other payments, and (z) dividends and distributions. Further, the Company, as guarantor of the Acquisition Subsidiary's debt under the Acquisition Facility and the Credit Line, is subject to a limited number of covenants, none of which are financial maintenance covenants, including a requirement to provide Fleet with periodic financial statements and other information and a prohibition on the Company having other liens on its U.S. assets. The Company also will be limited in its ability to receive dividends and distributions from the Acquisition Subsidiary. In addition, an event of default shall be deemed to have occurred under the Acquisition Facility and the Credit Line if any three of Ron Zwanziger, Kenneth
D. Legg, Richard A. Pinkowitz, Anthony H. Hall and Gary E. Long cease to be employed by the Company or the Acquisition Subsidiary in positions comparable to their current positions. Messrs. Zwanziger, Legg, Pinkowitz, and Hall are officers of the Company. Mr. Long joined the Company in February 1997 and has the responsibility for the operation of the Nutritional Supplement Lines business. In addition, the Acquisition Subsidiary was required, at the time of the closing of the Acquisition Facility, to have a proforma capital base of at least $9.5 million. The Company and the Acquisition Subsidiary have paid fees and expenses totaling approximately $1.4 million in connection with the Acquisition Facility and the Credit Facility. As of the date hereof, the Acquisition Subsidiary has not drawn down on the Credit Line.

7)   Acquisition of Orgenics

    On December 23, 1995, the Company and Orgenics Ltd. ("Orgenics") entered into an Investment and Loan Agreement whereby the Company purchased a $1,000,000, 18-month, unsecured, interest-bearing debenture that is convertible into redeemable preferred shares of Orgenics (the "Debenture"). Concurrent with the issuance of the Debenture, the Company provided guaranties (in the form of letters of credit) of $200,000 on the debt of Orgenics' French subsidiary to two French banks, which is included as restricted cash in other assets in the accompanying consolidated balance sheet. In October 1996, the Company exercised its right to convert the Debenture (see below).

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

Accordingly, the Company was entitled to all of the Orgenics shares upon conversion of the Debenture.

         The Company also entered into option purchase agreements (the "Option Agreements") with all of the individual stockholders of Orgenics and Orgenics International Holdings B.V. ("Orgenics International"), a Dutch holding company whose only material asset is its investment in Orgenics. Each Option Agreement provided a put option on the part of the stockholders to sell to the Company and a call option on the part of the Company to purchase from the stockholders (the "Optionees").

    In October 1996, the Company acquired a 57.1% direct and indirect equity interest in Orgenics as a result of the conversion of the Debenture and payment of approximately $7.0 million in cash for the purchases of outstanding shares of Orgenics and Orgenics International. In addition, the Company granted options to purchase 85,800 shares of its Common Stock having an aggregate exercise price of $1,056,000 on the date of grant, and incurred direct acquisition costs of approximately $100,000. On March 6, 1997, the Company exercised its call options and as a result will acquire a 100% equity interest in Orgenics. The Company is required to pay for each share of Orgenics acquired pursuant to the Option Agreements consideration equal to 1.75 times Orgenics' gross revenues per share (on a fully diluted basis as of the exercise date, giving effect to the conversion of the Debenture) during the most recent four fiscal quarters immediately preceding the date of exercise. The shareholders of Orgenics and Orgenics International were entitled to elect consideration in (i) cash, (ii) shares of Selfcare, Inc. Common Stock, or (iii) 50% of each. The Company has issued promissory notes for 25% of the consideration due to the shareholders of Orgenics and Orgenics International that chose to receive all cash consideration. The promissory notes are due November 6, 1997 and bear interest at the rate per annum equal to the prime rate plus three percent. The shares of Orgenics are held in escrow until the promissory notes have been paid. The shares of Orgencis International transfer to the Company at the time the cash for 75% of the consideration is paid and the promissory note is issued. During the three months ended June 30, 1997, the Company paid cash of $4.9 million, issued 39,800 shares of Selfcare, Inc., and issued promissory notes totaling $1.6 million. As a result, at June 30, 1997, the Company owned a 73.7% direct and indirect equity interest in Orgenics. In addition to the promissory notes already issued, the Company is obligated to pay additional consideration totaling approximately $1.5 million in cash, plus interest and will issue another 51,853 shares of Common Stock for substantially all of the remaining shares in Orgenics and Orgenics International pursuant to the exercise of the Option Agreements.

    The aggregate purchase price of the Company's 73.7% direct and indirect interest in Orgenics of approximately $16,017,000 was allocated based on the relative fair values of the assets acquired as follows:

      Current assets ......................................           4,391,000
      Property, equipment and other assets ................           2,127,000
      Liabilities assumed .................................          (4,626,000)
      In-process research and development .................           5,675,000
      Goodwill ............................................           8,450,000
                                                                   ------------
                                                                   $ 16,017,000
                                                                   ============


    The allocation of a portion of the purchase price to in-process research and development represents the applicable pro-rata portion of its appraised value of $7,700,000. Upon completion of the Orgenics acquisition, the Company anticipates that of the remaining purchase price of $2.1 million, it will allocate an additional $2,024,800 to in-process research and development and the remainder to goodwill.

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

8)   Investment in Enviromed

    In October, 1996, the Company purchased 200,000 common shares of Enviromed, plc ("Enviromed") and agreed to purchase EN PLC Limited Partnership's ("EN PLC) holding of 7,961,386 common shares of Enviromed for a promissory note with a principal amount of approximately $3.8 million (the "EN PLC Note"). In November, 1996 the Company purchased an additional 100,000 common shares of Enviromed. Effective as of January 1, 1997, the Company and EN PLC entered into an amendment to the agreement ("EN PLC Agreement") with EN PLC pursuant to which the Company agreed to issue two promissory notes, in principal amounts of approximately $2.8 million and $1.0 million respectively, evidencing the purchase price under the EN PLC Agreement. Each note bears interest at a fluctuating annual rate equal to the Bank of Boston's prime rate plus 1.5 percent, payable quarterly over the two-year term of the notes. The principal amount of the $1.0 million promissory note is payable in eight quarterly installments, commencing in January 1997; the first four installments are $85,897 each and the second four installments are $171,794 each. Approximately $1.4 million of the principal amount of the $2.8 million promissory note is payable in January 1998, followed by three equal quarterly installments of the remaining principal. In consideration of the amendment, the Company agreed to issue to EN PLC a warrant to purchase 15,401 shares of Common Stock at an exercise price of $12.875 per share. The warrant is exercisable at any time prior to January 1, 2002. In accordance with SFAS No. 123, the Company recorded deferred financing costs of approximately $107,000 in connection with the grant of this warrant. The EN PLC Note is secured only by the Enviromed common shares purchased by the Company. In the event that the Company decides to sell or transfer its Enviromed common shares, the Company will have to pay off the balance of the EN PLC Note plus any interest due at that time. The EN PLC Note is subordinated to any current or future indebtedness of the Company. The Company's total equity interest in Enviromed is 28.9%. Mr. Zwanziger, the Company's Chairman and Chief Executive Officer shares control of EN PLC's general partner with another individual who is not affiliated with the Company. Mr. Zwanziger, Ms. Goldberg, and Mr. Umphrey, directors of the Company, are among the Company's limited partners.

    Following the Company's acquisition of its ownership interest in Enviromed, the Company has accounted for its investment under the equity method. In the year ended December 31, 1996, the Company has recorded a loss of $200,000, representing the Company's pro rata share of Enviromed's estimated net loss during the Company's period of ownership. The Company did not record its immaterial portion of Enviromed's income for the three months and six months ended June 30, 1997. The Company loaned (pound)350,000 (approximately $572,000) to Enviromed during the six months ended June 30, 1997.

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

10)  Series A Preferred Stock

    In October 1996, the Company sold 5,500 shares of Series A Convertible Preferred stock, $.001 par value per share (the "Series A Preferred Stock") at $1,000 per share to various non-U.S. investors. The net proceeds of such sales of approximately $5.2 million were used to purchase a portion of the Orgenics and OIH shares. The holders of Series A Preferred Stock generally are entitled to receive cumulative dividends at the rate of six percent per year and their shares of Series A Preferred Stock became convertible into shares of the Company's Common Stock in five equal installments over a 120-day period beginning in December 1996. Shares of Series A Preferred Stock are convertible at a discount of 14.5% from the average closing bid price per share of the Company's Common Stock for the five trading days prior to their conversion, except that the maximum conversion price is $20 per share and the minimum is $8.75 per share, and the discount is reduced or eliminated if and to the extent that the conversion price would be less than $12.00. Any shares of Series A Preferred Stock not previously converted will automatically convert into shares of the Company's Common Stock in October 1998 at the closing bid price at the time. As of June 30, 1997, 5,100 shares of Series A Preferred Stock had been converted to 530,911 shares of Common Stock.

11)  Subordinated Royalty Revenue Notes

    At closings held in June and July 1997, the Company sold Subordinated Revenue Royalty Notes (the "Notes") having an aggregate issue price of $7,500,000, including Notes having an aggregate issue price of $6,375,000 issued during the three months ended June 30, 1997. Each Note entitles the registered holder thereof (each, a "Noteholder") to payments relating to net revenues of the Company and certain related entities during each fiscal quarter the Note is outstanding, which payments are pro rated with respect to the number of days the
Note is outstanding during such fiscal quarter (each, a "Royalty Payment"). The Company is obligated to make Royalty Payments until the total amount of Royalty Payments equals four times the total issue price of the Notes (the "Total Repayment Amount"). In addition, the Company may elect to prepay the Notes, as described below.

    The quarterly Royalty Payment for each $25,000 of issue price will equal the greater of (i) 0.005% of net revenues of the Company and certain related entities during such fiscal quarter and (ii) $1,300. Until the Total Repayment Amount has been paid, the Company will pay Royalty Payments as to each Note as follows: (i) the first payment will be made on or before the forty-fifth day after the closing of the fourth full fiscal quarter during which such Note is outstanding and will cover Royalty Payments for such fiscal quarter and the prior fiscal quarters during which such Note was outstanding; provided, however, that the aggregate Royalty Payments to be made at such time shall not be less than $6,000; and (ii) the Royalty Payment for each subsequent fiscal quarter will be made on or before the forty-fifth day after the closing of such fiscal quarter.

If the Company elects to prepay the amount due under the Notes or if an Event of Default (as defined below) is not cured within thirty days after notice to the Company, the Company will pay an amount equal to the greater of (i) 1.5 times the issue price of the Notes minus all Royalty Payments made by the Company prior to the date of payment (but excluding any amount paid as Late Payment Interest, as defined below) or (ii) an amount equal to the issue price of the Notes plus an annualized internal rate of return on the issue price equal to thirty percent calculated from the issue date of the Notes to the date of payment, minus all Royalty Payments made by the Company prior to the date of payment (but excluding any amount paid as Late Payment Interest). Events of Default for purposes of the Notes include (i) the Company's failure to make payments under the Notes; (ii) the Company's failure to comply with the terms of the Notes or the related note purchase agreement; (iii) any materially false representation or warranty by the Company pursuant to or in connection with the related note purchase agreement; (iv) the acquisition of beneficial ownership within the meaning of Rule 13d-3 of the Securities Exchange Act of 1934 ("Exchange Act") of fifty percent or more of either the voting stock or total equity capital of the Company by any person, together with "affiliates" and "associates" of such person within the meaning of Rule 12b-2 of the Exchange Act, or any "group" including such person under sections 13(d) and 14(d) of the Exchange Act; (v) the initiation by the Company of any action to dissolve, liquidate or otherwise terminate its existence; (vi) the merger or consolidation of the Company into another entity in a transaction in which the stockholders of the Company immediately prior to such merger or consolidation do not own fifty percent or more of either the voting stock or total equity capital of the surviving entity; (vii) the sale by the Company of substantially all of its assets; and (viii) certain bankruptcy or insolvency events involving the Company.

    The Notes will bear interest only in the event of a late Royalty Payment, an Event of Default or a prepayment. If a Royalty Payment is not made within forty-five days of the end of the relevant fiscal quarter, the overdue amount will accrue interest ("Late Payment Interest") at the rate of eighteen percent per annum, compounded daily, accruing from the date such Royalty Payment was due to the date the Royalty Payment, including accrued interest thereon, is made. Any such accrued interest will be payable on demand.

    U.S. Boston Capital Corporation ("U.S. Boston Capital") acted as placement agent for the offering of the Notes. As compensation for its services as placement agent, U.S. Boston Capital is entitled to a cash commission equal to eight percent of the aggregate issue price of the Notes, will be reimbursed for the fees and disbursements of its counsel and will receive a non-accountable expense allowance of $5,000. Willard L. Umphrey, a Director of the

Company, is Chairman, President, Treasurer and a Director of U.S. Boston
Capital.

    Pear Tree Royalty Company, Inc. ("Pear Tree Royalty Company"), the initial representative of the Noteholders, or its successor, is entitled to one percent of any payments made to the Noteholders by the Company pursuant to the terms of the Notes, such one percent to be deducted from the payments to the Noteholders. Mr. Umphrey is also a Director and shareholder of Pear Tree Royalty Company.

    On July 30, 1997, Pear Tree Royalty Company purchased a Note with an issue price of $500,000. In addition, John F. Levy, a Director of the Company, purchased a Note with an issue price of $100,000 on June 20, 1997.

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

RESULTS OF OPERATIONS

    Net Revenues. Net revenues increased $9.9 million, or 348%, to $12.7 million for the three months ended June 30, 1997 from $2.8 million for the three months ended June 30, 1996. Net revenues increased $16.5 million, or 311%, to $21.8 million for the six months ended June 30, 1997 from $5.3 million for the six months ended June 30, 1996. Net product sales increased $9.9 million, or 412% to $12.3 million in the quarter ended June 30, 1997 from $2.4 million for the three months ended June 30, 1996. Net product sales increased $16.3 million, or 338% to $21.1 million in the six month period ended June 30, 1997 from $4.8 million in the same period last year. The Company acquired a 57.1% interest in Orgenics Ltd. ("Orgenics"), a company that manufactures and sells professional diagnostic test kits for infectious disease agents, in October 1996 and as of June 30, 1997 the Company owned 73.7% of the shares of Orgencis. The Company also purchased a line of nutritional supplements ("Nutritional Supplement Lines") from American Home Products ("AHP") in February 1997. The results for the three months ended June 30, 1997 included revenues of $3.0 million and $5.0 million for these businesses, respectively and revenues for the six months ended June 30, 1997 amounted to $5.7 million and $6.9 million, respectively. Increased demand for the Company's pregnancy and ovulation prediction products was also a significant contributor to revenue growth. Sales of pregnancy and ovulation prediction products increased $1.6 million to $3.0 million for the three months ended June 30, 1997 from $1.4 million for the three months ended June 30, 1996 and increased $2.9 million to $5.8 million for the six months ended June 30, 1997 from $2.9 million for the six months ended June 30, 1996.

    Gross profit. Gross profit increased by $5.6 million or 528% to $6.7 million for the quarter ended June 30, 1997 from $1.1 million for the quarter ended June 30, 1996. Gross profits increased $9.0 million or 533% to $10.7 million for the six months ended June 30, 1997 from $1.7 million in the three months ended June 30, 1996. Gross profit as a percentage of net revenues increased to 52.5% and 49.2%, respectively, of net revenues in the three and six months ended June 30, 1997 from 37.4% and 32.0% of net revenues during the respective periods in 1996. Gross profits from the recently acquired businesses added $5.5 million and $8.2 million of the overall increase in gross profit for the three and six month periods ended June 30, 1997. As a percentage of the units' respective sales, the gross profits from sales of Orgenics and the Nutritional Supplement Lines were 71.8% and 68.4% respectively for the quarter ended June 30, 1997, and 67.0% and 62.3% for the six months ended June 30, 1997.

    Research and Development Expense. Research and development expense increased by $3.0 million or 237% for the three months ended June 30, 1997 to $4.3 million from $1.3 million for the three months ended June 30, 1996. Research and development expense increased by $4.9 million or 192% to $7.4 million for the six months ended June 30, 1997 from $2.5 million for the six months ended June 30, 1996. The increase was primarily due to expenses incurred in connection with the development of the Company's electrochemical blood glucose monitoring system and accelerated spending on research related to non-invasive blood glucose technologies. These research and development activities accounted for $2.6 million and $4.1 million of the increases during the three and six-month periods. The Company expects to continue to spend significant amounts on research and development throughout the balance of 1997 and in 1998.

    Charge for In Process Research and Development. A portion of the purchase price of the Company's 73.7% interest in Orgenics was allocated to in process research and development projects that did not achieve technological feasibility and did not have future alternative uses. See Note 7 of "Notes to Consolidated Financial Statements")

    Selling, General, and Administrative Expense. Selling, general, and administrative expense increased $4.0 million or 209% to $5.9 million for the three months ended June 30, 1997 from $1.9 million for the three months ended June 30, 1996. Selling, general, and administrative expense increased $6.9 million or 182% to $10.7 million for the six months ended June 30, 1997 from $3.8 million for the six months ended June 30, 1996. The increase was primarily attributable to the businesses described above which were acquired by the Company. The aggregate selling, general and administrative costs incurred by these businesses were $3.1 million and $5.1 million, respectively, for the three and six-month periods ended June 30, 1997. Additionally, the Company expanded marketing efforts on its pregnancy and ovulation prediction products in the United States and Europe, and hired additional staff to support the Company's operations. Selling, general, and administrative expense, as a percentage of net revenues, decreased during the three and six months ended June 30, 1997 as compared to the same periods in 1996. Selling, general, and administrative expenses were 47% and 49%, respectively, of net revenues for the three and six months ended June 30, 1997 compared to 68% and 72%, respectively, for the three and six months ended June 30, 1996.

    Noncash Compensation Expense. Substantially all of the non-cash compensation expense for the three and six months ended June 30, 1996 related to certain options granted to the Company's Chief Executive Officer. In the quarter ended June 30, 1996, the Company reversed charges in the amount of $2,360,000 related to the aforementioned stock options due to a reduction in the fair market value of the related equity as compared to the estimated fair market value at March 31, 1996. For the six months ended June 30, 1996 the non-cash compensation expense related to these stock options was $3,240,000. See Note 4 of "Notes to Consolidated Financial Statements")

    Interest and Other Income (Expense). For the three and six months ended June 30, 1997 the Company incurred $1.1 million and $1.7 million in interest expense, respectively. In 1995, the Company issued notes payable (the "Cambridge Diagnostics Notes") and common stock warrants (the "Cambridge Diagnostics Warrants") to individual investors for gross proceeds of $3,030,000. Of this amount, $3,000,000 relates to the Cambridge Diagnostics Notes, which bear interest at 10%. In October, 1996, the Company purchased 200,000 common shares of Enviromed, plc ("Enviromed") and agreed to purchase EN PLC Limited Partnership's ("EN PLC) holding of 7,961,386 common shares of Enviromed for a promissory note with a principal amount of approximately $3.8 million (the "EN PLC Note"). For the three and six months ended June 30, 1997, the Company incurred $73,000 and $148,000 of interest expense, respectively, on the Cambridge Diagnostics Notes and $104,000 and $178,000 of interest expense, respectively, on the note payable to EN PLC. The Company incurred $105,000 and $152,000 of interest expense on the AHP Note for the three and six-month periods ended June 30, 1997. In addition, during the three and six month periods ended June 30, 1997, the Acquisition Subsidiary incurred $567,000 and $833,000 of interest expense, respectively, related to loans from Fleet National Bank ("Fleet"). Orgenics incurred $167,000 and $335,000 of interest expense related to short and long-term bank debts for the three and six month periods ended June 30, 1997. For the three and six months ended June 30, 1996, the Company incurred $75,000 and $150,000 of interest expense, respectively, on the Cambridge Diagnostics Notes. In the three and six months ended June 30, 1996, the Company also reversed $2.6 million of non-cash interest expense relating to the Cambridge Diagnostics Warrants granted in November, 1994. The reversal related to the reduction in the fair market value of the related equity as compared to the estimated fair market value at March 31, 1996. For the six months ended June 30, 1996, the non-cash interest expense relating to the aforementioned warrants was $5.5 million. Interest income increased by $157,000 and $282,000 for the three and six months ended June 30, 1997 as compared to the same periods last year, primarily due to larger cash balances. The Company's subsidiary in Inverness, Scotland accrued $29,000 and $57,000 for the three and six months ended June 30, 1997, representing a 6% dividend payable on its outstanding cumulative redeemable preference shares, as compared to $23,000 and $46,000 for the three and six months ended June 30, 1996.

    Minority Interest. The Company recorded an expense of $43,000 for the three months ended June 30, 1997 and income of $70,000 for the six months ended June 30, 1997 representing the minority shareholders' portion of the Orgenics income. In addition, for the three and six-month periods ended June 30, 1997, Orgenics recorded $14,000 and $60,000, respectively, representing minority interest in the net income of its Brazilian subsidiary.

    Foreign Currency Translation. Fluctuations in foreign currency did not significantly impact revenue performance measured in U.S. dollars for the three and six months ended June 30, 1997. Substantially all of the Company's foreign sales are paid in the functional currency of the selling entity. The Company recorded an unrealized gain of $2,000 for the three months ended June 30, 1997 and a loss of $717,000 for the six months ended June 30, 1997 related to foreign currency translation of intercompany balances during the three and six month periods ended June 30, 1997.

    Net Loss. The net loss for the three months ended June 30, 1997 was approximately $5.8 million or ($0.71) per common and common equivalent share compared to a profit of $2.7 million or $0.44 per common and common equivalent share for the three months ended June 30, 1996. The net loss for the six months ended June 30, 1997 was approximately $10.7 million or ($1.45) per common and common equivalent share compared to $13.6 million or ($2.22) for the six months ended June 30, 1996. As specified above, the three and six-month periods for both years included non-cash charges. Earnings before interest, taxes, depreciation and amortization ("EBITDA"), and before non-recurring, non-cash charges mentioned above was a loss of $2.2 million or ($0.26) per common and common equivalent share for the three months ended June 30, 1997 compared to a loss of $1.9 million or ($0.31) per common and common equivalent share for the three months ended June 30, 1996. For the six months ended June 30, 1997, EBITDA; before non-recurring, non-cash charges, was a loss of $5.2 million or ($0.70) per common and common equivalent share compared to a loss of $4.2 million or ($0.69) per common and common equivalent share for the six months ended June 30, 1996.


LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed its operations primarily through the funds it has received in connection with its initial public offering, a follow-on public offering, funds received in connection with the LifeScan Alliance (defined below), private placements of debt and equity securities, bank loans and lines of credit, capital lease obligations, cash from product sales and grants from government development agencies.

    At June 30, 1997, the Company had cash and cash equivalents of $16.2 million, a $300,000 decrease from December 31, 1996. Cash used for operations in the six months ended June 30, 1997 was $7.6 million due largely to net losses of $10.4 million. Other uses of cash in operating activities included an increased funding of accounts receivable and inventory of $4.3 million during the six months ended June 30, 1997, reflecting the Company's increase in sales. Cash was provided for operations in part by an increase in accounts payable, accrued expenses, and other current liabilities of $5.5 million during the six months ended June 30, 1997. During the six months ended June 30, 1997, the Company used $3.6 million to purchase property and equipment. Approximately $2.1 million spent on property and equipment during the six months ended June 30, 1997 was for the Company's facility in Inverness, Scotland. The Company loaned (pound)350,000 (approximately $572,000) to Enviromed during the six months ended June 30, 1997. The AHP Bridge Loan of $5.0 million was repaid on June 4, 1997.

    The Company believes that its existing cash and funds available under the loans from Fleet will be sufficient to provide adequate working capital and funds necessary for anticipated capital expenditures through December 31, 1997. The Company intends to continue to invest significant amounts in development, property and equipment at the Inverness Facility so that it can manufacture glucose strips for the diabetes market in connection with the LifeScan Alliance and the Company's supply agreement with A. Menarini Industrie Farmaceutical Riunite S.r.L. The Company currently plans to continue its research and development of new technologies and pursue the acquisition of new products and technologies, whether through licensing arrangements, business acquisitions, or otherwise. The Company anticipates that it will be required to raise substantial additional funds for such projects or strategies. There can be no assurance that any such additional capital will be available on terms acceptable to the Company, or at all.


CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

    This Form 10-QSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Factors, including those summarized below, that might cause such a difference are set forth under "Risk Factors" beginning on page 8 of the Company's registration statement on Form SB-2 filed with the Securities and Exchange Commission on January 16, 1997, as amended.

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

    The Company is currently experiencing a period of rapid growth and expansion, including growth and expansion experienced since the consummation of the Nutritional Supplement Lines Acquisition. This growth and expansion has placed, and could continue to place, a significant strain on the Company's management, customer service and support, operations, sales and administrative personnel and other resources. In order to serve the needs of its existing and future customers, the Company has increased and will continue to increase its workforce, which requires the Company to attract, train, motivate and manage qualified employees. The Company's ability to manage its planned growth depends upon the Company's success in continuing to expand its operating, management, information and financial systems, which may significantly increase its operating expenses. If the Company fails to achieve its growth as planned or is unsuccessful in managing its anticipated growth, there could be a material adverse effect on the Company.

    The Company is at an early stage in its development. With the exception of certain professional diagnostic products for infectious diseases, the Nutritional Supplement Lines and its women's health products produced by third-party manufacturers, all of the Company's products are in various stages of research and development, and the Company has generated no revenue from the commercialization of these products under development. Many of the Company's products will require substantial additional development, pre-clinical and clinical testing and investment prior to their commercialization. There can be no assurance that the Company's research and development efforts will be successful, that any of the Company's products under development will prove to be safe or effective in clinical trials, that the Company will be able to obtain regulatory approval to market any of its products, that any of its products can be manufactured at acceptable cost and with appropriate quality, or that any of its products, if and when approved, can be successfully marketed.

    The Company's research, development and clinical programs, as well as its manufacturing and marketing operations, are subject to extensive regulation by numerous governmental authorities in the United States and other countries. Most of the Company's products require governmental approvals for commercialization that have not yet been obtained and are not expected to be obtained for several months or years. Pre-clinical and clinical trials and manufacturing and marketing of many of the Company's products will be subject to the rigorous testing and approval process of the FDA and corresponding foreign regulatory authorities. The regulatory process, which includes pre-clinical and clinical testing of many of the Company's products to establish their safety and efficacy, can take many years and require the expenditure of substantial financial, managerial and other resources. Data obtained from pre-clinical and clinical activities are susceptible to varying interpretations that could delay, limit or prevent regulatory approval. In addition, delays or rejection may be encountered based upon changes in, or additions to, regulatory policies for device and test approval during the period of product development and regulatory review. Delays in obtaining such approvals could adversely affect the marketing of products developed by the Company and the Company's ability to generate commercial product revenues.

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

    The Company will be subject to risks normally associated with debt financing, including the risk that the Company's cash flow will be insufficient to meet required payments of principal and interest. As of June 30, 1997, the Company had $49.1 million of outstanding debt, including the AHP Term Loan which was used to pay part of the cash portion of the consideration payable to AHP under the terms of the Nutritional Supplement Lines Acquisition. This outstanding indebtedness, together with restrictions in the Company's financing instruments, may limit the Company's ability to obtain additional debt financing in the future and to respond to changing business and economic conditions and could adversely affect its ability to effect its business strategies. In addition, because certain of the Company's debt, including the AHP Term Loan, bears interest at floating rates, an increase in interest rates could adversely affect the Company's ability to meet its debt service obligations.

    The Company currently anticipates that its existing cash and funds available under the loans from Fleet will be adequate to satisfy its capital requirements through December 31, 1997. No assurance can be given that additional financing will be available, or, if available, that it will be available on acceptable terms. If additional funds are raised by issuing equity securities, further dilution to then existing stockholders will result. If adequate funds are not available, the Company may be required to significantly curtail one or more of its research and development programs, or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies or products which the Company would otherwise pursue on its own.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    The Company is currently a party to or affected by litigation in several matters which are described in the Company's 1996 Report on Form 10-KSB/A (see
Item 3, "Legal Proceedings"), and in a Registration Statement on Form SB-2, filed by the Company with the Securities and Exchange Commission on January 16, 1997, as amended (see "Risk Factors-Risks Related to Certain Licensing Arrangements" and "Business-Legal Proceedings").

    There is ongoing litigation in connection with certain patent and proprietary rights related to HIV Technology owned by Institut Pasteur (the "Pasteur HIV Technologies"), which has been licensed by Pasteur Sanofi Diagnostics to Cambridge Biotech Corporation ("Cambridge Biotech") and in which the Company derives an economic interest through the sale of products incorporating the Pasteur HIV Technologies by a company known as Cambridge Affiliate, which is 51% owned by bioMerieux Vitek, Inc. (which has purchased the interest of Cambridge Biotech) and 49% owned by the Company. In April 1997, Pasteur Sanofi Diagnostics filed a petition for certiorari, asking the United States Supreme Court to review the decision of a three judge panel of the Circuit Court of Appeals for the First Circuit, that Cambridge Biotech was entitled to assume its license agreements with Pasteur Sanofi Diagnostics. On June 27, 1997, the United States Supreme Court denied Pasteur Sanofi Diagnostics' petition for writ of certiorari and no petition for rehearing has been filed.

    On July 18, 1997, a hearing was held on the merits of the appeal to the United States District Court for the District of Massachusetts by Institut Pasteur and Genetic Systems Corporation, of the ruling by the United States Bankruptcy Court for the District of Massachusetts (Western District) that Cambridge Biotech may sell products incorporating the Pasteur HIV Technologies in the United States. To date the District Court has not rendered a decision.

    Trinity Biotech plc ("Trinity") and Eastcourt Limited ("Eastcourt") have filed Schedule 13Ds with the Securities and Exchange Commission (the "Commission") stating that Enviromed sold the Company's Common Stock held of record by Enviromed to Flambelle Limited ("Flambelle"), a wholly-owned subsidiary of Trinity, and Eastcourt, an entity owned 50% each by Enviromed and Flambelle, on August 28, 1996. On November 1, 1996, Enviromed announced that it had disposed of its holding of shares of Eastcourt to Flambelle for consideration of $1.25 million. In December 1996, Eastcourt filed a Schedule 13D/A and Trinity and Flambelle filed a joint Schedule 13D with the Commission. On February 12, 1997 Flambelle and Eastcourt commenced a lawsuit against the Company in the United States District Court for the District of Massachusetts, seeking a declaratory judgment that Flambelle and Eastcourt own the Common Stock held of record by Enviromed and damages for alleged breach of a registration rights agreement. The Company intends to contest Flambelle's and Eastcourt's claims vigorously. The Company is not able to estimate the amount of damages, if any, which might result from Flambelle's and Eastcourt's claims against the Company, but believes that any such damages would not be in an amount which would have a material adverse effect on the Company. The case is currently in the discovery stage.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    The annual meeting of stockholders of the Company was held on Tuesday, June 10, 1997. Willard Lee Umphrey and Ron Zwanziger were re-elected as directors of the Company at the meeting. The other directors whose term of office continued after the meeting were: Jonathan J. Fleming, Carol Goldberg, John Levy, Edward Roberts and Peter Townsend.

    In addition to the election of directors, the stockholders also voted to amend the Company's 1996 Amended and Restated Stock Option and Grant Plan (the "Plan") to increase the amount of shares of the Company's $0.001 per share par value Common Stock which may be granted pursuant to the Plan from 1,000,000 to 1,500,000 shares and ratified the selection of Arthur Andersen LLP as the Company's independent auditors for the 1997 fiscal year ending December 31, 1997.

    The following table summarizes the votes for, against or withheld and the number of abstentions and broker non-votes with regard to each matter voted upon:

                                            Against or                    Broker
Matter                       For            Withheld      Abstentions     Non-votes
------                       ---            --------      -----------     ---------
Election of:
  Mr. Umphrey                5,674,601             0           15,870             0
  Mr. Zwanziger              5,674,601             0           15,870             0

Amend Stock                  3,389,899       426,798           44,187     1,829,587
  Option Plan

Ratify Selection             5,677,556         8,400            4,515             0
  of Auditors


ITEM 5.  OTHER INFORMATION

Subordinated Royalty Revenue Notes

    At closings held in June and July 1997, the Company sold Subordinated Revenue Royalty Notes (the "Notes") having an aggregate issue price of $7,500,000, including Notes having an aggregate issue price of $6,375,000 issued during the three months ended June 30, 1997. Each Note entitles the registered holder thereof (each, a "Noteholder") to payments relating to net revenues of the Company and certain related entities during each fiscal quarter the Note is outstanding, which payments are pro rated with respect to the number of days the
Note is outstanding during such fiscal quarter (each, a "Royalty Payment"). The Company is obligated to make Royalty Payments until the total amount of Royalty Payments equals four times the total issue price of the Notes (the "Total Repayment Amount"). In addition, the Company may elect to prepay the Notes, as described below.

    The quarterly Royalty Payment for each $25,000 of issue price will equal the greater of (i) 0.005% of net revenues of the Company and certain related entities during such fiscal quarter and (ii) $1,300. Until the Total Repayment Amount has been paid, the Company will pay Royalty Payments as to each Note as follows: (i) the first payment will be made on or before the forty-fifth day after the closing of the fourth full fiscal quarter during which such Note is outstanding and will cover Royalty Payments for such fiscal quarter and the prior fiscal quarters during which such Note was outstanding; provided, however, that the aggregate Royalty Payments to be made at such time shall not be less than $6,000; and (ii) the Royalty Payment for each subsequent fiscal quarter will be made on or before the forty-fifth day after the closing of such fiscal quarter.

    If the Company elects to prepay the amount due under the Notes or if an Event of Default (as defined below) is not cured within thirty days after notice to the Company, the Company will pay an amount equal to the greater of (i) 1.5 times the issue price of the Notes minus all Royalty Payments made by the Company prior to the date of payment (but excluding any amount paid as Late Payment Interest, as defined below) or (ii) an amount equal to the issue price of the Notes plus an annualized internal rate of return on the issue price equal to thirty percent calculated from the issue date of the Notes to the date of payment, minus all Royalty Payments made by the Company prior to the date of payment (but excluding any amount paid as Late Payment Interest). Events of Default for purposes of the Notes include (i) the Company's failure to make payments under the Notes; (ii) the Company's failure to comply with the terms of the Notes or the related note purchase agreement; (iii) any materially false representation or warranty by the Company pursuant to or in connection with the related note purchase agreement; (iv) the acquisition of beneficial ownership within the meaning of Rule 13d-3 of the Securities Exchange Act of 1934 ("Exchange Act") of fifty percent or more of either the voting stock or total equity capital of the Company by any person, together with "affiliates" and "associates" of such person within the meaning of Rule 12b-2 of the Exchange Act, or any "group" including such person under sections 13(d) and 14(d) of the Exchange Act; (v) the initiation by the Company of any action to dissolve, liquidate or otherwise terminate its existence; (vi) the merger or consolidation of the Company into another entity in a transaction in which the stockholders of the Company immediately prior to such merger or consolidation do not own fifty percent or more of either the voting stock or total equity capital of the surviving entity; (vii) the sale by the Company of substantially all of its assets; and (viii) certain bankruptcy or insolvency events involving the Company.

    The Notes will bear interest only in the event of a late Royalty Payment, an Event of Default or a prepayment. If a Royalty Payment is not made within forty-five days of the end of the relevant fiscal quarter, the overdue amount will accrue interest ("Late Payment Interest") at the rate of eighteen percent per annum, compounded daily, accruing from the date such Royalty Payment was due to the date the Royalty Payment, including accrued interest thereon, is made. Any such accrued interest will be payable on demand.

    U.S. Boston Capital Corporation ("U.S. Boston Capital") acted as placement agent for the offering of the Notes. As compensation for its services as placement agent, U.S. Boston Capital is entitled to a cash commission equal to eight percent of the aggregate issue price of the Notes, will be reimbursed for the fees and disbursements of its counsel and will receive a non-accountable expense allowance of $5,000. Willard L. Umphrey, a Director of the Company, is Chairman, President, Treasurer and a Director of U.S. Boston Capital.

    Pear Tree Royalty Company, Inc. ("Pear Tree Royalty Company"), the initial representative of the Noteholders, or its successor, is entitled to one percent of any payments made to the Noteholders by the Company pursuant to the terms of the Notes, such one percent to be deducted from the payments to the Noteholders. Mr. Umphrey is also a Director and shareholder of Pear Tree Royalty Company.

    On July 30, 1997, Pear Tree Royalty Company purchased a Note with an issue price of $500,000. In addition, John F. Levy, a Director of the Company, purchased a Note with an issue price of $100,000 on June 20, 1997.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.      Exhibits:

          Exhibit Number     Title

                10.1        Form of Subordinated Revenue Royalty Note

                10.2        Form of Note Purchase Agreement dated as of
                            June 3, 1997

                27          Financial Data Schedule

b.      Reports on Form 8-K:

        The Company filed no reports on Form 8-K during the three-month period ended June 30, 1997.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   SELFCARE, INC.

       Date: August 13, 1997                       /s/ Anthony H. Hall
                                                   -------------------
                                                   Anthony H. Hall,
                                                   Chief Financial Officer