Form 10QSB
period 1997-09-30
SELFCARE INC
filed 1997-11-13
CIK 915901

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1997

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to _________



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

                                  YES [X]  NO [ ]

     The number of shares outstanding of the registrant's Common Stock as of October 27, 1997 was 8,469,616.


     Transitional Small Business Disclosure Format (check one):

                                  YES [ ]  NO [X]

                                 SELFCARE, INC.

                                   FORM 10-QSB

                For the Quarterly Period Ended September 30, 1997

     This Form 10-QSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Operating Results" on page 18 of this Form 10-QSB.


                                TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

          a)   Consolidated Statement of Operations for the three
               months ended September 30, 1997 and 1996 and the
               nine months ended September 30, 1997 and 1996.               3

          b)   Consolidated Balance Sheets as of September 30,
               1997 and December 31, 1996                                   4

          c)   Consolidated Statements of Cash Flows for the nine
               months ended September 30, 1997 and 1996                     5

          d)   Notes to Consolidated Financial Statements                   6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                          15



PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                  20

Item 2. Changes in Securities                                              20

Item 6. Exhibits and Reports on Form 8-K                                   23

SIGNATURES                                                                 24

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                         SELFCARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (UNAUDITED)

                                                THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                                --------------------------------      -------------------------------
                                                    1997               1996              1997               1996
                                                ------------       ------------       ------------       ------------

Net product sales                               $ 13,287,047       $  3,044,900       $ 34,382,465       $  7,856,775
Grants and other revenue                             336,366            755,589          1,011,939          1,241,242
                                                ------------       ------------       ------------       ------------

Net revenues                                      13,623,413          3,800,489         35,394,404          9,098,017
Cost of sales                                      6,640,776          2,872,666         17,702,639          6,477,303
                                                ------------       ------------       ------------       ------------

      Gross profit                                 6,982,637            927,823         17,691,765          2,620,714

Operating Expenses:
Research and development                           4,566,665          1,630,716         11,945,504          4,161,445
Charge for in-process research and
   development (Note 4)                            1,794,100                 --          3,072,300                 --
Selling, general and administrative                6,712,950          2,445,886         17,414,334          6,241,131
Noncash compensation charge (Note 4)                  37,629            819,214            112,887          4,184,697
                                                ------------       ------------       ------------       ------------

      Total operating expenses                    13,111,344          4,895,816         32,545,025         14,587,273
                                                ------------       ------------       ------------       ------------

Operating loss                                    (6,128,707)        (3,967,993)       (14,853,260)       (11,966,559)
                                                ------------       ------------       ------------       ------------

Interest expense, including noncash
   interest expense relating to
   issuance of warrants (Note 4)                  (1,544,001)        (8,660,132)        (3,273,642)       (14,348,681)
Interest income                                      203,447            146,049            608,461            269,515
Equity in net loss of affiliate                     (430,000)                --           (430,000)                --
Unrealized loss on foreign currency
   translation                                            --                 --           (716,601)                --
Other income (expense)                                23,148                 --            (12,236)                --
                                                ------------       ------------       ------------       ------------

Loss before dividends and accretion
   on preferred stock of a subsidiary             (7,876,113)       (12,482,076)       (18,677,278)       (26,045,725)
Minority interest in subsidiaries' income             14,516                 --            144,936                 --
Dividends and accretion on mandatorily
  redeemable preferred stock of
  a subsidiary                                       (28,037)           (35,087)           (85,026)           (81,188)
                                                ------------       ------------       ------------       ------------

Net loss                                        $ (7,889,634)      $(12,517,163)      $(18,617,368)      $(26,126,913)
                                                ------------       ------------       ------------       ------------

Net loss per common and
  common equivalent share                       $      (1.08)      $      (2.13)      $      (2.57)      $      (4.25)
                                                ------------       ------------       ------------       ------------

Weighted average number of common
  and common equivalent shares outstanding         8,432,963          5,868,598          7,759,370          6,146,821
                                                ------------       ------------       ------------       ------------


The accompanying notes are an integral part of these consolidated financial statements

                         SELFCARE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                                                   SEPTEMBER 30,      DECEMBER 31,
                                                                       1997              1996
                                                                   ------------       ------------

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                          $ 12,560,536       $ 16,458,654
Accounts receivable, net of allowance for doubtful
   Accounts of $834,000 in 1997 and $316,000 in 1996                  7,357,376          5,478,814
Inventories (Note 3)                                                  4,342,816          2,266,234
Loan to supplier                                                      5,000,000                 --
Prepaid expenses and other current assets                             1,971,592          1,034,260
                                                                   ------------       ------------
       Total current assets                                          31,232,320         25,237,962
PROPERTY AND EQUIPMENT, NET                                          10,318,622          7,858,885
INVESTMENTS IN AFFILIATED COMPANIES                                   3,302,609          3,732,609
TRADEMARKS, NET                                                      21,184,533                 --
GOODWILL AND OTHER INTANGIBLE ASSETS, NET                            22,152,157          3,741,171
OTHER ASSETS                                                          2,885,651            518,825
                                                                   ------------       ------------
       Total assets                                                $ 91,075,892       $ 41,089,452
                                                                   ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Short-term bank debt                                            $  2,967,566       $  1,337,000
   Notes payable                                                      9,105,184                 --
   Accounts payable                                                   5,323,101          4,991,543
   Accrued expenses and other current liabilities                     7,367,040          5,826,952
   Loan from customer                                                 5,000,000                 --
   Current portion of long-term debt                                  7,347,263          1,599,851
   Current portion of deferred revenue                                1,999,848          1,619,152
                                                                   ------------       ------------
       Total current liabilities                                     39,110,002         15,374,498

LONG-TERM LIABILITIES:
   Deferred revenue, net of current portion                           3,206,287          4,786,347
   Long-term debt, net of current portion                            28,295,534          5,895,701
                                                                   ------------       ------------
   Total long-term liabilities                                       31,501,821         10,682,048

COMMITMENTS AND CONTINGENCIES (NOTES 6 THROUGH 13)

MINORITY INTEREST IN SUBSIDIARIES                                       166,419          1,199,684
                                                                   ------------       ------------

MANDATORILY REDEEMABLE PREFERRED STOCK OF SUBSIDIARY                  1,838,954          1,753,928
                                                                   ------------       ------------

REDEEMABLE CONVERTIBLE PREFERRED STOCK                                8,883,000                 --
                                                                   ------------       ------------

STOCKHOLDERS' EQUITY:
   Preferred stock
      Authorized - 5,000,000 shares
       Issued and outstanding - 400 in 1997 and 5,200 in 1996                --                  5

   Common stock, $.001 par value -
      Authorized - 40,000,000 shares
      Issued and outstanding - 8,481,216 and 5,975,263
          shares in 1997 and 1996 respectively                            8,481              5,975
   Additional paid-in capital                                        73,019,168         55,233,847
   Deferred compensation                                                 (6,863)                --
   Less-Treasury stock, at cost, 32,197 shares in 1997 and
      15,600 in 1996 respectively                                      (211,460)           (15,200)
   Accumulated deficit                                              (63,228,136)       (43,318,898)
   Cumulative translation adjustment                                     (5,494)           173,565
                                                                   ------------       ------------
       Total stockholders' equity                                     9,575,696         12,079,294
                                                                   ------------       ------------
       Total liabilities and stockholders' equity                  $ 91,075,892       $ 41,089,452
                                                                   ------------       ------------



The accompanying notes are an integral part of these consolidated financial statements

                         SELFCARE INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                                   1997               1996
                                                               ------------       ------------

Cash Flows From Operating Activities:
  Net loss                                                     $(18,617,368)      $(26,126,913)
  Adjustments to reconcile net loss to net cash used
    in operating  activities:
    Dividends and accretion on preferred stock
       of a subsidiary                                               85,026             81,188
    Noncash interest expense related to issuance
       of warrants                                                       --         14,095,584
    Compensation expense related to issuance of
       common stock options                                          20,589            944,697
    Compensation expense related to common stock options
       issued to the Company's chief executive officer                   --          3,240,000
    Noncash in process research and development expense           3,072,300                 --
    Amortization of deferred revenue                             (1,046,907)        (1,081,604)
    Depreciation and amortization                                 3,814,881            647,018
    Gain on sale of fixed assets                                     (4,180)                --
    Equity in net loss of affiliate                                 430,000                 --
    Minority interest in subsidiaries' income                      (159,213)                --
    Changes in assets and liabilities:
       Accounts receivable                                       (2,291,203)          (905,904)
       Inventory                                                 (2,096,825)          (175,926)
       Prepaid and other current assets                            (554,351)           (51,243)
       Accounts payable                                           1,336,572            875,709
       Accrued expenses and other current liabilities             1,303,371          1,306,253
                                                               ------------       ------------
            Net cash used in operating activities               (14,707,308)        (7,151,141)
                                                               ------------       ------------

Cash Flows From Investing Activities:
  Purchases of property and equipment                            (4,483,817)        (2,802,269)
  Cash paid for purchase of nutritional supplement brands       (37,067,579)                --
  Cash paid for license from ChemTrak                              (333,000)                --
  Cash paid for investment in Orgenics Ltd.                      (9,134,252)                --
  (Increase) decrease in other assets                              (323,426)                --
                                                               ------------       ------------
            Net cash used in investing activities               (51,342,074)        (2,802,269)
                                                               ------------       ------------

Cash Flows From Financing Activities:
  (Increase) decrease in restricted cash                               (927)          (243,825)
  Net proceeds from issuance of common stock                     17,380,032         10,364,928
  Net proceeds from issuance of preferred stock                   7,600,000                 --
  Purchase of treasury stock                                       (196,260)                --
  Net proceeds from issuance of notes payable                    14,533,273          6,693,548
  Repayments of notes payable                                    (1,847,760)                --
  Net proceeds from borrowing under short-term bank debt          6,165,045                 --
  Net proceeds from borrowing under long-term bank debt          25,908,558                 --
  Repayments of long-term debt                                   (2,378,224)                --
  Repayment of short-term debt                                   (5,000,000)                --
  Cash loaned to Enviromed plc                                     (572,105)                --
  Proceeds from receipt of capital grant                                 --            286,525
  Principal repayments on capital lease obligations                      --            (11,070)
                                                               ------------       ------------
            Net cash provided by financing activities            61,591,632         17,090,106
                                                               ------------       ------------

Foreign Exchange Effect on Cash and Cash Equivalents                559,632            (18,732)
Net Increase (Decrease) in Cash and Cash Equivalents             (3,898,118)         7,117,964
Cash and Cash Equivalents, beginning of year                     16,458,654          7,394,750
                                                               ------------       ------------

Cash and Cash Equivalents, end of period                       $ 12,560,536       $ 14,512,714
                                                               ------------       ------------

Supplemental Disclosures of Cash Flow Information:
  Cash paid for-
    Interest                                                   $  2,042,396       $    234,611

    Income taxes                                               $      5,000       $     16,689




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

2)   CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid cash investments with maturities of three months or less at the date of acquisition to be cash equivalents. At September 30, 1997, the Company's cash equivalents consisted of repurchase agreements and money market funds. The Company follows the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities"; all of the Company's cash equivalents are classified as held to maturity and carried at amortized cost.

3)   INVENTORY

     Inventory is comprised of the following:

                                    SEPTEMBER 30, 1997     DECEMBER 31, 1996
                                    ------------------     -----------------

            Raw materials              $2,516,865             $1,363,168
            Work in-process               240,643                272,466
            Finished goods              1,585,308                630,600
                                       ----------             ----------
                                       $4,342,816             $2,266,234
                                       ----------             ----------


4)   NON RECURRING, NON-CASH EXPENSES

     The company recognized expense of $1,794,100 and $3,072,300 for the three- and nine-month periods ended September 30, 1997, respectively for in-process research and development related to the acquisition of Orgenics, Ltd. ("Orgenics acquisition") (see Note 7). The allocation of a portion of the purchase price to in-process research and development represents the applicable pro-rata portion of its appraised value of $7,700,000. There were no charges related to the acquisition in the three- or nine-month periods ended September 30, 1996. Upon completion of the Orgenics acquisition, the Company anticipates it will allocate an additional $231,000 to in-process research and development.

     On August 15, 1995, the Company entered into a stock option agreement (the "Agreement") with Ron Zwanziger, the Chief Executive Officer ("CEO") of the Company. Under the Agreement, the CEO received an option to acquire 520,000 shares of the Company's common stock, par value $.001 per share (the "Common Stock"). The stock option vested and became exercisable upon the completion of the Company's initial public offering on August 9, 1996. The exercise price of the option is $2.27 per share of Common Stock. For the nine months ended September 30, 1996, the non-cash compensation expense related to this stock option was $3,240,000.

     For the nine months ended September 30, 1996, the Company also recognized a non-cash compensation expense of $680,000 related to stock options granted to employees that were contingent on certain goals which have been met and a non-cash compensation expense of $77,000 related to stock options given to consultants. The stock options were adjusted to their fair market value based on SFAS No. 123, Accounting for Stock-based Compensation. The remaining $63,000 and $188,000 of non-cash compensation expense for the three and nine months ended September 30, 1996, respectively, relates to the amortization of deferred compensation pertaining to the grant of certain stock options to employees. For the three and nine months ended September 30, 1997, the amortization of deferred compensation pertaining to the grant of certain stock options was $38,000 and $113,000, respectively.

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

     In December 1996, the Company entered into agreements with substantially all the principal holders of the Cambridge Diagnostics Notes, pursuant to which such holders agreed to defer repayment of the principal amount of their notes until January 15, 1998 and to cancel the Cambridge Diagnostics Warrants and in turn the Company effectively fixed the ultimate number of shares of the Company's Common Stock to be issued at 1,142,635, of which 314,222 will be exercisable by certain directors and officers of the Company; 990,050 of the shares of Common Stock will be issued for no additional consideration upon the earlier of January 15, 2000 or the date on which a change in control of the Company occurs. As consideration for the foregoing, the Company agreed to issue five-year warrants to purchase an aggregate of 54,090 shares of Common Stock that are fully exercisable at an exercise price of $12.875 (fair market value as of grant dated) to such holders, of which 14,999 will be exercisable by certain directors and officers of the Company. In the three months ended June 30, 1996, the Company recognized $8.6 million of non-cash interest expense relating to the Cambridge Diagnostics Warrants. The charge relates to the increase in the fair market value of the related equity as compared to the estimated fair market value at June 30, 1996. For the nine months ended September 30, 1996, the net non-cash interest expense relating to the aforementioned warrants was $14.1 million. There were no charges for the three and nine months ended September 30, 1997 since the number of shares to be issued was fixed.

5)   PUBLIC OFFERINGS OF COMMON STOCK

     In connection with the Company's initial public offering, on August 6, 1996, the Common Stock began trading on the American Stock Exchange ("AMEX"). The Company sold 1,495,000 shares and received net proceeds of approximately $10.4 million.

     In March 1997, the Company sold 1,800,000 shares of Common Stock in a public offering (the "March 1997 Offering"). The total net proceeds from the March 1997 Offering were approximately $16.2 million.

6)   NUTRITIONAL SUPPLEMENT LINES ACQUISITION

     On February 19, 1997, a newly formed subsidiary of the Company (the "Acquisition Subsidiary") acquired the U.S. rights to several nutritional supplement product lines (the "Nutritional Supplement Lines" and the "Nutritional Supplement Lines Acquisition") from American Home Products ("AHP"). As consideration for the Nutritional Supplement Lines, the Acquisition Subsidiary paid to AHP $30.0 million in cash and the Company issued to AHP a $6.0 million promissory note (the "AHP Note"). The total cost of approximately $37.1 million, including acquisition expenses, was allocated to trademarks ($21.6 million) and goodwill ($15.5 million), each of which will be amortized over their useful lives of 25 years. The Company funded the cash portion of the purchase price with a credit facility (the "Acquisition Facility") consisting of a $25.0 million term loan (the "AHP Term Loan") and a $5.0 million bridge loan (the "AHP Bridge Loan") made to the Acquisition Subsidiary by Fleet National Bank ("Fleet"). The AHP Bridge Loan was repaid June 4, 1997. The AHP Note is due on February 19, 1998, the first anniversary of the Nutritional Supplement Lines Acquisition, and bears interest payable quarterly at the rate of 7.0% per annum.

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

     In connection with the Acquisition Facility, the Acquisition Subsidiary obtained from Fleet a $5.0 million revolving credit line (the "Credit Line"). The Credit Line, at the Company's election, bears interest at an annual floating rate equal to LIBOR plus 1.75 percent or Fleet's Prime Rate and matures in three years. The Company has a limited number of LIBOR rate options for the AHP Term Loan and the Credit Line. Each LIBOR rate option must be exercised for a period between one month and 12 months and must cover a minimum of $1.0 million of the loan. The AHP Term Loan and the Credit Line are secured by a first priority lien on all the Acquisition Subsidiary's assets and are guaranteed by the Company, which guaranty is secured by a first priority lien on substantially all the Company's U.S. assets.

     The AHP Term Loan and the Credit Line impose certain financial covenants on the Acquisition Subsidiary, including (i) requirements to maintain certain minimum EBITDA levels of $2.3 million per quarter beginning with the quarter ending June 30, 1998 and $2.475 million per quarter beginning with the quarter ended June 30, 1999 and not to exceed certain ratios of total indebtedness to EBITDA, beginning with the quarter ended December 31, 1997, at which time the ratio of total indebtedness to EBITDA cannot exceed 3.75 to 1, (ii) limits on capital expenditures of $250,000 per year, (iii) a requirement to maintain a ratio of EBITDA to fixed charges of not less than 1.25 for any quarter beginning with the quarter ending March 31, 1998, and (iv) a requirement of a positive net income for every quarter. The Acquisition Subsidiary has also agreed to restrictions on (x) acquisitions, mergers or joint ventures without Fleet's consent, (y) material asset sales and other payments, and (z) dividends and distributions. Further, the Company, as guarantor of the Acquisition Subsidiary's debt under the AHP Term Loan and the Credit Line, is subject to a limited number of covenants, none of which are financial maintenance covenants, including a requirement to provide Fleet with periodic financial statements and other information and a prohibition on the Company having other liens on its U.S. assets. The Company also will be limited in its ability to receive dividends and distributions from the Acquisition Subsidiary. In addition, an event of default shall be deemed to have occurred under the AHP Term Loan and the Credit Line if any three of Ron Zwanziger, Kenneth D. Legg, Richard A. Pinkowitz, Anthony H. Hall and Gary E. Long cease to be employed by the Company or the Acquisition Subsidiary in positions comparable to their current positions. Messrs. Zwanziger, Legg, Pinkowitz, and Hall are officers of the Company. Mr. Long joined the Company in February 1997 and has the responsibility for the operation of the Nutritional Supplement Lines business. In addition, the Acquisition Subsidiary was required, at the time of the closing of the Acquisition Facility, to have a proforma capital base of at least $9.5 million. The Company and the Acquisition Subsidiary have paid fees and expenses totaling approximately $1.4 million in connection with the Acquisition Facility and the Credit Line. As of the date hereof, the Acquisition Subsidiary has not drawn down on the Credit Line.

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

     In October 1996, the Company acquired a 57.1% direct and indirect equity interest in Orgenics as a result of the conversion of the Debenture and payment of approximately $7.0 million in cash for the purchases of outstanding shares of Orgenics and Orgenics International. In addition, the Company granted options to purchase 85,800 shares of its Common Stock having an aggregate exercise price of $1,056,000 on the date of grant, and incurred direct acquisition costs of approximately $100,000. On March 6, 1997, the Company exercised its call options and as a result will acquire a 100% equity interest in Orgenics. The Company is required to pay for each share of Orgenics acquired pursuant to the Option Agreements consideration equal to 1.75 times Orgenics' gross revenues per share (on a fully diluted basis as of the exercise date, giving effect to the conversion of the Debenture) during the most recent four fiscal quarters immediately preceding the date of exercise. The shareholders of Orgenics and Orgenics International were entitled to elect consideration in (i) cash, (ii) shares of Selfcare, Inc. Common Stock, or (iii) 50% of each. The Company issued promissory notes for 25% of the consideration due to the shareholders of Orgenics and Orgenics International that chose to receive all cash consideration. The promissory notes are due November 6, 1997 and bear interest at the rate per annum equal to the prime rate plus three percent. The shares of Orgenics are held in escrow until the promissory notes have been paid. The shares of Orgenics International transfer to the Company at the time the cash for 75% of the consideration is paid and the promissory note is issued. During the three months ended September 30, 1997, the Company paid cash of $1.8 million including repayments of substantially all of the promissory notes and issued 49,689 shares of Selfcare, Inc. Common Stock. As a result, at September 30, 1997, the Company owned a 97.0% direct and indirect equity interest in Orgenics. The Company is obligated to pay additional consideration totaling approximately $245,000 in cash, including interest and will issue another 2,856 shares of Common Stock for the remaining shares in Orgenics and Orgenics International pursuant to the exercise of the Option Agreements.

     The aggregate purchase price of the Company's 97.0% direct and indirect interest in Orgenics of approximately $18,211,000 was allocated based on the relative fair values of the assets acquired as follows:

          Current assets....................................         5,779,000
          Property, equipment and other assets..............         3,026,000
          Liabilities assumed...............................        (6,544,000)
          In-process research and development...............         7,469,000
          Goodwill..........................................         8,481,000
                                                                   -----------
                                                                   $18,211,000
                                                                   -----------


     The allocation of a portion of the purchase price to in-process research and development represents the applicable pro-rata portion of its appraised value of $7,700,000. Upon completion of the Orgenics acquisition, the Company anticipates that of the remaining purchase price of $279,000, it will allocate an additional $231,000 to in-process research and development and the remainder to goodwill.

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

8)   INVESTMENT IN ENVIROMED

     In October, 1996, the Company purchased 200,000 common shares of Enviromed, plc ("Enviromed") and agreed to purchase EN PLC Limited Partnership's ("EN PLC") holding of 7,961,386 common shares of Enviromed for a promissory note with a principal amount of approximately $3.8 million (the "EN PLC Note"). In November 1996 the Company purchased an additional 100,000 common shares of Enviromed. Effective as of January 1, 1997, the Company and EN PLC entered into an amendment to the agreement ("EN PLC Agreement") with EN PLC pursuant to which the Company agreed to issue two promissory notes, in principal amounts of approximately $2.8 million and $1.0 million respectively, evidencing the purchase price under the EN PLC Agreement. Each note bears interest at a fluctuating annual rate equal to the Bank of Boston's prime rate plus 1.5 percent, payable quarterly over the two-year term of the notes. The principal amount of the $1.0 million promissory note is payable in eight quarterly installments, commencing in January 1997; the first four installments are $85,897 each and the second four installments are $171,794 each. Approximately $1.4 million of the principal amount of the $2.8 million promissory note is payable in January 1998, followed by three equal quarterly installments of the remaining principal. In consideration of the amendment, the Company agreed to issue to EN PLC a warrant to purchase 15,401 shares of Common Stock at an exercise price of $12.875 per share. The warrant is exercisable at any time prior to January 1, 2002. In accordance with SFAS No. 123, the Company recorded deferred financing costs of approximately $107,000 in connection with the grant of this warrant. The EN PLC Note is secured only by the Enviromed common shares purchased by the Company. In the event that the Company decides to sell or transfer its Enviromed common shares, the Company will have to pay off the balance of the EN PLC Note plus any interest due at that time. The EN PLC Note is subordinated to any current or future indebtedness of the Company. The Company's total equity interest in Enviromed is 28.9%. Mr. Zwanziger, the Company's Chairman and Chief Executive Officer, shares control of EN PLC's general partner with another individual who is not affiliated with the Company. Mr. Zwanziger, Ms. Goldberg, and Mr. Umphrey, directors of the Company, are among the Company's limited partners.

     Following the Company's acquisition of its ownership interest in Enviromed, the Company has accounted for its investment under the equity method. For the three and nine-month periods ended September 30, 1997 the Company recognized a loss of $430,000, representing the Company's pro rata share of Enviromed's estimated net loss during the period. In the year ended December 31, 1996, the Company recorded a loss of $200,000 for the pro rata share of Enviromed's estimated net loss from the date that the Company acquired an equity interest. The Company loaned [Pound]350,000 (approximately $572,000) to Enviromed during the nine months ended September 30, 1997.

9)   AGREEMENT WITH CHEMTRAK

     In January 1997, Selfcare entered into an agreement with ChemTrak Incorporated ("ChemTrak") pursuant to which ChemTrak appointed Selfcare as its exclusive distributor in Europe, Scandinavia, and certain other countries formerly comprising the U.S.S.R., including Russia (the "European Territory"), of ChemTrak's home collection and mail-in HIV testing system for which FDA approval is currently pending. As part of this agreement, Selfcare agreed to pursue regulatory approval of the system in each country comprising the European Territory. In addition, Selfcare agreed to establish and operate one or more central testing facilities and offer services to report results and offer counseling to users of the system. Under the terms of the distribution agreement, ChemTrak retained the right to convert the Company's exclusive distribution rights into non-exclusive rights upon the occurrence of certain events, including the Company's failure to make certain regulatory filings and the Company's failure to maintain market share goals. The Company paid Chemtrak $333,000 as a license fee in January 1997. Under the terms of the distribution agreement, the Company was obligated to pay quarterly royalty payments when sales commence and milestone payments of $333,000 each upon (i) obtaining regulatory approval in the first of the U.K., Germany, or France and (ii) achieving the first $1.0 million in net sales of the mail-in HIV testing system in the European Territory.

     The Company has received notice from ChemTrak that ChemTrak is no longer seeking regulatory approval in the United States and the Company now believes that regulatory approval of the test will not be received within the next twelve months. Accordingly, the Company has notified ChemTrak that it is terminating the distribution agreement. As of September 30, 1997, the Company has expensed $239,000 related to the license fee. The remaining $94,000 will be written off in the fourth quarter of 1997.

10)  SERIES A PREFERRED STOCK

     In October 1996, the Company sold 5,500 shares of Series A Convertible Preferred stock, $.001 par value per share (the "Series A Preferred Stock") at $1,000 per share to various non-U.S. investors. The net proceeds of such sales of approximately $5.2 million were used to purchase a portion of the Orgenics and Orgenics International shares. The holders of Series A Preferred Stock generally are entitled to receive cumulative dividends at the rate of six percent per year and their shares of Series A Preferred Stock became convertible into shares of the Company's Common Stock in five equal installments over a 120-day period beginning in December 1996. Shares of Series A Preferred Stock are convertible at a discount of 14.5% from the average closing bid price per share of the

Company's Common Stock for the five trading days prior to their conversion, except that the maximum conversion price is $20 per share and the minimum is $8.75 per share, and the discount is reduced or eliminated if and to the extent that the conversion price would be less than $12.00. Any shares of Series A Preferred Stock not previously converted will automatically convert into shares of the Company's Common Stock in October 1998 at the closing bid price at the time. As of September 30, 1997, 5,100 shares of Series A Preferred Stock had been converted to 530,911 shares of Common Stock.

11)  SUBORDINATED ROYALTY REVENUE NOTES

     At closings held in June and July 1997, the Company sold Subordinated Revenue Royalty Notes (the "Notes") having an aggregate issue price of $7,500,000. Each Note entitles the registered holder thereof (each, a "Noteholder") to payments relating to net revenues of the Company and certain related entities during each fiscal quarter the Note is outstanding, which payments are pro rated with respect to the number of days the Note is outstanding during such fiscal quarter (each, a "Royalty Payment"). The Company is obligated to make Royalty Payments until the total amount of Royalty Payments equals four times the total issue price of the Notes (the "Total Repayment Amount"). In addition, the Company may elect to prepay the Notes, as described below.

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

     U.S. Boston Capital Corporation ("U.S. Boston Capital") acted as placement agent for the offering of the Notes. As compensation for its services as placement agent, U.S. Boston Capital received a cash commission equal to eight percent of the aggregate issue price of the Notes, was reimbursed for the fees and disbursements of its counsel and received a non-accountable expense allowance of $5,000. Willard L. Umphrey, a Director of the Company, is Chairman, President, Treasurer and a Director of U.S. Boston Capital.

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

12)  SERIES B PREFERRED STOCK

     On August 26, 1997, the Company sold in a private placement an aggregate of 8,000 shares of Series B Convertible Preferred Stock, par value $.001 per share, of the Company (the "Series B Shares") and warrants (the "Warrants") to purchase an aggregate of 114,628 shares of Common Stock (the "Warrant Shares") to Capital Ventures International, C.C. Investments LDC and Proprietary Convertible Investment Group, Inc. at an aggregate purchase price of $8,000,000. Each Series B Share accrues a premium of 6% per annum (the "Premium"). The Series B Shares are convertible into shares (the "Conversion Shares") of Common Stock. The actual number of Conversion Shares issuable upon conversion of a Series B Share is equal to the aggregate stated value per share (the "Face Value") (i.e., $1,000 per share), plus any accrued but unpaid Premium through the date of such conversion, divided by (x) if the conversion occurs on or before December 31, 1997, a conversion price of $13.9581 per share (the "Fixed Conversion Price"),
(y) in the case of conversions after December 31, 1997, and before May 24, 1998, a conversion price equal to the lower of the Fixed Conversion Price and the average of the five lowest closing bid prices of the Common Stock during the thirty trading days preceding such conversion (the "Variable Conversion Price"), and (z) in the case of conversions after May 24, 1998, a conversion price equal to the lower of the Fixed Conversion Price and 95% of the Variable Conversion Price then in effect.

     A holder of Series B Shares may elect to convert Series B Shares at any time on or after the earlier of (i) the filing of a registration statement (the "Registration Statement") registering the Conversion Shares and (ii) November 24, 1997. After August 26, 1998, the Company may require the conversion of all, but not less than all, of the outstanding Series B Shares, provided, that the closing bid prices of the Common Stock are equal to or greater than 200% of the Fixed Conversion Price for twenty consecutive trading days preceding any such conversion. Any unconverted Series B Shares will automatically convert into shares of Common Stock on August 26, 2000.

     The Series B Shares may also be redeemed under certain circumstances for cash. A holder of Series B Shares may require the Company to redeem any or all of such holder's Series B Shares in the event (each a "Redemption Event") that:
(i) the Company fails to issue the Conversion Shares with respect to any conversion within a required period of time; (ii) the Common Stock is suspended from trading on the American Stock Exchange for an aggregate of ten trading days in any nine month period; (iii) the Registration Statement has not been declared effective by February 28, 1998 or cannot be utilized by the holders of the Series B Shares for an aggregate of more than thirty days (excluding certain permitted blackout periods) in any twelve month period; (iv) the Company fails to remove any restrictive legend on any certificate representing Conversion Shares when required; (v) the Company provides notice to any holder of Series B Shares of its intention not to issue Conversion Shares upon conversion; or (vi) the Company engages in certain corporate reorganizations. With respect to the Redemption Events described in clauses (i) through (v) immediately above, the amount payable upon redemption (the "Redemption Amount") is equal to the product of (i) the highest closing bid price of the Company's Common Stock during the period beginning on the redemption date and the date the Redemption Amount is paid, and (ii) the quotient (the "Quotient") obtained by dividing (x) the Face Value of the Series B Shares being redeemed plus any accrued but unpaid Premium by (y) the conversion price then in effect. With respect to the Redemption Event set forth in (v) immediately above and for redemptions at the option of the Company (described below) on account of certain corporate reorganizations, the Redemption Amount is the lower of (a) 124% of the Face Value being redeemed plus any accrued but unpaid Premium and (b) the product of (i) the fair market value of the consideration payable to the holder of a share of Common Stock in connection with the corporate reorganization and (ii) the Quotient.

     The Company may also redeem (consisting of at least 50% of the then outstanding Series B Shares) outstanding Series B Shares at its option, provided, that the closing bid prices for any five consecutive trading days is less than $9.00. The Redemption Amount in such case is equal to 115% of the Face Value of the Series B Shares plus any accrued but unpaid Premium.

     One-half of the Warrants vested immediately while the remaining Warrants vest on August 25, 1998; provided, however, that to the extent any of the Series B Shares are converted prior to such date, the number of Warrants vesting will be reduced ratably. The Warrants are exercisable at any time until August 25, 2000.

     Both the exercise price and the number of Warrant Shares issuable under the Warrants are subject to anti-dilution provisions, and may be adjusted upon, among others: (i) the issuance by the Company of shares of Common Stock pursuant to a private transaction for no consideration or for a consideration per share of less than 85% of the then market price of such shares; (ii) a subdivision of the shares of Common Stock (e.g., by stock split, stock dividend or recapitalization); or (iii) a combination of shares of Common Stock (e.g., by reverse stock split or recapitalization).

     The Series B Preferred Shares rank prior to the Company's Common Stock with respect to distribution of the Company's assets in the event of liquidation, dissolution or winding up of the Company, whether voluntarily or involuntarily. In the event of liquidation, dissolution, or winding up, the Company may make no distribution to the holders of its Common Stock unless and until the holders of the outstanding Series B Shares receive the Face Value thereof plus the accrued Premium thereon through the date of the final distribution.

     The Series B Preferred Stock and Warrants were sold to: Capital Ventures International, C.C. Investments LDC and Proprietary Convertible Investment Group, Inc. (the "Series B Preferred Stockholders"). The sale of the Series B Shares and of the related Warrants was intended to comply with the Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and, pursuant to the regulations promulgated thereunder, the Company filed a Form D in accordance with Regulation D promulgated under the Securities Act. Based upon the representations of the Series B Preferred Stockholders, the Company has reason to believe that each of the Series B Preferred Stockholders, among others, is an "accredited investor" as that term is defined in Rule 501(a) of Regulation D, acquired the Series B Shares for investment purposes, and were furnished with the information that each such Series B Preferred Stockholder or its counsel requested. The Company did not engage in a general solicitation of offers to purchase the Series B Shares.

     Pursuant to the terms of the Series B Preferred Stock the Company is not permitted to pay dividends on its Common Stock prior to August 26, 1998, the first anniversary of the date of issuance of the Series B Preferred Stock.

13)  SUBSEQUENT EVENTS

     At a closing on October 28, 1997, the Company sold in a private placement Senior Subordinated Convertible Notes (the "Notes") having an aggregate face value of $10,000,000 and warrants (the "Notes Warrants") to purchase up to 106,700 shares of Common Stock to two institutional investors for gross proceeds of $10,000,000.

     The principal of the Notes is payable on October 28, 2002. The unpaid principal of each Note accrues interest at the rate of 16% per year payable in cash until the later of (i) the date of filing of a registration statement (the "Notes Registration Date") covering the shares of Common Stock underlying the Notes and the Notes Warrants (the "Registrable Securities"), and (ii) a date between 180 and 270 days after October 27, 1997, selected by the Company (the "Variable Conversion Date"). Thereafter, interest on the unpaid principal accrues at the rate of 8% per year payable in cash or, at the Company's option subject to certain conditions, shares of Common Stock calculated at a price per share equal to 95% of the Recent Market Price. The "Recent Market Price" as of any date is the lowest market price at which shares of Common Stock traded at any time during the five trading days immediately preceding such date. During the occurrence of an Event of Default (discussed below), the outstanding principal amount and accrued but unpaid interest will accrue interest at a rate of the lower of the Citibank Prime Rate per year plus 8% and the highest rate permitted by law.

     The holder of each Note may convert all or a portion of such Note into shares of Common Stock prior to October 28, 2002. Prior to the Variable Conversion Date, each Note converts into shares of Common Stock at 120% of the Recent Market Price as of October 27, 1997. Following the Variable Conversion Date, each Note converts at a conversion price per share equal to the Applicable Percentage (as defined below) multiplied by the lesser of: (i) 125% of the Recent Market Price as of October 27, 1997, as of the Variable Conversion Date or (if later) as of the Notes Registration Date, whichever is least (the "Ceiling Price"), and (ii) the Recent Market Price as of the date on which the conversion notice is sent. The Applicable Percentage is a percentage ranging from 100% to 92.5% depending upon the date that the Company chooses as the Variable Conversion Date. Notwithstanding the above, the holder of a Note may on any date elect to fix permanently with respect to all or a portion of the Note the conversion price per share in effect on such date, in which event the Note (or portion thereof) must be converted within 90 days thereafter. The Company may block any conversion if the per share conversion price is less than 60% of the Ceiling Price by offering to redeem for cash the Note (or portion thereof) that the holder thereof would otherwise have converted for a price equal to the fair market value of the shares of Common Stock that would have been issued plus accrued interest on the Note (or portion thereof) so redeemed.

     After October 27, 1999, the Company may elect to redeem the Notes, in whole or in part, at 105% of their face value plus accrued but unpaid interest, provided that the Recent Market Price has been equal to or greater than the Ceiling Price for 75 consecutive trading days immediately preceding the date of the redemption notice and for the fifteen trading days commencing on that date.

     Events of Default for purposes of the Notes include: (a) the Company's failure to make payments due under the Notes; (b) the Company's failure to maintain the listing of its shares of Common Stock; (c) the registration statement registering the Registrable Securities is not declared effective by a certain date; (d) such registration statement is not available for use by the holders of Registrable Securities for a certain period of time; (e) the Company's failure to deliver appropriate stock certificates; (f) the Company fails to comply with any of its other payment obligations or other material agreements under the Notes, the Notes Warrants, or the related agreements (the "Notes Agreements"); (g) the presence of a material misrepresentation in the Notes Agreement; (h) the

Company defaults under any of its senior debt such that the holder thereof has a right of acceleration; (i) the Company sells or otherwise disposes of all or substantially all of its assets; or (j) the occurrence of certain events related to bankruptcy.

     The Notes Warrants may be exercised in whole or in part from time to time until October 28, 2002. The exercise price per share of each Notes Warrant equals the Recent Market Price as of October 27, 1997, the Variable Conversion Date and (if later) the Notes Registration Date, whichever is lowest. Notwithstanding the foregoing, the holder of a Notes Warrant may elect a cashless exercise of such Notes Warrant.

     The number of shares of Common Stock issuable upon conversion of the Notes and exercise of the Notes Warrants, and the conversion price and exercise price, respectively, thereof, are subject to anti-dilution provisions, and may be adjusted, among others, upon (i) the issuance of stock dividends, or the occurrence of stock splits, reclassifications, recapitalizations, or similar events; (ii) any consolidation, merger, reorganization or similar fundamental restructuring; or (iii) the issuance of shares of Common Stock or convertible securities for consideration below a specified discount below the market price of the Common Stock.

     Shoreline Pacific Institutional Finance, the Institutional Division of Financial West Group ("Shoreline"), acted as placement agent for the offering of the Notes and the Notes Warrants. As compensation for its services as placement agent, Shoreline received a cash commission of $500,000, representing 5% percent of the gross proceeds of the offering. In addition, the Company issued four warrants to purchase up to an aggregate of 31,250 shares of Common Stock with the same terms as the Notes Warrants to certain designees of Shoreline.

14)  RECONCILIATION OF NET LOSS PER COMMON AND COMMON EQUIVALENT SHARE.

At September 30, 1997, the Company recorded accretion of $1.2 million representing the 6% premium and 5% conversion discount on the Series B Shares. The Company's also recorded dividends on the Series A Preferred Stock. The dividends on the Series A Preferred Stock were $6,000 and $99,000 for the three and nine-month periods ended September 30, 1997. The following is a reconciliation of the net loss per common and common equivalent share.


                                                    THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                                    --------------------------------      -------------------------------
                                                        1997               1996               1997               1996
                                                    ------------       -------------      ------------       ------------

Net loss                                             $(7,889,634)      $(12,517,163)      $(18,617,368)      $(26,126,913)
Dividends on Series A Preferred Stock                     (6,049)                --            (98,825)                --
Accretion on Series B Preferred Stock                 (1,193,045)                --         (1,193,045)                --
Loss attributable to Common Shareholders             $(9,088,728)      $(12,517,163)      $(19,909,238)      $(26,126,913)

Net loss per common and Common equivalent share      $     (1.08)      $      (2.13)      $      (2.57)      $      (4.25)

Weighted average number of common
  and common equivalent shares outstanding             8,432,963          5,868,598          7,759,370          6,146,821


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     Selfcare, Inc. (the "Company" or "Selfcare") is engaged in the development, manufacture, and marketing of self-test diagnostic products for the diabetes, women's health and infectious disease markets, as well as the marketing of nutritional supplement products, several of which are targeted primarily at the women's health market. The Company's existing and planned products are targeted at the two largest existing markets for self-care diagnostics, diabetes management and women's health, as well as the emerging market for self-tests for infectious diseases and agents, including human immunodeficiency viruses ("HIV"). An important part of the Company's business strategy is to enter into strategic alliances, joint ventures and licensing arrangements with third parties, primarily medical products companies, for the development, manufacture, and distribution of certain products. The Company is also pursuing a strategy of selective acquisitions of companies; assets and technologies, which it believes, will enhance its ability to deliver innovative diagnostic products to the marketplace at a low cost.

RESULTS OF OPERATIONS

     Net Revenues. Net revenues increased $9.8 million, or 258%, to $13.6 million for the three months ended September 30, 1997 from $3.8 million for the three months ended September 30, 1996. Net revenues increased $26.3 million, or 289%, to $35.4 million for the nine months ended September 30, 1997 from $9.1 million for the nine months ended September 30, 1996. The Company acquired a 57.1% interest in Orgenics Ltd. ("Orgenics"); a company that manufactures and sells professional diagnostic test kits for infectious disease agents, in October 1996 and as of September 30, 1997 the Company owned 97.0% of the shares of Orgenics. The Company also purchased a line of nutritional supplements ("Nutritional Supplement Lines") from American Home Products ("AHP") in February 1997 (the "Nutritional Supplement Lines Acquisition"). The results for the three months ended September 30, 1997 included revenues of $2.8 million and $5.7 million for these businesses, respectively and revenues for the nine months ended September 30, 1997 for these businesses amounted to $8.6 million and $12.6 million, respectively. Increased demand for the Company's pregnancy and ovulation prediction products was also a significant contributor to revenue growth.

     Gross profit. Gross profit increased by $6.1 million or 653% to $7.0 million for the quarter ended September 30, 1997 from $0.9 million for the quarter ended September 30, 1996. Gross profit increased $15.1 million or 575% to $17.7 million for the nine months ended September 30, 1997 from $2.6 million in the nine months ended September 30, 1996. Gross profit as a percentage of net revenues increased to 51.3% and 50.0%, respectively, of net revenues in the three and nine months ended September 30, 1997 from 24.4% and 28.8% of net revenues during the respective periods in 1996. Gross profits from the recently acquired businesses added $5.6 million and $13.7 million of the overall increase in gross profit for the three and nine-month periods ended September 30, 1997. As a percentage of the units' respective sales, the gross profits from sales of Orgenics and the Nutritional Supplement Lines were 62.4% and 66.9% respectively for the quarter ended September 30, 1997, and 65.4% and 64.3% for the nine months ended September 30, 1997.

     Research and Development Expense. Research and development expense increased by $3.0 million or 180% for the three months ended September 30, 1997 to $4.6 million from $1.6 million for the three months ended September 30, 1996. Research and development expense increased by $7.7 million or 187% to $11.9 million for the nine months ended September 30, 1997 from $4.2 million for the nine months ended September 30, 1996. The increase was primarily due to expenses incurred in connection with the development of the Company's electrochemical blood glucose monitoring system and increased spending on research related to non-invasive blood glucose technologies. These research and development activities accounted for $2.4 million and $6.6 million of the increases during the three and nine-month periods. The Company expects to continue to spend significant amounts on research and development throughout the balance of 1997 and in 1998.

     Charge for In Process Research and Development. A portion of the purchase price of the Company's 97.0% interest in Orgenics was allocated to in process research and development projects that did not achieve technological feasibility and did not have future alternative uses. See Note 7 of "Notes to Consolidated Financial Statements."

     Selling, General, and Administrative Expense. Selling, general, and administrative expense increased $4.3 million or 174% to $6.7 million for the three months ended September 30, 1997 from $2.4 million for the three months ended September 30, 1996. Selling, general, and administrative expense increased $11.2 million or 179% to $17.4 million for the nine months ended September 30, 1997 from $6.2 million for the nine months ended September 30, 1996. The increase was primarily attributable to the Orgenics and Nutritional Supplement Lines businesses that were acquired by the Company. The aggregate selling, general and administrative costs incurred by these businesses were $3.5 million and $8.6 million, respectively, for the three- and nine-month periods ended September 30, 1997. Additionally, the Company expanded marketing efforts on its pregnancy and ovulation prediction products in the United

States and Europe, and hired additional staff to support the Company's operations. Selling, general, and administrative expense, as a percentage of net revenues, decreased during the three and nine months ended September 30, 1997 as compared to the same periods in 1996. Selling, general, and administrative expenses were 49.3% and 49.2%, respectively, of net revenues for the three and nine months ended September 30, 1997 compared to 64.4% and 68.6%, respectively, for the three and nine months ended September 30, 1996.

     Noncash Compensation Expense. Substantially all of the non-cash compensation expense for the three and nine months ended September 30, 1996 related to certain stock options granted to certain employees of the Company. For the nine months ended September 30, 1996 the non-cash compensation expense related to a stock option granted to the Company's Chief Executive Officer in August 1995 was $3,240,000. Non-cash compensation expense of $680,000 for both the three and nine month periods ended September 30, 1996 related to stock options granted to certain employees that were contingent on certain goals which have been met. In accordance with SFAS No. 123, Accounting for Stock Based Compensation, the Company recorded non-cash compensation expense of $77,000 for stock options to outside consultants. The remaining $63,000 and $188,000 of non-cash compensation expense for the three and nine months ended September 30, 1996, respectively, relates to the amortization of deferred compensation pertaining to the grant of certain stock options to employees. For the three and nine months ended September 30, 1997, the amortization of deferred compensation pertaining to the grant of certain stock options was $38,000 and $113,000, respectively. The deferred compensation will be fully amortized as of December 31, 1997.

     Interest and Other Income (Expense). For the three and nine months ended September 30, 1997 the Company incurred $1.5 million and $3.3 million in interest expense, respectively. In 1995, the Company issued notes payable (the "Cambridge Diagnostics Notes") and common stock warrants (the "Cambridge Diagnostics Warrants") to individual investors for gross proceeds of $3,030,000. Of this amount, $3,000,000 relates to the Cambridge Diagnostics Notes, which bear interest at 10%. In October 1996, the Company purchased 200,000 common shares of Enviromed, plc ("Enviromed") and agreed to purchase EN PLC Limited Partnership's ("EN PLC") holding of 7,961,386 common shares of Enviromed for a promissory note with a principal amount of approximately $3.8 million (the "EN PLC Note"). For the three and nine months ended September 30, 1997, the Company incurred $72,000 and $251,000 of interest expense, respectively, on the Cambridge Diagnostics Notes and $95,000 and $253,000 of interest expense, respectively, on the note payable to EN PLC. The Company incurred $106,000 and $258,000 of interest expense on the AHP Note for the three and nine-month periods ended June 30, 1997. In addition, during the three and nine-month periods ended September 30, 1997, the Acquisition Subsidiary incurred $492,000 and $1.3 million of interest expense, respectively, related to loans from Fleet National Bank ("Fleet"). Orgenics incurred $76,000 and $411,000 of interest expense related to short and long-term bank debts for the three and nine-month periods ended September 30, 1997. For the three and nine months ended September 30, 1996, the Company incurred $76,000 and $226,000 of interest expense, respectively, on the Cambridge Diagnostics Notes. For the three months ended September 30, 1996, the Company also recognized $8.6 million of non-cash interest expense relating to the Cambridge Diagnostics Warrants granted in November 1994. The charge related to the increase in the fair market value of the related equity as compared to the estimated fair market value at June 30, 1996. For the nine months ended September 30, 1996, the non-cash interest expense relating to the aforementioned warrants was $14.1 million. Interest income increased by $57,000 and $339,000 for the three and nine months ended September 30, 1997 as compared to the same periods last year, primarily due to larger cash balances. The Company's subsidiary in Inverness, Scotland accrued $28,000 and $85,000 for the three and nine months ended September 30, 1997, representing a 6% dividend payable on its outstanding cumulative redeemable preference shares, as compared to $35,000 and $81,000 for the three and nine months ended September 30, 1996.

     Minority Interest. The Company recorded an expense of $15,000 for the three months ended September 30, 1997 and $145,000 for the nine months ended September 30, 1997 representing the minority shareholders' portion of the subsidiaries that are not wholly owned by the Company. All of the subsidiaries owned by the Company during the nine months ended September 30, 1996 were (and are still) wholly owned by the Company.

     Foreign Currency Translation. Fluctuations in foreign currency did not significantly impact revenue performance measured in U.S. dollars for the three and nine months ended September 30, 1997. Substantially all of the Company's foreign sales are paid in the functional currency of the selling entity. The Company recorded an unrealized loss of $717,000 for the nine months ended September 30, 1997 related to foreign currency translation of intercompany balances.

     Net Loss. For the three months ended September 30, 1997, the Company had a net loss of $7.9 million or ($1.08) per common and common equivalent share compared to a net loss of $12.5 million or ($2.13) per common and common equivalent share for the three months ended September 30, 1996. The net loss for the nine months ended September 30, 1997 was approximately $18.6 million or ($2.57) per common and common equivalent share compared to a net loss of $26.1 million or ($4.25) per common and common equivalent share for the nine months ended September 30, 1996. The results for 1996 and 1997 included significant non-recurring, non-cash charges.

     For the quarter ended September 30, 1997, earnings before interest, taxes, depreciation and amortization ("EBITDA") before non-recurring, non-cash charges was a loss of $2.7 million or ($0.32) per common and common equivalent share compared to a loss of $2.9 million or ($0.49) per common and common equivalent share for the quarter ended September 30, 1996. For the nine months ended September 30, 1997, EBITDA before non-recurring, non-cash charges was a loss of $7.9 million or ($1.01) per common and common equivalent share compared to a loss of $7.1 million or ($1.16) per common and common equivalent share for the nine months ended September 30, 1996.

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

     On August 26, 1997, the Company sold in a private placement an aggregate of 8,000 shares of Series B Convertible Preferred Stock, par value $.001 per share, of the Company (the "Series B Shares") and warrants (the "Warrants") to purchase an aggregate of 114,628 shares of Common Stock (the "Warrant Shares") to Capital Ventures International, C.C. Investments LDC and Proprietary Convertible Investment Group, Inc. at an aggregate purchase price of $8,000,000. Each Series B Share accrues a premium of 6% per annum (the "Premium"). The Series B Shares are convertible into shares (the "Conversion Shares") of Common Stock. The actual number of Conversion Shares issuable upon conversion of a Series B Share is equal to the aggregate stated value per share (the "Face Value") (i.e., $1,000 per share), plus any accrued but unpaid Premium through the date of such conversion, divided by (x) if the conversion occurs on or before December 31, 1997, a conversion price of $13.9581 per share (the "Fixed Conversion Price"),
(y) in the case of conversions after December 31, 1997, and before May 24, 1998, a conversion price equal to the lower of the Fixed Conversion Price and the average of the five lowest closing bid prices of the Common Stock during the thirty trading days preceding such conversion (the "Variable Conversion Price"), and (z) in the case of conversions after May 24, 1998, a conversion price equal to the lower of the Fixed Conversion Price and 95% of the Variable Conversion Price then in effect. See Note 12 of "Notes to Consolidated Financial Statements."

     At September 30, 1997, the Company had cash and cash equivalents of $12.6 million, a $2 million decrease from December 31, 1996. The net cash used in operating activities in the nine months ended September 30, 1997 was $14.7 million due largely to net losses of $18.6 million. However, the net loss includes non-cash charges (described above) totaling $6.2 million. Other uses of cash in operating activities included an increased funding of accounts receivable and inventory of $4.4 million during the nine months ended September 30, 1997, reflecting the Company's increase in sales. Cash was provided for operations in part by an increase in accounts payable, accrued expenses, and other current liabilities of $2.6 million during the nine months ended September 30, 1997. During the nine months ended September 30, 1997, the Company used $4.5 million to purchase property and equipment. Approximately $2.4 million spent on property and equipment during the nine months ended September 30, 1997 was for the Company's facility in Inverness, Scotland. The Company loaned <C163>350,000 (approximately $572,000) to Enviromed during the nine months ended September 30, 1997. The bridge loan from Fleet in connection with the Nutritional Supplement Lines Acquisition (the "AHP Bridge Loan") of $5.0 million was repaid on June 4, 1997.

     At a closing on October 28, 1997, the Company sold in a private placement Senior Subordinated Convertible Notes (the "Notes") having an aggregate face value of $10,000,000 and warrants (the "Notes Warrants") to purchase up to 106,700 shares of Common Stock to two institutional investors for gross proceeds of $10,000,000. The principal of the Notes is payable on October 28, 2002. The unpaid principal of each Note accrues interest at the rate of 16% per year payable in cash until the later of (i) the date of filing of a registration statement (the "Notes Registration Date") covering the shares of Common Stock underlying the Notes and the Notes Warrants (the "Registrable Securities"), and
(ii) a date between 180 and 270 days after October 27, 1997, selected by the Company (the "Variable Conversion Date"). Thereafter, interest on the unpaid principal accrues at the rate of 8% per year payable in cash or, at the Company's option subject to certain conditions, shares of Common Stock calculated at a price per share equal to 95% of the Recent Market Price. The "Recent Market Price" as of any date is the lowest market price at which shares of Common Stock traded at any time during the five trading days immediately preceding such date. See Note 13 of "Notes to Consolidated Financial Statements."

     The Company currently anticipates that its existing capital resources, including funds expected to be generated from operations and other financing activities, will be adequate to satisfy its capital requirements for at least 12 months. No assurance can be given that additional financing, including currently planned financing, will be available, or, if available, that it will be available on acceptable terms. If additional funds are raised by issuing equity securities, further dilution to then existing stockholders will result. If adequate funds are not available, the Company may be required to significantly curtail one or more of its research and development programs, or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies or products which the Company would otherwise pursue on its own.

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

     The Company will be subject to risks normally associated with debt financing, including the risk that the Company's cash flow will be insufficient to meet required payments of principal and interest. As of September 30, 1997, the Company had $52.7 million of outstanding debt, including $23.0 million remaining due on the term loan from Fleet taken in connection with the Nutritional Supplement Lines Acquisition (the "AHP Term Loan") which was used to pay part of the cash portion of the consideration payable to AHP under the terms of the Nutritional Supplement Lines Acquisition. This outstanding indebtedness, together with restrictions in the Company's financing instruments, may limit the Company's ability to obtain additional debt financing in the future and to respond to changing business and economic conditions and could adversely affect its ability to effect its business strategies. In addition, because certain of the Company's debt, including the AHP Term Loan, bears interest at floating rates, an increase in interest rates could adversely affect the Company's ability to meet its debt service obligations.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is currently a party to or affected by litigation in several matters which are described in the Company's 1996 Report on Form 10-KSB/A (see
Item 3, "Legal Proceedings") and in a Registration Statement on Form SB-2, filed by the Company with the Securities and Exchange Commission on January 16, 1997, as amended (see "Risk Factors-Risks Related to Certain Licensing Arrangements" and "Business-Legal Proceedings").

     There is ongoing litigation in connection with certain patent and proprietary rights related to HIV technology owned by Institut Pasteur (the "Pasteur HIV Technologies"), which has been licensed by Pasteur Sanofi Diagnostics to Cambridge Biotech Corporation ("Cambridge Biotech") and in which the Company derives an economic interest through the sale of products incorporating the Pasteur HIV Technologies by a company known as Cambridge Affiliate, which is 51% owned by bioMerieux Vitek, Inc. (which has purchased the interest of Cambridge Biotech) and 49% owned by the Company. In April 1997, Pasteur Sanofi Diagnostics filed a petition for certiorari, asking the United States Supreme Court to review the decision of a three judge panel of the Circuit Court of Appeals for the First Circuit, that Cambridge Biotech was entitled to assume its license agreements with Pasteur Sanofi Diagnostics. On June 27, 1997, the United States Supreme Court denied Pasteur Sanofi Diagnostics' petition for writ of certiorari. No petition for rehearing was filed and the time for filing such a petition has passed.

     On July 18, 1997, a hearing was held on the merits of the appeals to the United States District Court for the District of Massachusetts by Institut Pasteur and Genetic Systems Corporation, of the rulings by the United States Bankruptcy Court for the District of Massachusetts (Western District) that Cambridge Biotech may sell products incorporating the Pasteur HIV Technologies in the United States. The District Court affirmed the rulings of the United States Bankruptcy Court and Institut Pasteur and Genetic Systems Corporation have appealed the decisions of the District Court.


ITEM 2. CHANGES IN SECURITIES

     On August 26, 1997, the Company sold in a private placement an aggregate of 8,000 shares of Series B Convertible Preferred Stock, par value $.001 per share, of the Company (the "Series B Shares") and warrants (the "Warrants") to purchase an aggregate of 114,628 shares of Common Stock (the "Warrant Shares") to Capital Ventures International, C.C. Investments LDC and Proprietary Convertible Investment Group, Inc. at an aggregate purchase price of $8,000,000. Each Series B Share accrues a premium of 6% per annum (the "Premium"). The Series B Shares are convertible into shares (the "Conversion Shares") of Common Stock. The actual number of Conversion Shares issuable upon conversion of a Series B Share is equal to the aggregate stated value per share (the "Face Value") (i.e., $1,000 per share), plus any accrued but unpaid Premium through the date of such conversion, divided by (x) if the conversion occurs on or before December 31, 1997, a conversion price of $13.9581 per share (the "Fixed Conversion Price"),
(y) in the case of conversions after December 31, 1997, and before May 24, 1998, a conversion price equal to the lower of the Fixed Conversion Price and the average of the five lowest closing bid prices of the Common Stock during the thirty trading days preceding such conversion (the "Variable Conversion Price"), and (z) in the case of conversions after May 24, 1998, a conversion price equal to the lower of the Fixed Conversion Price and 95% of the Variable Conversion Price then in effect.

     A holder of Series B Shares may elect to convert Series B Shares at any time on or after the earlier of (i) the filing of a registration statement (the "Registration Statement") registering the Conversion Shares and (ii) November 24, 1997. After August 26, 1998, the Company may require the conversion of all, but not less than all, of the outstanding Series B Shares, provided, that the closing bid prices of the Common Stock are equal to or greater than 200% of the Fixed Conversion Price for twenty consecutive trading days preceding any such conversion. Any unconverted Series B Shares will automatically convert into shares of Common Stock on August 26, 2000.

     The Series B Shares may also be redeemed under certain circumstances for cash. A holder of Series B Shares may require the Company to redeem any or all of such holder's Series B Shares in the event (each a "Redemption Event") that:
(i) the Company fails to issue the Conversion Shares with respect to any conversion within a required period of time; (ii) the Common Stock is suspended from trading on the American Stock Exchange for an aggregate of ten trading days in any nine month period; (iii) the Registration Statement has not been declared effective by February 28, 1998 or cannot be utilized by the holders of the Series B Shares for an aggregate of more than thirty days (excluding certain permitted blackout periods) in any twelve month period; (iv) the Company fails to remove any restrictive legend on any certificate representing Conversion Shares when required; (v) the Company provides notice to any holder of Series B Shares of its intention not to issue Conversion Shares upon conversion; or (vi) the Company engages in certain corporate reorganizations. With respect to the Redemption Events described in clauses (i) through (v) immediately above, the amount payable upon redemption (the "Redemption Amount") is equal to the product of (i) the highest closing bid price of the Company's Common Stock during the period beginning on the redemption date and the date the Redemption Amount is paid, and (ii) the quotient (the "Quotient") obtained by dividing (x) the Face Value of the Series B Shares being redeemed plus any accrued but unpaid Premium by (y) the conversion price then in effect. With respect to the Redemption Event set forth in (v) immediately above and for redemptions at the option of the Company (described below) on account of certain corporate reorganizations, the Redemption Amount is the lower of (a) 124% of the Face Value being redeemed plus any accrued but unpaid Premium and (b) the product of (i) the fair market value of the consideration payable to the holder of a share of Common Stock in connection with the corporate reorganization and (ii) the Quotient.

     The Company may also redeem (consisting of at least 50% of the then outstanding Series B Shares) outstanding Series B Shares at its option, provided, that the closing bid prices for any five consecutive trading days is less than $9.00. The Redemption Amount in such case is equal to 115% of the Face Value of the Series B Shares plus any accrued but unpaid Premium.

     One-half of the Warrants vested immediately while the remaining Warrants vest on August 25, 1998; provided, however, that to the extent any of the Series B Shares are converted prior to such date, the number of Warrants vesting will be reduced ratably. The Warrants are exercisable at any time until August 25, 2000.

     Both the exercise price and the number of Warrant Shares issuable under the Warrants are subject to anti-dilution provisions, and may be adjusted upon, among others: (i) the issuance by the Company of shares of Common Stock pursuant to a private transaction for no consideration or for a consideration per share of less than 85% of the then market price of such shares; (ii) a subdivision of the shares of Common Stock (e.g., by stock split, stock dividend or recapitalization); or (iii) a combination of shares of Common Stock (e.g., by reverse stock split or recapitalization).

     The Series B Preferred Shares rank prior to the Company's Common Stock with respect to distribution of the Company's assets in the event of liquidation, dissolution or winding up of the Company, whether voluntarily or involuntarily. In the event of liquidation, dissolution, or winding up, the Company may make no distribution to the holders of its Common Stock unless and until the holders of the outstanding Series B Shares receive the Face Value thereof plus the accrued Premium thereon through the date of the final distribution.

     The Series B Preferred Stock and Warrants were sold to: Capital Ventures International, C.C. Investments LDC and Proprietary Convertible Investment Group, Inc. (the "Series B Preferred Stockholders"). The sale of the Series B Shares and of the related Warrants was intended to comply with the Section 4(2) of the Securities Act, and, pursuant to the regulations promulgated thereunder, the Company filed a Form D in accordance with Regulation D promulgated under the Securities Act. Based upon the representations of the Series B Preferred Stockholders, the Company has reason to believe that each of the Series B Preferred Stockholders, among others, is an "accredited investor" as that term is defined in Rule 501(a) of Regulation D, acquired the Series B Shares for investment purposes, and were furnished with the information that each such Series B Preferred Stockholder or its counsel requested. The Company did not engage in a general solicitation of offers to purchase the Series B Shares.

     Pursuant to the terms of the Series B Preferred Stock the Company is not permitted to pay dividends on its Common Stock prior to August 26, 1998, the first anniversary of the date of issuance of the Series B Preferred Stock.

SUBSEQUENT EVENTS:

     At a closing on October 28, 1997, the Company sold in a private placement Senior Subordinated Convertible Notes (the "Notes") having an aggregate face value of $10,000,000 and warrants (the "Notes Warrants") to purchase up to 106,700 shares of Common Stock to two institutional investors for gross proceeds of $10,000,000.

     The principal of the Notes is payable on October 28, 2002. The unpaid principal of each Note accrues interest at the rate of 16% per year payable in cash until the later of (i) the date of filing of a registration statement (the "Notes Registration Date") covering the shares of Common Stock underlying the Notes and the Notes Warrants (the "Registrable Securities"), and (ii) a date between 180 and 270 days after October 27, 1997, selected by the Company (the "Variable Conversion Date"). Thereafter, interest on the unpaid principal accrues at the rate of 8% per year payable in cash or, at the Company's option subject to certain conditions, shares of Common Stock calculated at a price per share equal to 95% of the Recent Market Price. The "Recent Market Price" as of any date is the lowest market price at which shares of Common Stock traded at any time during the five trading days immediately preceding such date. During the occurrence of an Event of Default (discussed below), the outstanding principal amount and accrued but unpaid interest will accrue interest at a rate of the lower of the Citibank Prime Rate per year plus 8% and the highest rate permitted by law.

     The holder of each Note may convert all or a portion of such Note into shares of Common Stock prior to October 28, 2002. Prior to the Variable Conversion Date, each Note converts into shares of Common Stock at 120% of the Recent Market Price as of October 27, 1997. Following the Variable Conversion Date, each Note converts at a conversion price per share equal to the Applicable Percentage (as defined below) multiplied by the lesser of: (i) 125% of the Recent Market Price as of October 27, 1997, as of the Variable Conversion Date or (if later) as of the Notes Registration Date, whichever is least (the "Ceiling Price"), and (ii) the Recent

Market Price as of the date on which the conversion notice is sent. The Applicable Percentage is a percentage ranging from 100% to 92.5% depending upon the date that the Company chooses as the Variable Conversion Date. Notwithstanding the above, the holder of a Note may on any date elect to fix permanently with respect to all or a portion of the Note the conversion price per share in effect on such date, in which event the Note (or portion thereof) must be converted within 90 days thereafter. The Company may block any conversion if the per share conversion price is less than 60% of the Ceiling Price by offering to redeem for cash the Note (or portion thereof) that the holder thereof would otherwise have converted for a price equal to the fair market value of the shares of Common Stock that would have been issued plus accrued interest on the Note (or portion thereof) so redeemed.

     After October 27, 1999, the Company may elect to redeem the Notes, in whole or in part, at 105% of their face value plus accrued but unpaid interest, provided that the Recent Market Price has been equal to or greater than the Ceiling Price for 75 consecutive trading days immediately preceding the date of the redemption notice and for the fifteen trading days commencing on that date.

     Events of Default for purposes of the Notes include: (a) the Company's failure to make payments due under the Notes; (b) the Company's failure to maintain the listing of its shares of Common Stock; (c) the registration statement registering the Registrable Securities is not declared effective by a certain date; (d) such registration statement is not available for use by the holders of Registrable Securities for a certain period of time; (e) the Company's failure to deliver appropriate stock certificates; (f) the Company fails to comply with any of its other payment obligations or other material agreements under the Notes, the Notes Warrants, or the related agreements (the "Notes Agreements"); (g) the presence of a material misrepresentation in the Notes Agreements; (h) the Company defaults under any of its senior debt such that the holder thereof has a right of acceleration; (i) the Company sells or otherwise disposes of all or substantially all of its assets; or (j) the occurrence of certain events related to bankruptcy.

     The Notes Warrants may be exercised in whole or in part from time to time until October 28, 2002. The exercise price per share of each Notes Warrant equals the Recent Market Price as of October 27, 1997, the Variable Conversion Date and (if later) the Notes Registration Date, whichever is lowest. Notwithstanding the foregoing, the holder of a Notes Warrant may elect a cashless exercise of such Notes Warrant.

     The number of shares of Common Stock issuable upon conversion of the Notes and exercise of the Notes Warrants, and the conversion price and exercise price, respectively, thereof, are subject to anti-dilution provisions, and may be adjusted, among others: upon (i) the issuance of stock dividends, or the occurrence of stock splits, reclassifications, recapitalizations, or similar events; (ii) any consolidation, merger, reorganization or similar fundamental restructuring; or (iii) the issuance of shares of Common Stock or convertible securities for consideration below a specified discount below the market price of the Common Stock.

     Shoreline Pacific Institutional Finance, the Institutional Division of Financial West Group ("Shoreline"), acted as placement right for the offering of the Notes and the Notes Warrants. As compensation for its services as placement agent, Shoreline received a cash commission of $500,000, representing 5% percent of the gross proceeds of the offering. In addition, the Company issued four warrants to purchase up to an aggregate of 31,250 shares of Common Stock with the same terms as the Notes Warrants to certain designees of Shoreline.

     The sale of the warrants and of the Notes Warrants was intended to comply with section 4(2) of the Securities Act, and, pursuant to the regulations promulgated thereunder, the Company filed a Form D in accordance with Regulation D promulgated under the Securities Act. Based upon the representations of the purchasers of the Notes, the Company has reason to believe that each of such purchasers, among others is an "accredited investor" as that term is defined in Rule 501(a) of Regulation D, acquired the Notes for investment purposes, and were furnished with the information that each such purchaser or its counsel requested. The Company did not engage in a general solicitation of offers to purchase the Notes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.   EXHIBITS:

           EXHIBIT NUMBER              TITLE


                10.1    Amendment dated August 6, 1997, to
                        Manufacturing Agreement dated March 22, 1996, between the Company and Princeton Biomeditech Corporation

                99.1 Registration Rights Agreement, dated August 26, 1997, by and among the Company and the Series B Preferred Stockholders (incorporated by reference to Exhibit 99.1 to the Company's registration statement on Form S-3 as filed with the Securities Exchange Commission on October 15, 1997)

                99.2 Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of Selfcare, Inc. (incorporated by reference to Exhibit 99.2 to the Company's registration statement on Form S-3 as filed with the Securities Exchange Commission on October 15,
                        1997)

                99.3 Securities Purchase Agreement, dated August 26, 1997, by and among the Company and each of the Series B Preferred Stockholders (incorporated by reference to Exhibit 99.3 to the Company's registration statement on Form S-3 as filed with the Securities Exchange Commission on October 15, 1997)

                99.4 Form of Warrant to Purchase Shares of Common Stock of the Company issued to each of the Series B Investors (incorporated by reference to Exhibit 99.4 to the Company's registration statement on Form S-3 as filed with the Securities Exchange Commission on October 15,
                        1997)

                99.5 Securities Purchase Agreement, dated as of October 27, 1997, by and between the Company, Elliott Associates, L.P. and Westgate
                        International, L.P.

                99.6 Registration Rights Agreement, dated as of October 27, 1997, by and between the Company, and Elliott Associates, L.P. and Westgate
                        International, L.P.

                99.7 Form of Senior Subordinated Convertible Note due October 28, 2002

                99.8    Form of Common Stock Purchase Warrant
                        Certificate dated as of October 27, 1997

                27      Financial Data Schedule

b.   REPORTS ON FORM 8-K:

     The Company filed no reports on Form 8-K during the three-month period ended September 30, 1997.

                                  SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        SELFCARE, INC.


Date: November 13, 1997                 /s/ Anthony H. Hall
                                        ------------------------------------
                                        Anthony H. Hall,
                                        Chief Financial Officer
                                        and an authorized officer