Form 10KSB
period 1997-12-31
SELFCARE INC
filed 1998-03-31
CIK 915901

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB
                (MARK ONE)
                [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                [  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM                TO
                        COMMISSION FILE NUMBER 00-20871

                                 SELFCARE, INC.
                 (Name of Small Business Issuer in Its Charter)

                   DELAWARE                                      04-3164127
       (State or Other Jurisdiction of                        I.R.S. Employer
        Incorporation or Organization)                      Identification No.)
 200 PROSPECT STREET, WALTHAM, MASSACHUSETTS                       02154
   (Address of Principal Executive Offices)                      (Zip Code)

                                 (617) 647-3900
                (Issuer's Telephone Number, Including Area Code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                           Name of Each Exchange
             Title of Each Class                            on which registered
             -------------------                           ---------------------
             Common Stock, $0.001                         American Stock Exchange
             per share par value

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                            ------------------------
                                 Title of Class

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No
__.

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's revenues for its most recent fiscal year ended December 31, 1997 were $52,250,371.

     The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the registrant's stock on the American Stock Exchange on February 2, 1997 was $52,130,475.

     As of February 2, 1998 the Registrant had 9,751,419 shares of common stock, par value $0.001 per share, outstanding.

     Transitional Small Business Disclosure Format (check one):  Yes __ No X

                      DOCUMENTS INCORPORATED BY REFERENCE:

     The information required by Items 9, 10, 11 and 12 of Part III of this Annual Report on Form 10-KSB is hereby incorporated by reference from the Company's definitive Proxy Statement with respect to its 1998 Annual Stockholders' meeting to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.
================================================================================

                                     PART I

     This report on Form 10-KSB contains forward-looking statements that involve risk and uncertainties including, but not limited to, product demand, market acceptance, changing economic conditions, risks in product and technology development, regulatory approvals, the effect of the Company's accounting policies and other risk factors detailed in the Company's filings with the Securities and Exchange Commission.

ITEM 1.  DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT.

     Selfcare, Inc. (the "Company" or "Selfcare"), was incorporated in Delaware on August 25, 1992 and acquired its predecessor company, Superior Sensors, Inc., by merger on September 15, 1992. The company's principal executive offices are located at 200 Prospect Street, Waltham, Massachusetts 02154 and its telephone number is (781) 647-3900.

BUSINESS OF REGISTRANT.

  Principal Products, Markets and Strategy

     Selfcare is engaged in the development, manufacture and marketing of self-test diagnostic products for the diabetes, women's health and infectious disease markets, as well as the marketing of nutritional supplement products, several of which are targeted primarily at the women's health market. The Company's existing and planned self-test products are targeted at the two largest existing markets for self-care diagnostics, diabetes management and women's health, as well as the emerging market for self tests for infectious diseases and agents, including HIV. As part of its strategy for addressing the diabetes management market, the Company has entered into an exclusive worldwide alliance and distribution agreement with LifeScan, Inc., a subsidiary of Johnson & Johnson ("LifeScan"), and recently acquired Can-Am Care Corp., a supplier of diabetes care products. Under the terms of the alliance with LifeScan ("LifeScan Alliance"), Selfcare manufactures and LifeScan distributes Selfcare's proprietary electrochemical blood glucose monitoring system for the management of diabetes. In addition, the Company has commenced commercial production and marketing of disposable generic test strips that can be used in electrochemical blood glucose monitoring systems currently sold by another leading manufacturer.

     In the women's health market, Selfcare is currently marketing home pregnancy and ovulation prediction tests under the Selfcare brand name and under various private labels. Pregnancy products packaged and distributed by Selfcare are currently available on a private label basis or under the Selfcare brand in approximately 90% of U.S. pharmacy chain outlets, including Wal-Mart, Walgreens, CVS/Pharmacy, Eckerd Drug, Osco Drug, Revco Pharmacy and Target Stores. On February 19, 1997, the Company acquired from American Home Products Corporation ("AHP") the U.S. rights to several nutritional supplement product lines (the "Nutritional Supplement Lines"), which had domestic sales of approximately $24.0 million in 1996, for consideration totaling $36.0 million (the "Nutritional Supplement Lines Acquisition"). Included in these product lines are Stresstabs
(R)(a B-complex vitamin with folic acid), Stresstabs plus iron, Ferro-Sequels
(R)(an iron supplement) and Posture (R)(a calcium supplement), which are targeted primarily at the women's health market. The Company expects to continue to expand its women's health product line with products supplied by or co-developed with third-party manufacturers, as well as products developed by the Company.

     Through its wholly owned Irish subsidiary, Cambridge Diagnostics Ireland Limited ("Cambridge Diagnostics"), the Company is currently producing diagnostic test kits primarily for detecting antibodies to HIV. The Company also produces other tests for the detection of hepatitis and Lyme disease infections. In addition, Orgenics, Ltd., a wholly owned Israeli subsidiary ("Orgenics"), develops, manufactures, and markets self-contained test kits for the professional market which detect antibodies and/or infectious agents, including those associated with AIDS and chlamydia.

  Diabetes Products under Development

     FastTake(TM). The Company's principal product for the diabetes market is an electrochemical, biosensor-based blood glucose monitoring system being distributed by LifeScan. The system, to be known as FastTake(TM), consists of an instrument, referred to as a meter, and a disposable test strip. The meter component of the system incorporates all of the significant features of the leading systems currently on the market, including results displayed in less than 30 seconds, a large, easy-to-read display to assist visually impaired users, and a simple user interface. The test strips to be used with the system have been improved by the implementation of careful process control in the manufacturing of such strips which the Company believes will result in a more consistent product than the test strips currently on the market. In September 1996, the Company received regulatory clearance from the U.S. Food and Drug Administration (the "FDA") for the system. In conjunction with LifeScan, the Company subsequently undertook certain enhancements to the user interface features for the system. However, the underlying chemistry and function of the disposable strips for the enhanced version of the system (hereinafter referred to as "FastTake(TM)") were not changed from those of the prior version of FastTake(TM).

     On October 9, 1996, the Company and LifeScan entered into a distribution agreement (the "Distribution Agreement") with respect to FastTake(TM), pursuant to which Selfcare will supply FastTake(TM) to LifeScan and LifeScan will be the exclusive, worldwide distributor of FastTake(TM). In February 1997, the Company submitted a pre-market clearance notification (a "Section 510(k) Notification") to the FDA pursuant to Section 510(k) of the Federal Food, Drug and Cosmetics Act, as amended (the "FDC Act"), seeking permission from the FDA ("FDA Clearance") to begin commercial distribution of the enhanced version of FastTake(TM). The Company received FDA clearance on June 20, 1997 and commenced manufacture of the system in late 1997 following further testing by LifeScan. Initial shipments to LifeScan commenced in late 1997. The Company's future results of operations depend to a substantial degree on LifeScan's ability to market and sell FastTake(TM). No assurance can be given as to the market acceptance of FastTake(TM). The failure to produce, market and distribute FastTake(TM) successfully would have a material adverse effect on the Company's business, financial condition and results of operations. See "Government Regulation" and "Patents and Proprietary Technology; Trademarks."

     To operate the FastTake(TM), the strip is inserted into the meter, which automatically activates in a standby mode. The user then places a small blood sample obtained by a finger prick on the end of the test strip, which senses the size of the necessary sample and automatically runs the test when the necessary amount of blood is available, providing results in 15 seconds.

     The Company and LifeScan expect FastTake(TM) to become one of LifeScan's principal blood glucose monitoring products, supplementing LifeScan's existing photometric systems. Although LifeScan is currently the leader in the home blood glucose monitoring market, with an estimated U.S. market share of 46% in 1997, LifeScan does not currently market an electrochemical blood glucose monitoring system. The Company believes that the addition of FastTake(TM) to LifeScan's current product line will allow LifeScan to continue to compete successfully in the blood glucose monitoring market.

     Generic Test Strips. Many companies in the blood glucose monitoring industry market products based on an electrochemical, biosensor technology. A complete system consists of a meter and a disposable test strip. Selfcare plans to develop, manufacture, and market disposable, electrochemical, biosensor test strips which can be used in electrochemical blood glucose monitoring meters currently sold by the other leading manufacturers in the United States and Europe. Under the terms of the LifeScan Alliance, the Company cannot develop a generic test strip for FastTake(TM). However, the Company is developing generic test strips for use with several other meters, including Abbott, Inc's ("Abbott") ExacTech(TM) and Companion 2(TM), Bayer's Glucometer Elite(TM) and Boehringer Mannheim's Accu-Chek(R) Advantage(TM). On June 28, 1996, the Company obtained FDA Clearance for its first generic test strip, which is compatible with the ExacTech system sold by Abbott, and the Company commenced shipments of such strips in Europe in the third quarter of 1997.

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

     The Company intends to sell the generic test strips under the Selfcare brand name through the low cost distribution channels that Selfcare has already established for its women's health self-test diagnostic products in the United States and Europe. See "Marketing and Sales." In the future, the Company may offer its generic strips to retailers as private label products. The Company commenced marketing its generic test strip designed to be compatible with Abbott's ExacTech system in Europe in the third quarter of 1997 and intends to commence marketing this generic strip under the name "Excel(TM)" in the United States in the second quarter of 1998.

     The Company currently plans to manufacture future blood glucose-related products at the Company's facilities in Inverness, Scotland (the "Inverness Facility") and Galway, Ireland (the "Galway Facility").

     FastTake(TM) is a trademark of Johnson & Johnson Incorporated. Excel(TM) is a trademark of Selfcare, Inc. Elite is a trademark of Bayer. Accu-Chek and Advantage are trademarks of Boehringer Mannheim. ExacTech and Companion are trademarks of Abbott, Inc.

     In August 1996, the Company, through a wholly-owned subsidiary, Selfcare International GmbH, entered into a supply agreement with A. Menarini Industrie Farmaceutical Riunite S.r.L. of Florence, Italy ("Menarini"). The agreement provides that the Company will be a principal supplier to Menarini of blood glucose strips distributed or to be distributed by Menarini in selected markets in Europe and certain countries in other parts of the world. The blood glucose test strips are manufactured at the Inverness Facility. Shipments under this agreement commenced in early 1998. Under the agreement, Menarini is subject to certain minimum purchases of products from the Company, and the Company has agreed not to supply any third party with such products in the selected markets for the term of the agreement.

  Women's Health Products

     Selfcare is currently marketing pregnancy and ovulation prediction self tests which the Company purchases from third-party manufacturers, principally Princeton BioMeditech Corporation ("Princeton"), and then repackages under private labels, as well as under the Selfcare brand. In order to reduce product costs and ensure quality, Selfcare commenced manufacture of pregnancy sticks in the Galway Facility in early 1997. The Company believes that pregnancy and ovulation prediction tests manufactured by Selfcare will be of the same quality as the tests that are now currently obtained from contract suppliers. In September 1996, the Company entered into an agreement with Nova Biomedical Corporation ("Nova") pursuant to which Nova agreed to repackage and supply Selfcare with early pregnancy and ovulation test kits. The agreement with Nova was terminated in December 1997 and the Company has transferred the repackaging to Consolidated Products and Services, Inc. ("CP&S") of Braintree, Massachusetts. The Company is also developing a birth control aid for introduction in markets outside the United States.

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

     Birth Control Aid. The Company is co-developing a birth control aid with Princeton which will allow a woman to accurately identify the six-day period when she is likely to be able to conceive. Selfcare's birth control aid is designed to allow a woman to perform the test at any time during her monthly cycle, and will yield the information on her fertility status almost immediately utilizing an easy-to-use and read test device similar to the Company's pregnancy tests and fertility monitors. The Company's birth control aid will be a urine-based, estrogen and progesterone test which will give 72-hour notice of ovulation and also indicate the end of a woman's fertile period. The system will use a meter to read a test strip, and will have the capability to store previous test results, as well as to prompt the user to commence testing. To date, the FDA has not permitted such products to be marketed as a contraceptive aid in the United States. Accordingly, this product will initially be introduced in European countries where such claims are permitted. Unilever Corporation ("Unilever") has recently introduced a birth control product in the United Kingdom, Italy and Germany which uses a urine strip and an instrument and currently has a similar product in clinical trials in the United States. Selfcare believes that it may benefit from Unilever's effort to bring a birth control product to the U.S. market. However, there can be no assurance that any such product will be approved for commercialization in the United States.

  Nutritional Supplement Lines

     The Stresstabs(R), Allbee(R) and Z-Bec(R) product lines included in the Nutritional Supplement Lines Acquisition currently represent, according to industry sources, approximately a 16% share of the B-complex vitamin category sold through U.S. drug, food and mass merchandising retail chains. The following table summarizes those Nutritional Supplement Lines which the Company believes will form an important part of its retail marketing strategy:

     NUTRITIONAL SUPPLEMENT PRODUCT                          DESCRIPTION
     ------------------------------                          -----------
Stresstabs*.............................  B-complex vitamin with folic acid (Daily supplements of folic acid have been shown to be
                                          important in preventing various neural tube
                                          defects (NTDs) such as spina bifida and
                                          Anencephaly. Daily supplements of folic acid and
                                          vitamin B(6) and B(12) have been shown to be
                                          important in protecting against the build-up of
                                          homocystein in the blood.)
Stresstabs with Iron*...................  B-complex vitamin with folic acid and iron
Stresstabs with Zinc....................  B-complex vitamin with folic acid and zinc
Ferro-Sequels(R) *......................  Iron supplement (iron supplements help prevent anemia associated with menstruation and other
                                          women's health conditions)
Posture(R)..............................  Calcium supplement (a calcium-rich diet is believed to be the most effective way of
                                          preventing osteoporosis)
Protegra(R).............................  Antioxidant multivitamin and mineral supplement
Allbee..................................  B-complex vitamin with Vitamin E and Vitamin C
Z-Bec...................................  B-complex vitamin with Vitamin C, Vitamin E and zinc

---------------
* Products formulated to address certain women's health requirements.

     In connection with the Nutritional Supplement Lines Acquisition, the Company and AHP entered into supply agreements, pursuant to which AHP agreed to supply the Company with the products for the Nutritional Supplement Lines for up to one year after the closing of the acquisition. The Company purchased such products at agreed upon prices from AHP in quantities based on quarterly forecasts provided by the Company. AHP agreed to manufacture such products itself, or, in the case of products it did not currently manufacture, obtain them from third party suppliers. AHP agreed that the Nutritional Supplement Lines supplied pursuant to such agreements would conform to agreed upon specifications and that they would be manufactured in compliance with applicable laws and regulations, including the FDC Act and Good Manufacturing Practices ("GMP"). The Company was required to establish alternative supply arrangements for these products within one year and completed such arrangements prior to the end of 1997.

     In addition, the Company assumed responsibility for all marketing and sales functions for the Nutritional Supplement Lines, as well as certain administrative functions, including customer service. The Company also became responsible for other administrative functions, including order receipt, billing and collection, and the distribution of all products on May 20, 1997. The Company is marketing the Nutritional Supplement Lines through its existing retail distribution channels, and will seek to expand sales through trade allowances, increased advertising and promotion, and cross-merchandising with other Selfcare products. The Company will also reposition the brands which address specific women's nutritional needs through redesigned packaging and increased emphasis on the products' self-care benefits for women. The Company expects to continue to expand its women's health product line with products supplied by or co-developed with third party manufacturers, as well as products developed by the Company.

     As part of its plans for maintaining and expanding sales of these products, the Company expects to incur substantial marketing and promotional expenses and allowances in 1998 and thereafter. There can be no assurance that these expenditures and allowances will allow the Company to increase or maintain the existing revenue levels from the Nutritional Supplement Lines. The Company's primary product focus to date has been on diagnostic tests of various kinds and except for the limited operating experience during 1997, the Company has not previously marketed nutritional supplements, nor has the Company conducted a national advertising campaign of the scope or magnitude of that which it plans for the Nutritional Supplement Lines. Selfcare is also developing additional nutritional supplement products, but there can be no assurances that these can be successfully introduced.

     Stresstabs, Ferro-Sequels, Posture, Protegra, Albee and Z-Bec, are registered trademarks of Selfcare Consumer Products, Inc ("SCPI").

  Infectious Disease Products

     Selfcare is currently marketing a wide array of professional diagnostic test kits for infectious disease agents, including human immunodeficiency viruses ("HIV"), hepatitis and Lyme disease. In addition, the Company has developed self-test products for HIV 1/2 and other diseases and conditions that mainly effect women. Orgenics, in which the Company owns a 99.8% interest, also markets professional diagnostic kits for HIV, hepatitis and other infectious disease agents, including chlamydia, and is developing several professional diagnostic products in various formats for a variety of other infectious diseases.

     HIV Tests. At its Galway Facility, Selfcare produces two visually-read, rapid test HIV products for the emergency blood screening and clinical diagnostic markets. The first of these tests, the rapid test device ("RTD"), is a membrane-based, rapid enzyme immunoassay ("EIA") test employing recombinant HIV-1 and HIV-2 coated latex attached to a plastic membrane as an antibody capture mechanism. This product has been on the market since June 1991 and is registered for sale in India, a number of European countries, as well as many countries in Africa and the Middle East. The second test is in a patented format licensed from Cambridge Biotech Corporation ("Cambridge Biotech") under the trademarked name Capillus(TM). Capillus is an instrument or visually-read latex agglutination assay employing an acrylic capillary slide to achieve agglutination. The instrument is a simple, low cost, battery-run photometer. The World Health Organization regularly purchases HIV tests for shipment to developing countries, such as India, to be used in major government AIDS control programs. Currently, approximately 33% of the Indian government's requirements for HIV rapid tests are purchased from the Company through the World Health Organization. Approximately the same percentage of such requirements is purchased from Orgenics. With the completion of the acquisition of Orgenics, the Company is now the supplier of approximately two-thirds of these requirements. However, there can be no assurance that the Company will be able to maintain this market share in the future. Capillus is a trademark of Cambridge Biotech.

     At its Galway Facility, the Company also produces an HIV 1/2 microtiter plate screening assay that is used mainly in blood collection and donation centers. Three individual EIA products are also produced for hepatitis-D antigen, total antibody and IgM in human blood serum. Sales are mainly under private label to Murex Ltd. and Sanofi Pasteur.

     In January 1997, Selfcare entered into an agreement with ChemTrak Incorporated ("ChemTrak") pursuant to which ChemTrak appointed Selfcare as its exclusive distributor in Europe, Scandinavia and certain other countries formerly comprising the U.S.S.R., including Russia (the "European Territory"), of ChemTrak's home collection and mail-in HIV testing system. At the time of the agreement ChemTrak was seeking FDA approval to market the product in the United States. As part of this agreement, Selfcare agreed to pursue regulatory approval of the system in each country comprising the European Territory. In addition, Selfcare agreed to establish and operate one or more central testing facilities and offer counseling services to report results and offer counseling to users of the system. ChemTrak retained the right to convert the Company's exclusive distribution rights into non-exclusive rights upon the occurrence of certain events, including the Company's failure to make certain regulatory filings and the Company's failure to maintain market share goals. In June of 1997 ChemTrak informed the Company that it was not commercially reasonable to pursue FDA approval of the HIV testing system. The Company now considers the agreement with ChemTrak terminated and does not currently intend to seek alternative products. In view of the low rate of acceptance of mail-in blood collection HIV tests, the Company now considers that the market for a true home HIV test will be significantly smaller than previously estimated. Accordingly, the Company has suspended its efforts to develop a one-stop true home HIV test and has refocused its product development resources on home self-tests for women. The new tests, which include tests for osteoporosis and follicle stimulating hormone ("F.S.H."), are not expected to be available for sale until 1999. There can be no assurances that such products will be successfully developed or that the market will accept them.

     Orgenics manufactures professional diagnostic test products based on several proprietary technological systems including genetic assays, immunoassays, rapid tests and confirmatory tests using multiple antigens. These tests, or adaptations of them, are applicable to detecting a wide variety of infectious diseases and agents, including HIV-1 and HIV-2, hepatitis, and chlamydia. Orgenics' products are designed to enable small-to-medium-sized laboratories to analyze low volumes of tests economically. In May 1995, Orgenics introduced DoubleCheck(TM), a single sample, compact diagnostic device which, in its first commercialized application, detects HIV in saliva and blood serum samples in less than ten minutes, making it suitable for use in physicians' offices and other patient point-of-care sites. Orgenics has developed a DoubleCheck test which will detect H. pylori (a bacterium associated with stomach ulcers and stomach cancer), as well as a new, easily performed DNA probe-based genetic assay test called GeneComb(TM), which Orgenics believes will substantially reduce the time required to perform testing for genetic material, including HIV. Orgenics' current products are sold in more than 20 countries, principally in Europe, Latin America, Africa and Asia. Orgenics has obtained regulatory approval for sale of its DoubleCheck HIV test in France and Latin America, has FDA Clearance for ImmunoComb(R) for chlamydia, cytomegalovirus and toxoplasmosis, and intends to submit a Section 510(k) Notification for H. pylori. The DoubleCheck and ImmunoComb test formats are immunoassay-based tests which detect the presence of infectious disease agents. DoubleCheck and GeneComb are trademarks of Orgenics, Ltd.

MARKETING AND SALES

     The Company markets and distributes its products primarily through independent retail brokers and distributors. The Company generally has written agreements with such brokers and distributors, although it also has a limited number of oral arrangements. In general, these brokers and distributors are not subject to minimum purchase requirements and may discontinue marketing the Company's products with little or no notice. Certain of the Company's retail brokers and distributors also market products which compete with the Company's products and which may, from time to time, offer greater sales incentives than the Company's products. The loss of, or a significant reduction in sales volume through, one or more of the Company's retail brokers or distributors could have a material adverse effect on the Company's business, financial condition or results of operations.

  United States

     In the United States, Selfcare has created an effective, low overhead sales network. The Company's sales efforts are currently focused on large drug, food and mass merchandising retail chains, as well as wholesalers who service smaller accounts. The Company currently contracts with its broker agencies geographically distributed across the United States. The LifeScan Alliance contemplates that FastTake(TM) will be distributed worldwide exclusively by LifeScan, whose marketing resources can more effectively leverage this technology.

     Women's Health Products. The Company currently markets several over-the-counter pregnancy and ovulation prediction self tests. The Company purchases its pregnancy and ovulation prediction self tests from third-party manufacturers and repackages them for sale. The Company also started the manufacturing of a pregnancy stick at its Galway Facility in early 1997. These tests are marketed under both the Selfcare label and a variety of private labels through major drug, food store and mass merchandising chains. Selfcare pregnancy products are currently available in approximately 90% of pharmacy chain outlets in the United States and are becoming available in new outlets. Early in 1997, Selfcare commenced marketing CarePlus(R), a combined condom and spermicide product under the Selfcare label through major drug, food store and mass merchandising chains in the United States.

     Nutritional Supplements. In connection with the Nutritional Supplement Lines Acquisition, the Company assumed responsibility for all marketing and sales functions for the Nutritional Supplement Lines, as well as certain administrative functions, including customer service. The Company became responsible for other administrative functions, including order receipt, billing and collection, and the distribution of all products on May 20, 1997. The Company was permitted to use packaging and labels bearing the names of AHP and its affiliates for the Nutritional Supplement Lines until AHP's current inventory of such packaging and labels was exhausted. The Company has completed the redesign of such packaging and labels. The Company is marketing the Nutritional Supplement Lines through its existing retail distribution channels, and will seek to expand sales through trade allowances, increased advertising and promotion, and cross-merchandising with other Selfcare products. The Company will also reposition the brands which address specific women's nutritional needs through redesigned packaging and increased emphasis on the products' self-care benefits for women.

  International

     The Company has manufacturing facilities in Galway, Ireland and Inverness, Scotland and markets and sells its products in several international markets. In 1997, approximately 17% of the Company's net sales were to customers in Europe and 22% of the Company's net sales were to customers in regions other than North America and Europe. If the Company's revenues generated by foreign activities are not adequate to offset the expense of establishing and maintaining these foreign activities, the Company's business, financial condition and results of operations could be materially adversely affected. In addition, there are certain risks inherent in doing business internationally, such as changes in applicable laws and regulatory requirements, export and import restrictions, export controls relating to technology, tariffs and other trade barriers, less favorable intellectual property laws, difficulties in staffing and managing foreign operations, longer payment cycles, difficulties in collecting accounts receivable, political instability, fluctuations in currency exchange rates, expatriation controls and potential adverse tax consequences, which could adversely impact the success of the Company's international activities. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's future international activities and, consequently, on the Company's business, financial condition and results of operations.

     The executive offices and production facilities of Orgenics are located in the State of Israel, and Orgenics is directly affected by political, economic and military conditions in that country. On many occasions since December 1987, Israel has experienced severe civil unrest, primarily in the areas that have been under its control since 1967. No assurance can be given that hostilities or other political, economic and military conditions in Israel will not have a material adverse effect on the business and operations of Orgenics. Any such effect could have a material adverse effect on the business, operations or financial condition of the Company.

STRATEGIC TRANSACTIONS

     An important part of Selfcare's business strategy is to enter into strategic alliances and licensing arrangements with third parties, primarily medical products companies, for the development and distribution of certain products. The Company also pursues a strategy of selective acquisitions of companies, assets and technologies which it believes will enhance its ability to offer and distribute products to the family health, diabetes, nutritional supplement and infectious disease markets.

  Acquisition of Nutritional Supplement Lines from American Home Products

     On February 19, 1997, the Company acquired from American Home Products ("AHP") the U. S. rights to several nutritional supplement product lines that had domestic sales of approximately $24 million in 1996. See Nutritional Supplement Lines above.

  Can-Am Care Corporation

     On February 18, 1998 the Company's wholly owned subsidiary, SCPI, acquired Can-Am Care Corporation. See Subsequent Events below.

  Princeton BioMeditech Corporation Agreements

     In March 1996, the Company entered into an agreement (the "Manufacturing Agreement") with Princeton BioMeditech Corporation ("Princeton") pursuant to which the Company, among other things, agreed to purchase certain minimum amounts of product relating to the Company's pregnancy self-test products from Princeton over a three year term and provide $500,000 in capital to Princeton for the purchase of equipment necessary to implement the agreement. As of December 31, 1996, the Company had paid Princeton the $500,000 for the equipment, which the Company owns but which is currently installed at Princeton.

     On August 6, 1997, the Company and Princeton amended the Manufacturing Agreement to extend the term of certain provisions of the agreement for a period of four years beginning on July 1, 1997. During the first year of the extended contract, the Company is obligated to purchase minimum amounts of products from Princeton at agreed upon prices totaling $2,656,000, which prices are subject in each case to renegotiation if significant changes occur in the marketplace to significantly erode the Company's ability to aggressively market such products. During the remaining three years of the agreement, the Company is obligated to purchase minimum amounts of products at prices to be mutually agreed upon based upon market conditions.

     Also on August 6, 1997, the Company and Princeton, together with wholly-owned subsidiaries of each of the Company (the "Selfcare Sub") and Princeton (the "Princeton Sub"), and PBM-Selfcare LLC, a limited liability company owned and managed by the Company and Princeton (the "LLC"), entered into a Joint Venture Agreement (the "Joint Venture Agreement"). The purpose of the joint venture is to own, develop and exploit certain intellectual property rights related to rapid immunochemical diagnostic tests (the "Intellectual Property"). Under the Joint Venture Agreement, Princeton contributed its rights in the Intellectual Property to the LLC while Selfcare Sub agreed to contribute up to $2,000,000, on an as needed basis, to cover expenses incurred by the LLC in enforcing the rights of the LLC in the Intellectual Property. Selfcare Sub and Princeton Sub are also obligated to cover 50% of any other operating expenses of the LLC. The LLC entered into license agreements with both Selfcare and Princeton granting each a non-exclusive, worldwide, royalty-free license to the Intellectual Property. To date the Company has not incurred material costs pursuant to the Joint Venture Agreement and does not anticipate expending material resources in connection with this activity during the 1998 fiscal year.

MANUFACTURING

     The Company has no facilities to manufacture the Nutritional Supplement Lines. The Company currently relies on third-party manufacturers for products constituting the Nutritional Supplement Lines. The supply agreements with AHP expired on February 17, 1998. If the Company should encounter delays or other difficulties in the supply of any of these products from third parties, these interruptions could have a material adverse effect on the Company's result of operations and result in significant quarter-to-quarter fluctuations. In addition, contract manufacturers that the Company uses or may use to supply products for the Nutritional Supplement Lines must adhere to the FDA's GMP regulations. Failure to do so could result in the withdrawal of FDA approval of such manufacturers and consequent interruptions in the supply of products to the Company.

     The Company has entered into a manufacturing agreement with Nova Biomedical Corporation ("Nova") to supply Selfcare with electrochemical blood glucose meters. The meters manufactured by Nova, together with the Company's test strips, form FastTake(TM). The Company's ability to ship FastTake(TM) on time and in accordance with LifeScan's requirements is highly dependent upon receipt of an adequate supply of electrochemical blood glucose meters. There can be no assurance that the Company's supply of electrochemical blood glucose meters will not be interrupted, or that if such supply were interrupted, that the Company would be able to contract with another supplier on a timely or satisfactory basis. If such supply were interrupted, the Company could incur set-up costs and delays in manufacturing FastTake(TM)which could have a material adverse effect on the Company's business, financial condition and results of operations. If any such delay were to occur, and were to result in the Company being unable to supply LifeScan with certain required amounts of meters for FastTake(TM) under the LifeScan Alliance, LifeScan would automatically receive a license to manufacture, or to have manufactured on its behalf, FastTake(TM), subject to payment of a royalty to the Company. In such event, the Company could begin supplying FastTake(TM) to LifeScan again at any time, but would be required to reimburse LifeScan for certain expenses incurred by LifeScan to produce FastTake(TM).

     The Company currently manufactures its existing infectious disease diagnostic products for the professional market and a portion of its pregnancy self-test products at its Galway Facility. It also obtains pregnancy and ovulation self-test products from contract manufacturers. The Company believes that there are multiple qualified sources for its existing women's health products and for the materials and components used in the manufacture of its other existing products and therefore does not consider it necessary to maintain protected supply arrangements with any supplier.

     The Company has expended substantial efforts on the manufacturing scale-up activities necessary to support the introduction of its planned new products. The Company's Inverness Facility has been configured for highly automated, low cost production of disposable test strips for use with electrochemical blood glucose monitoring systems. Sophisticated control instrumentation systems automatically print, cut and pack strips in vials. The Company is currently manufacturing blood glucose test strips for distribution by Menarini. The Company has implemented a program to produce generic electrochemical glucose test strips for one or more systems at the Galway Facility. There can be no assurance, however, that the Company will be successful in achieving the production of new products at its facilities at the volumes or cost levels required to support commercialization in the United States or abroad. Orgenics manufactures infectious disease diagnostic tests for the professional markets at a facility in Israel.

     The Company has entered into an agreement with CP&S pursuant to which CP&S will perform the final packaging of early pregnancy and ovulation test kits for Selfcare.

PATENTS AND PROPRIETARY TECHNOLOGY; TRADEMARKS

  Self-Test Products

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

     The Company holds certain patent rights, has certain patent applications pending, and expects to seek additional patents in the future, but there can be no assurance as to its success or timeliness in obtaining any such patents or as to the breadth or degree of protection that any such patents will afford the Company. The patent position of medical products and diagnostic testing firms is often highly uncertain and usually involves complex legal and factual questions. There is a substantial backlog of patents at the U.S. Patent and Trademark Office. No consistent policy has emerged regarding the breadth of claims covered in medical products patents. Accordingly, there can be no assurance that patent applications relating to the Company's products or technology will result in patents being issued or that, if issued, such patents will afford adequate protection to the Company's products or, if patents are issued to the Company, that its competitors will not be able to design around such patents. In addition, the medical products industry, including the diagnostic testing industry, has been characterized by extensive litigation regarding patents, licenses and other intellectual property rights. The Company could incur substantial costs in defending itself against patent infringement claims or in asserting such claims against others. If the outcome of any such litigation is adverse to the Company, the Company's business could be materially adversely affected. To determine the priority of inventions, the Company may also have to participate in interference proceedings declared by the U.S. Patent and Trademark Office, which could also result in substantial costs to the Company. See "Item 3. -- Legal Proceedings."

     In addition, the Company may be required to obtain licenses to patents or other proprietary rights of third parties to market its products. No assurance can be given that licenses required under any such patents or proprietary rights would be made available on terms acceptable to the Company, if at all. If the Company does not obtain such licenses, it could encounter delays in product market introductions while it attempts to design around such patents or other rights, or be unable to develop, manufacture or sell such products in certain countries or at all. Under the distribution agreement entered into pursuant to the LifeScan Alliance, Selfcare has agreed to indemnify LifeScan for any claims that FastTake(TM) infringes any patents.

     The Company also seeks to protect its proprietary technology, including technology that may not be patented nor patentable, in part through confidentiality agreements and, if applicable, inventors' rights agreements with its collaborators, advisors, employees and consultants. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise be disclosed to, or discovered by, competitors. Moreover, the Company may from time to time conduct research through academic advisors and collaborators who are prohibited by their academic institutions from entering into confidentiality or inventors' rights agreements.

  Nutritional Supplements

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

GOVERNMENT REGULATION

  Self-Test Products

     The Company's research, development and clinical programs, as well as its manufacturing and marketing operations, are subject to extensive regulation by numerous governmental authorities in the United States and other countries. Most of the Company's self-test products, including those licensed by the Company from third parties, require governmental approvals for commercialization that have not yet been obtained and are not expected to be obtained for several years. Pre-clinical and clinical trials and manufacturing and marketing of many of the Company's products will be subject to the rigorous testing and approval process of the FDA and corresponding foreign regulatory authorities. The regulatory process, which includes pre-clinical and clinical testing of many of the Company's products to establish their safety and efficacy, can take many years and require the expenditure of substantial financial and other resources. Data obtained from pre-clinical and clinical activities are susceptible to varying interpretations that could delay, limit or prevent regulatory approval. In addition, delays or rejection may be encountered based upon changes in, or additions to, regulatory policies for device marketing authorization during the period of product development and regulatory review. Delays in obtaining such approvals could adversely affect the marketing of products developed by the Company and the Company's ability to generate commercial product revenues.

     In addition, the Company is required to meet regulatory requirements in countries outside the United States, which can change rapidly with relatively short notice, resulting in the Company's products being banned in certain countries with consequent loss of revenues and income. Foreign regulatory agencies could also introduce test format changes which, if not quickly addressed by the Company, could result in restrictions on sales of the Company's products. Such changes are not uncommon due to advances in basic research and the nature of certain infectious diseases and agents such as HIV, which is a mutating virus capable of producing new strains and subtypes. In July 1993, the French Ministry of Health prohibited the sale in France of certain diagnostic tests for HIV, due to a concern that the tests did not meet required sensitivity levels. The Ministry of Health has subsequently imposed a separate ban on a single HIV test manufactured and sold due to the failure of such test to identify a newly discovered HIV subtype. There can be no assurance that there will not be similar actions in the future.

  Nutritional Supplements

     The manufacturing, processing, formulation, packaging, labeling and advertising of nutritional supplements such as the Nutritional Supplement Lines are subject to regulation by one or more federal agencies, including the FDA, the Federal Trade Commission ("FTC") and the Consumer Product Safety Commission. These activities are also regulated by various agencies of the states, localities and foreign countries in which Nutritional Supplement Lines are now sold or may be sold in the future. In particular, the FDA regulates the safety, manufacturing, labeling and distribution of dietary supplements, including vitamins, minerals and herbs, as well as food additives, over-the-counter ("OTC") and prescription drugs and cosmetics. The regulations that are promulgated by the FDA relating to the manufacturing process are known as GMPs, and are different for drug and food products. In addition, the FTC has overlapping jurisdiction with the FDA to regulate the promotion and advertising of dietary supplements, OTC drugs, cosmetics and foods.

     The Dietary Supplement Health and Education Act of 1994 ("DSHEA"), which amends the Food, Drug and Cosmetic Act by defining dietary supplements as a new category of food separate from conventional food, was enacted on October 25, 1994. The FDA has finalized certain regulations to implement DSHEA, including those relating to nutritional labeling requirements, but has not finalized other regulations. The finalized regulations require different labeling for the Nutritional Supplement Lines and, with respect to nutritional supplement products under development by Selfcare, impose new notification procedures and scientific substantiation requirements regarding ingredients, product claims and safety. The Company cannot determine what effect these regulations will have on its business in the future. Failure to comply with applicable FDA requirements could result in sanctions being imposed on the Company or the manufacturers of its products, including warning letters, product recalls and seizures, injunctions or criminal prosecution. With respect to regulations that have not been finalized, the Company anticipates that the FDA will promulgate specific Good Manufacturing Practices to regulate dietary supplements which are modeled on the current GMPs for food. The Company believes that the manufacture of the Nutritional Supplement Lines is currently in compliance with the proposed GMPs for dietary supplements. No assurance can be given that the final GMPs for dietary supplements will not change in ways that require changes in the manufacture of the Nutritional Supplement Lines.

THIRD-PARTY REIMBURSEMENT

     In both the United States and elsewhere, sales of some of the Company's products will be dependent in part on the availability of reimbursement from third-party payors, such as government and private insurance plans. Third-party payors are increasingly challenging the prices charged for medical products and services. If the Company succeeds in bringing one or more of such products to market, there can be no assurance that these products will be considered cost-effective, that reimbursement will be available or, if available, that the level of reimbursement will be sufficient to allow the Company to sell its products on a profitable basis.

PRODUCT LIABILITY; LIMITED INSURANCE COVERAGE

     The testing, manufacturing and marketing of medical diagnostic devices, such as the Company's blood glucose monitoring systems, entail an inherent risk of product liability claims. In addition, the marketing of the Nutritional Supplement Lines may cause the Company to be subjected to various product liability claims, including, among others, that the Nutritional Supplement Lines have inadequate warnings concerning side effects and interactions with other substances. Potential product liability claims may exceed the amount of the Company's insurance coverage or may be excluded from coverage under the terms of the policy. There can be no assurance that the Company's existing insurance can be renewed at a cost and level of coverage comparable to that presently in effect, if at all. In the event that the Company is held liable for a claim against which it is not indemnified or for damages exceeding the limits of its insurance coverage, such claim could have a material adverse effect on the Company's business, financial condition and results of operations.

RESEARCH AND DEVELOPMENT

     The Company is focusing its research and development efforts primarily on the development of its diabetes products, including its electrochemical blood glucose monitoring system, generic test strips, and non-invasive blood glucose technologies. In addition, the Company utilizes its in-house research and development resources to adapt its existing technologies and technologies it acquires from third parties into self-test formats, including formats addressing HIV, chlamydia and Strep-A. The Company also seeks to develop new technologies which it is not able to obtain from others. From time to time, the Company engages in co-development projects with third parties with respect to new diagnostic products the Company may want to market in the future. The Company may provide financial development assistance to such parties and may also utilize its own research and development resources to design certain portions of such products. The research and development department of the Company, including Inverness, Galway, Orgenics, and Selfcare Development GmbH & Co. KG (a German subsidiary), employs 39 full-time researchers, including 23 Ph.D.s. Total research and development expenses for the years ended December 31, 1997, 1996 and 1995 were $15.6 million, $6.6 million and $1.5 million, respectively. The Company expects that it will continue to expend a significant amount on research and development efforts during the fiscal year ended December 31, 1998.

COMPETITION; RISK OF TECHNOLOGICAL OBSOLESCENCE

  Self-Test Products

     The medical products industry, including the diagnostic testing industry, is rapidly evolving and developments are expected to continue at a rapid pace. Competition in this industry is intense and expected to increase as new products and technologies become available and new competitors enter the market. The Company's competitors in the United States and abroad are numerous and include, among others, diagnostic testing and medical products companies, universities and other research institutions. The Company's success depends upon developing and maintaining a competitive position in the development of products and technologies in its area of focus. The Company's competitors may also succeed in developing technologies and products that are more effective than any that have been or are being developed by the Company or that render the Company's technologies or products obsolete or noncompetitive. The Company's competitors may also succeed in obtaining patent protection or other intellectual property rights that would prevent the Company from developing its potential products, or in obtaining regulatory approval for the commercialization of their products more rapidly or effectively than the Company. Finally, many of the Company's existing or potential competitors have or may have substantially greater research and development capabilities, clinical, manufacturing, regulatory and marketing experience and financial and managerial resources than the Company. In the women's health market, the Company believes that it has already developed a significant market penetration with its private label and branded pregnancy and ovulation tests. The Company believes that it can continue to compete effectively in the women's health market based on its planned product line expansions, supported by its research and development capabilities, its advanced manufacturing expertise, and its established distribution force. The Company is seeking to develop and market generic test strips that are compatible with other manufacturers' electrochemical blood glucose monitoring systems. If the Company succeeds in these efforts, others may attempt to enter this market with similar products. In addition, the introduction of lower-priced generic test strips could lead the manufacturers of the systems with which such test strips are compatible to lower their own test strip prices, thereby reducing or eliminating the price advantage enjoyed by the generic test strip producers. On June 28, 1996, the Company obtained FDA Clearance for its first generic test strip, to be sold under the name "Excel(TM)," which is compatible with the ExacTech(TM) System sold by Abbott. The Company initially intended to commence marketing this product in the United States in 1997, but has delayed the commencement of such marketing until mid-1998. Although the Company believes that its Excel generic test strip will be priced lower than the strips produced by Abbott for the ExacTech(TM) System and therefore will compete effectively with the Abbott product, there can be no assurance that Abbott will not institute price cuts and thereby reduce or eliminate any price advantage which the Company's product may enjoy.

     The Company is also aware of several of its competitors who are attempting to develop a noninvasive blood glucose monitoring technology. Noninvasive blood glucose monitoring involves methods for measuring blood glucose levels without the need to draw blood and, in certain proposed configurations, without the need to utilize disposable components, such as test strips. The Company believes that manufacturers are pursuing a number of different technological approaches to noninvasive blood glucose monitoring. These include near-infrared spectroscopy, which involves shining a beam of near-infrared light to penetrate the skin and determine the amount of glucose in the blood, and reverse iontophoresis, which utilizes a "patch" system to extract glucose through the skin for measurement by an external meter. In addition, several manufacturers are pursuing minimally invasive approaches to blood glucose monitoring, such as using a fine needle to withdraw a small sample of interstitial fluid which is analyzed by use of mid-infrared spectroscopy. The development and successful introduction of any such products could have a material adverse effect on the Company's business, financial condition and results of operations.

  Nutritional Supplements

     The market for the sale of vitamins and nutritional supplements such as the Nutritional Supplement Lines is highly competitive. Competition is based principally upon price, quality of products, customer service and marketing support. There are numerous companies in the vitamin and nutritional supplement industry selling products to retailers such as mass merchandisers, drug store chains, independent drug stores, supermarkets and health food stores. Most of these companies are privately held and the Company is unable to assess precisely the size of such competitors. However, a number of the Company's competitors, particularly manufacturers of nationally advertised brand name products, are substantially larger than the Company and have greater financial resources.

  Orgenics Infectious Disease Products

     The primary competitors for Orgenics' ImmunoComb line of products are standard, enzyme-linked immunoabsorbent assay ("ELISA") systems such as those produced by Organon, Inc., Pasteur Sanofi Diagnostics, Abbott Laboratories, Boehringher Mannheim and other diagnostic tests produced by Abbott Laboratories, Ortho Diagnostic Systems, Inc. and Hybritech, Inc. ELISA tests are generally used by high-volume batch processors such as blood banks and other centralized laboratories. In addition, there are other rapid testing systems, generally for HIV, based upon immunoconcentration, which can provide results in five to ten minutes. In contrast to ImmunoComb, an immunoassay-based test which can be used to simultaneously test multiple samples for multiple analytes, the immunoconcentration systems are single sample and mostly single analyte systems. Based on Orgenics' assertions, the Company believes that other characteristics of the immunoconcentration systems are that: (i) the single sample presentation results in production costs per test that are two to three times more expensive than those of ImmunoComb; and (ii) the procedure for each immunoconcentration test limits the number of tests that can be processed at one time resulting in less flexibility in the number of samples that can be processed at one time. The Company expects that Orgenics' DoubleCheck HIV test will be competitive with single-analyte immunoconcentration tests in speed, but will offer greater sensitivity at lower cost.

     In the field of DNA probe products, Orgenics competes with, among others, Molecular Biosystems, Inc., Abbott Laboratories, Roche Molecular Systems, a division of Hoffman La-Roche, Sanofi Diagnostics, Organon, Inc., Enzo Biochem, Inc., Gene-Trak Systems, Inc. and Gen-Probe, Incorporated. Several of Orgenics' competitors use a labeling technology in which precursors of DNA are labeled by either Biotin or a radioactive marker and incorporated into the DNA probe by an enzymatic reaction. The use of an enzymatic reaction requires highly-purified DNA material. It is difficult for most clinical laboratories to achieve high purification levels without highly-trained personnel. Orgenics' non-enzymatic Chemi-Probe labeling technology, which does not require highly-purified DNA, is not subject to these limitations. In addition, the Company believes that Orgenics' non-enzymatic, genetic assay GeneComb technology provides a simpler, more rapid assay than do competing detection systems which rely on enzyme immunoassay methodology.

EMPLOYEES

     As of December 31, 1997, the Company and its subsidiaries had a total of 419 full time employees, of which 37 employees are located in the United States. In addition, the Company utilizes the services of a number of consultants specializing in: research and development in the Company's targeted markets, regulatory compliance, strategic planning, marketing and legal matters.

SUBSEQUENT EVENTS

     On February 18, 1998, the Company's subsidiary SCPI acquired Can-Am Care Corporation ("Can-Am"), a leading supplier of diabetes care products, for approximately $27.9 million, consisting of $13.6 million in cash, notes in the aggregate principal amount of $2 million (subject to potential premiums of up to an additional $2 million in the aggregate based upon increases in the Company's common stock during the term of the Notes) and approximately 1.1 million shares of the Company's Common Stock. Can-Am sells insulin syringes, blood lancets, glucose tablets and specialty skin creams to pharmacies across the United States. Can-Am's revenues for the fiscal year ended May 31, 1997 were approximately $25.9 million. Upon the closing of the acquisition, Mr. Robert Oringer, President of Can-Am, became a member of the Company's Board of Directors and continued as President of Can-Am.

     In consideration for the sale of his interest in Can-Am, Mr. Oringer received from the Company 277,083 shares of the Company's Common Stock and a Non-Negotiable Note, maturing February 18, 2001, in the principal amount of $500,000, bearing interest at an annual rate of 6%. In connection with the acquisition, Can-Am entered into a Supply Agreement with A.M.G. Medical, Inc. ("AMG") whereby Can-Am agreed, with certain exceptions, to purchase 100% of its requirements for monolet-compatible lancets from AMG for so long as Can-Am is in the business of selling monolet compatible lancets. In addition, Can-Am entered into a Management Services Agreement with AMG whereby AMG will provide labor, office space, office related services and insurance to Can-Am for a term of five years. Under the Management Services Agreement, Can-Am will pay AMG a fixed fee to cover the costs of office space, tax, heating, maintenance and insurance costs associated therewith, office expenses and telephone and computer equipment and access expenses ("Fixed Fee"); a variable fee to cover the costs of salaries, overtime pay, bonuses and related compensation of employees providing services to Can-Am ("Variable Fee"); and the costs of all direct expenses incurred by AMG, including supply expenses, postage costs, printing costs, and other miscellaneous charges and expenses ("Direct Expenses"). During the first year of the term of the Management Services Agreement, the Fixed Fee will be $112,800. This fixed Fee will increase by 5% annually and is subject to change after renegotiation based upon changes in the scope of services required by Can-Am. The Variable Fee is based on the actual salaries paid by AMG to the AMG employees providing services to Can-Am and the percentage of their time such employees devote to providing services to Can-Am. The Direct Expenses are based on the actual costs AMG incurs. Robert Oringer's wife owns 33% of AMG through a personal holding company.

     To fund the cash portion of the purchase price, the Company and SCPI entered into a $42 million credit agreement with a The Chase Manhattan Bank ("Chase"). The new credit agreement consists of a $37 million term loan and a $5 million revolving line of credit. Of the proceeds from this term loan, SCPI used $32 million to finance the cash portion of the Can-Am purchase price and to refinance the existing bank debt with Fleet National Bank ("Fleet"). The remaining $5 million was used to repay a $5 million note payable by SCPI to the Company. SCPI will use the remaining availability under the new credit facility to fund working capital.

     The new credit agreement requires compliance with various financial and non-financial covenants for both the Company and SCPI. The primary financial covenants pertain to, among other things, interest coverage, debt services coverage, leverage, and earnings before interest, taxes, depreciation and amortization (EBITDA).

     The term loan and revolving line of credit allow SCPI to borrow funds at varying rates, including options to borrow at an alternate base rate, as defined, plus a spread from .25% to 1.75%, or the LIBOR rate plus a spread from 1.75% to 3.00%. The spreads discussed above depend on SCPI's ratio of senior funded debt to EBITDA.

     Borrowings are secured by SCPI's stock, and the assets of SCPI, CanAm and the Company and its subsidiaries. Borrowings under the revolving line of credit are based on certain percentages of eligible assets, as defined. SCPI is required to pay an annual fee of .375% for the unused portion of the revolving line of credit. The revolving line of credit expires on February 18, 2002.

     SCPI is required to make quarterly principal payments ranging from $1.3 million to $1.95 million through December 31, 2003, with payments of approximately $1.4 million beginning on June 30, 1998. SCPI and the Company must also make mandatory prepayments on the term loan if they meet certain cash flow thresholds, sell assets outside of the ordinary course of business, issue or sell indebtedness or issue stock, as defined in the credit agreement.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company's principal corporate administrative offices are housed in 10,000 square feet of leased space in Waltham, Massachusetts. The lease for this facility is for a three-year term, expiring December 31, 1999, with a Company option to extend for a two-year period and provides for monthly rent of $8,333. The Company also leases facilities in Brussels, Belgium for a marketing and sales office and for warehousing, and in Munich, Germany for offices and warehouse space. The lease for the Company's facility in Belgium covers 80 square meters of space, provides for monthly rent of $800 and is terminable on three months notice. The lease for the Company's facility in Germany covers 380 square meters of space, provides for rent of $6,666 per month and is for a term ending May 31, 2000. The Company believes that its current facilities are adequate for its existing operations for the foreseeable future.

     The Company's own manufacturing facilities are located in the United Kingdom, Ireland and Scotland. The Inverness, Scotland facility consists of 50,000 square feet and includes areas for manufacture, warehousing, research and development, and administrative offices. The Company manufactures diabetes products (including generic test strips and test strips for FastTake(TM) and blood glucose test strips for distribution by Menarini) at the Inverness Facility. The Inverness Facility lease expires in 2015, with an option to purchase at the open market value of the premises, and was rent-free through 1997. Cambridge Diagnostics is located in Galway, Ireland in a 40,000 square foot facility leased from the Industrial Development Agency of Ireland and a private developer under a lease which expires in 2022. The Galway Facility houses the central manufacturing, warehousing, research and development, and administrative functions of Cambridge Diagnostics, which is responsible for the development, production and distribution of some of the Company's infectious disease diagnostic products. In addition, pregnancy, ovulation prediction, birth control and other women's health self-test products for the European market are packaged at the Galway Facility and it is also used for the manufacture of products for the diabetes and women's health markets.

     The FDA regulates companies that manufacture commercial medical devices and requires that such companies manufacture such devices in a properly designed environment. The Inverness Facility was designed and constructed, and the Galway Facility has been upgraded, with the intention of complying with the FDA's GMP regulations and requirements necessary for approvals and commercial sales within the United States. The Company is required to register these facilities with the FDA and to ensure that each meets GMP requirements prior to commercial sales in the United States. Each registered facility is required to submit to an FDA inspection no less frequently than every two years. The Company completed ISO 9002 regulation of the Galway Facility in August 1996 and registered the Inverness Facility with the FDA during 1997.

     Orgenics houses its executive offices, development and manufacturing in a leased facility of approximately 10,000 square feet in Yavne, Israel. The lease for this facility expires in 2006 and carries rent of approximately $21,000 per month. The facility includes a number of specialized features and equipment, including environmentally controlled areas, customized production equipment, and computerized systems for purchasing, inventory, and materials tracking. Orgenics also maintains small sales offices in Courbevoie, France, Sao Paulo, Brazil, and Bogota, Columbia. The lease for the French facility runs through 2006 and carries monthly rent of approximately $6,000 which is linked to the French building cost index. The lease for the Brazilian office is for one year with monthly rent of approximately $2,000 and an option for another year. The lease for the Columbian office is for a one year with monthly rent of approximately $1,300 with a non-limited option. Orgenics' management has informed the Company that they believe the existing facilities are adequate for Orgenics' present level of operations for the foreseeable future.

     The company has insurance coverage for the properties and equipment that it owns or houses.

ITEM 3.  LEGAL PROCEEDINGS

  Medical Selfcare, Inc. v. Selfcare, Inc.

     On November 15, 1997, Medical Selfcare, Inc. ("Medical") served process on the Company in an action filed in the United States District Court for the Northern District of California ("District Court") asserting service mark and trade name infringement, unfair competition, dilution, and related claims arising from the Company's use of the mark "Selfcare" for medical devices, pharmaceutical products and nutritional supplements. Medical is seeking damages for lost profits in an amount to be determined at trial, injunctive relief barring the Company's use of the name and mark "Selfcare" in connection with its products and services, destruction of products using the said name or mark, disgorgement of profits gained from the alleged infringement, treble damages, restitution, punitive damages and attorneys fees. The Company intends to defend this litigation vigorously. The Company has answered the complaint and asserted various defenses and has filed a counterclaim seeking cancellation of Medical's federal service mark registrations. The Company has advised the District Court of its intention to phase out the use of the mark in connection with its nutritional supplement products. A hearing was held on Medical's motion for a preliminary injunction before the District Court on December 19, 1997. On January 5, 1998, the District Court entered an order, in the form proposed by the Company, requiring that, effective six months thereafter, the Company cease using the mark "Selfcare" on nutritional supplement products or packaging or distributing nutritional supplement products or packaging bearing the mark, and that the Company remove from its packaging the statement that the mark is "registered." The case is now in the discovery stage of litigation. Although the Company does not believe that the preliminary injunction will have a material adverse impact on the Company's sales, operations and financial performance, a final ruling against the Company on the merits of the case could have such an impact.

  Institut Pasteur et al. v. Cambridge Biotech Corporation

     Through its wholly owned Irish subsidiary, Cambridge Diagnostics Ireland Ltd. ("Cambridge Diagnostics"), the Company is currently producing diagnostic test kits primarily for detecting antibodies to HIV, which are associated with Acquired Immune Deficiency Syndrome ("AIDS"). Selfcare acquired Cambridge Diagnostics (formerly known as Cambridge Biotech Limited) in November 1994 from Cambridge Biotech Corporation ("Cambridge Biotech"), which at that time was operating in Massachusetts under Chapter 11 of the U.S. Bankruptcy Code. Prior to the acquisition (the "Cambridge Diagnostics Acquisition"), Cambridge

Biotech licensed from Pasteur Sanofi Diagnostics (formerly known as Diagnostics Pasteur), certain HIV 1/2 immunoassay technologies relating to patents and proprietary rights held by Institute Pasteur (the "Pasteur HIV Technologies"), and required for production of HIV test kits, including the Selfcare HIV test kits manufactured by Cambridge Diagnostics. Under the terms of Cambridge Biotech's license agreements with Pasteur Sanofi Diagnostics, Cambridge Biotech could not assign or sublicense its rights with respect to the Pasteur HIV Technologies to Selfcare or to Cambridge Diagnostics. In order to allow Selfcare and Cambridge Diagnostics to have access to such technologies, Selfcare and Cambridge Biotech formed Cambridge Affiliate Corporation ("Cambridge Affiliate"), 51% owned by Cambridge Biotech, and 49% owned by Selfcare, but managed by Cambridge Diagnostics. The establishment of Cambridge Affiliate and the terms of the arrangements relating thereto were considered and approved by both U.S. and Irish bankruptcy courts in connection with the approval of the sale of Cambridge Diagnostics by such courts. Cambridge Affiliate maintains its own accounts and records and makes payments of royalties due under the Pasteur Sanofi Diagnostics licenses to Cambridge Biotech. The licenses of the Pasteur HIV Technologies to Cambridge Biotech are nonexclusive and cover diagnostic test kits in finished form embodying the Pasteur HIV Technologies. The territorial scope of the licenses is worldwide, with the exception of exclusive rights which Pasteur Sanofi Diagnostics asserted to have granted in the Pasteur HIV Technologies to Genetic Systems Corporation ("Genetic Systems") in the United States, Canada, Mexico, Australia, New Zealand and India (the "Excluded Countries"). However, the licenses provide that, to the extent that Pasteur Sanofi Diagnostics recovers the right to practice the patents underlying the Pasteur HIV Technologies in the Excluded Countries, Cambridge Biotech is entitled to non-exclusive rights in such technology in such countries. In 1990, Pasteur Sanofi Diagnostics acquired ownership of Genetic Systems, whereupon Cambridge Biotech commenced selling products incorporating the Pasteur HIV Technologies in the United States. These activities were challenged in a patent infringement lawsuit filed in the United States Bankruptcy Court of the District of Massachusetts (Western District) in March 1995 by Institute Pasteur, the minority stockholders of Pasteur Sanofi Diagnostics and Genetic Systems. In September 1995, the bankruptcy court ruled in favor of Cambridge Biotech on this issue, and Institute Pasteur and Genetic Systems Corporation subsequently filed an appeal to the United States District Court for the District of Massachusetts. On July 18, 1997, a hearing was held on the merits of the appeal to the District court by Institut Pasteur and Genetic Systems Corporation. The District court affirmed the rulings of the bankruptcy court, holding that Cambridge Biotech may sell products incorporating the Pasteur HIV Technologies in the United States. Institut Pasteur and Genetic Systems Corporation have filed an appeal to the Federal Circuit Court of Appeals and Cambridge Biotech has cross appealed to the First Circuit Court of Appeals. The First Circuit has stayed Cambridge Biotech's cross appeals pending a decision by the Federal Circuit on Cambridge Biotech's motion filed in the Federal Circuit to have Institut Pasteur and Genetic Systems Corporation's appeals either transferred to the First Circuit or dismissed. If the bankruptcy court decision were reversed on appeal, the territories to which Cambridge Affiliate could sell HIV-related products would be limited but this would not have a material adverse effect on the Company.

  Enviromed plc

     The Company has been involved in a dispute with Enviromed plc with respect to a joint venture agreement entered into between the Company and Enviromed in March 1994 and other agreements (collectively, the "Disputed Enviromed Agreements") entered into between the Company and Enviromed and its wholly-owned subsidiary Cranfield Biotechnology Ltd. ("Cranfield") and the issuance of shares of Common Stock to Enviromed in connection therewith. In connection with this dispute, the Company has informed Enviromed that, due to the failure of Enviromed and Cranfield to perform their obligations under the Disputed Enviromed Agreements, it disputes Enviromed's ownership of the Common Stock held of record by Enviromed. On July 5, 1996, Enviromed filed suit against the Company and the representatives of the underwriters (the "IPO Representatives") of Selfcare's initial public offering (the "Initial Public Offering") in United States District Court for the Southern District of New York alleging breach of a registration rights agreement relating to the Common Stock held of record by Enviromed. Enviromed claimed that its rights under a registration rights agreement were breached in connection with the Initial Public Offering and requested damages, injunctive relief and a declaratory judgment that Enviromed is the lawful owner of the shares. The Company has filed counterclaims against Enviromed arising out of the failure of Enviromed and Cranfield to perform their obligations under the Disputed Enviromed Agreements and is contesting Enviromed's claims vigorously. On October 18, 1996, the case was ordered transferred to the United States District Court for the District of Massachusetts. The Company is not able to estimate the amount of damages, if any, which might result from Enviromed's claims against the Company, but believes that any such damages would not be in an amount which would have a material adverse effect on the Company. The Company agreed to indemnify the IPO Representatives for any losses they might incur, including reasonable attorney's fees and expenses, as a result of the Enviromed lawsuit. On November 15, 1996, Enviromed filed a dismissal without prejudice of its claims against the IPO Representatives. On March 11, 1997, Enviromed and the Company filed a stipulation of dismissal without prejudice of all the claims and counterclaims in the case, and the case has been dismissed without prejudice.

FLAMBELLE LIMITED AND EASTCOURT LIMITED

     Trinity Biotech plc ("Trinity") and Eastcourt Limited ("Eastcourt") have filed Schedule 13Ds with the Securities and Exchange Commission (the "Commission") stating that Enviromed plc sold the Company's Common Stock held of record by Enviromed to Flambelle Limited ("Flambelle"), a wholly-owned subsidiary of Trinity, and Eastcourt, an entity owned 50% each by Enviromed and Flambelle, on August 28, 1996. On November 1, 1996, Enviromed announced that it had disposed of its holding of shares of Eastcourt to Flambelle for consideration of $1.25 million. In December 1996, Eastcourt filed a Schedule 13D/A and Trinity and Flambelle filed a joint Schedule 13D with the Commission. On February 12, 1997 Flambelle and Eastcourt commenced a lawsuit against the Company in the United States District Court for the District of Massachusetts, seeking a declaratory judgment that Flambelle and Eastcourt own the Common Stock held of record by Enviromed plc and damages for alleged breach of a registration rights agreement. As of March 6, 1998, the Company entered into a settlement agreement with Trinity and Flambelle whereby the parties agreed that Flambelle shall have title to 80% of the shares of Selfcare stock in dispute, amounting to 622,898 shares of the Company's Common Stock, and Selfcare shall have title to 20% of said shares, amounting to 155,724 shares of its Common Stock. Replacement stock certificates have been issued and the lawsuit has been dismissed with prejudice.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is traded on the American Stock Exchange ("AMEX") under the symbol "SLF." The following table sets forth, for the periods indicated, the high and low sale prices of the Common Stock on the AMEX. The Initial Public Offering of the Common Stock at $8.50 per share was completed on August 6, 1996.

                                                                  PRICE RANGE
                                                              --------------------
                                                                HIGH        LOW
                                                                ----        ---
Year ended December 31, 1996
     3rd Quarter (commencing August 7, 1996)................  $17.7500    $ 8.5000
     4th Quarter............................................   18.0000     11.5000
Year ended December 31, 1997
     1st Quarter............................................  $13.6250    $ 8.7500
     2nd Quarter............................................   13.6875      8.6250
     3rd Quarter............................................   13.4375     11.0000
     4th Quarter............................................   12.8750      8.2500

     At February 25, 1998, there were 211 holders of record of the Company's Common Stock.

     The Company has never declared or paid any cash dividends on its Common Stock. The Company currently intends to retain earnings, if any, to support its growth strategy and does not anticipate paying cash dividends in the foreseeable future. Payment of future dividends, if any, on the Common Stock will be at the discretion of the Company's Board of Directors after taking into account various factors, including the Company's financial condition, operating results, current and anticipated cash needs and plans for expansion. Holders of Series A Preferred Shares were generally entitled to receive cumulative quarterly dividends payable in cash at the rate of 6% per annum.

RECENT SALES OF UNREGISTERED SECURITIES

     During the past three years, the Company has issued unregistered securities to a limited number of persons, as described below. No underwriters or underwriting discounts or commissions were involved. There was no public offering in any such transaction, and the Company believes that each transaction (with the exception of the transactions described in paragraphs 6 and 8 below) was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), by reason of Section 4(2) thereof, based on the private nature of the transactions and the financial sophistication of the purchasers, all of whom had access to complete information concerning the Company and acquired the securities for investment and not with a view to the distribution thereof. The Company believes that the transactions described in paragraphs 6 and 8 below were exempt from the registration requirements of the Securities Act by reason of Rule 701 promulgated thereunder, because the issuance of the options described was pursuant to a written compensatory benefit plan of the Company, a copy of which was given to each participant in the plan, and the aggregate offering price did not exceed the limit prescribed by Rule 701.

     1. On January 1, 1995, the Company, in connection with the Company's issuance of the Cambridge Diagnostics Notes to finance the Cambridge Diagnostics Acquisition, issued an aggregate of 119,834 shares of Common Stock to USB '93 as consideration for its services as placement agent for the Cambridge Diagnostic Notes.

     2. On January 31, 1995, the Company, in connection with the Cambridge Diagnostics Acquisition, issued an aggregate of 92,950 shares of Common Stock to Ron Zwanziger in consideration of Mr. Zwanziger's personal guarantee of the Cambridge Diagnostic Notes.

     3. On February 1, 1995, the Company issued an aggregate of 27,690 shares of Common Stock for an aggregate purchase price of $70,013 to certain existing stockholders in connection with the Company's outstanding November 23, 1994 offer to sell additional shares of Common Stock.

     4. On March 1, 1995, the Company issued an aggregate of 13,000 shares of Common Stock for an aggregate purchase price of $32,870 to James Yafrate.

     5. On March 30, 1995, the Company, in connection with the Company's financing of the Cambridge Diagnostics Acquisition through the issuance of the Cambridge Diagnostics Notes, issued the Cambridge Diagnostics Warrants to the purchasers of the Cambridge Diagnostic's Notes, including Mr. Zwanziger, Dr. Scott and Mr. Umphrey, for an aggregate purchase price of $30,000. The number of shares of Common Stock issuable pursuant to the Cambridge Diagnostics Warrants is calculated based on the net sales of Cambridge Diagnostics for the fiscal year preceding the repayment of the Cambridge Diagnostics Notes, divided by $32.87. On December 31, 1996, the Company agreed to issue, for no additional consideration, 1,133,113 shares of Common Stock upon the earlier to occur of January 15, 2000 or a change in control of the Company, in exchange for the termination and cancellation of the Cambridge Diagnostic Warrants which, if exercisable as of December 31, 1996, would have been exercisable for 1,133,113 shares of Common Stock.

     6. On October 15, 1995, the Company granted options to purchase up to 118,508 shares of Common Stock to certain employees in lieu of salary at an exercise price of $2.53 per share.

     7. On December 1, 1995, the Company issued an aggregate of 14,365 shares of Common Stock for an aggregate purchase price of $36,315 to certain employees of the Company.

     8. On December 1, 1995, pursuant to Jim Walsh's exercise of a partially vested option granted on November 11, 1994 under the 1994 Incentive and Non-Qualified Stock Option Plan to purchase up to 39,000 shares of Common Stock and a fully vested option granted on November 11, 1994 to purchase up to 19,500 shares of Common Stock, the Company issued an aggregate of 27,300 shares of Common Stock for an aggregate purchase price of $69,027 to Mr. Walsh.

     9. On December 29, 1995, the Company issued an aggregate of 2,028 shares of Common Stock for an aggregate purchase price of $5,128 to Geoff Hall.

     10. On May 7, 1996, the Company issued an aggregate of 135,421 shares of Common Stock to Medica Investments (Israel) L.P. and Medica Investments (U.S.) L.P. in connection with the Company's exercise of its right to acquire their interest in the $1.0 million debenture issued by Orgenics Ltd.

     11. On October 7, 1996, the Company issued 201,622 shares of Common Stock to Johnson & Johnson Development Corporation ("JJDC") in connection with the LifeScan Alliance. On January 16, 1998 the Company issued an additional 9,743 shares of Common Stock to JJDC in connection with the LifeScan Alliance.

     12. On October 10, 1996, the Company issued an aggregate of 3,000 shares of Series A Convertible Preferred Stock ("Series A Preferred Shares") to certain non-U.S. investors for an aggregate of $3,000,000.

     13. On October 14, 1996, the Company issued 1,000 Series A Preferred Shares to Societe Generale for $1,000,000.

     14. On October 17, 1996, the Company issued 500 Series A Preferred Shares to Gifford Fund Ltd for $500,000.

     15. On October 24, 1996, the Company issued 500 Series A Preferred Shares to Privatinvest Bank AG for $500,000.

     16. On October 28, 1996, the Company issued 500 Series A Preferred Shares to Selfcare Holdings, Ltd. for $500,000.

     17. All of the Series A Preferred Shares have been converted into shares of Common Stock pursuant to the terms of such Series A Preferred Shares.

     18. On November 8, 1996, pursuant to Christopher Covington's exercise of vested options granted on September 3, 1993 and April 30, 1993 under the Selfcare 1992 Stock Plan, the Company issued an aggregate of 45,500 shares of Common Stock for an aggregate purchase price of $70,000 to Mr. Covington.

     19. On August 26, 1997, the Company issued an aggregate of 8,000 shares of Series B Convertible Preferred Stock ("Series B Preferred Shares") having a total aggregate purchase price of $8 million to Capital Ventures International, C.C. Investments LDC, Proprietary Convertible Investment Group, Inc. The Series B Preferred Shares convert into shares of Common Stock of the Company. As of March 24, 1998, 7,250 Series B Preferred Shares remained unconverted.

     20. On October 27, 1998, the Company issued Senior Subordinated Convertible Notes due October 28, 2002, in the aggregate principal amount of $10,000,000 and warrants which are exercisable for up to 106,700 shares of the Company's Common Stock to Elliot Associates, L.P. and Westgate International, L.P. and an additional 31,250 shares of Common Stock to Shoreline Pacific Institutional Finance, a Division of Financial West Group.

     21. In October 1996, the Company purchased 200,000 common shares of Enviromed plc ("Enviromed") and agreed to purchase EN PLC Limited Partnership's ("EN PLC") holding of 7,961,386 common shares of Enviromed for a promissory note with a principal amount of approximately $3.8 million. In November 1996, the Company purchased an additional 100,000 common shares of Enviromed. Effective as of January 1, 1997, the Company and EN PLC entered into an amendment to the agreement (the "EN PLC Agreement") with EN PLC pursuant to which the Company agreed to issue two promissory notes, in principal amounts of approximately $2.8 million and $1.0 million respectively, evidencing the purchase price under the EN PLC

Agreement (the "EN PLC Notes"). In December 1997, the Company exchanged notes that are convertible into shares of Common Stock (the "Convertible EN PLC Notes") in a principal amount equal to approximately $1.6 million for payments due in January and April 1998 under the EN PLC Notes. The Convertible EN PLC Notes bear interest at the rate of 10% per year, mature on the six-month anniversary of the date of issuance of the Convertible EN PLC Notes (the "Convertible EN PLC Notes Maturity Date"), are convertible by the holders thereof in whole at any time on or prior to the Convertible EN PLC Notes Maturity Date into that number of shares of Common Stock determined by dividing the principal balance of such Convertible EN PLC Notes plus any accrued interest thereon by $7.225 (the "EN PLC Conversion Price") and will automatically convert, without any action on the part of the holders thereof, on the Convertible EN PLC Notes Maturity Date, in the event they are not sooner prepaid or converted, into that number of shares of Common Stock determined by dividing the principal balance of such Convertible EN PLC Notes plus the accrued interest thereon by the EN PLC Conversion Price. The shares of Common Stock into which the Convertible EN PLC Notes are convertible did not receive rights to register such shares under the Securities Act. Therefore, such shares of Common Stock will not be freely transferable absent an available exemption from registration. The EN PLC Conversion Price represents a 15% discount from the closing price of the Company's Common Stock on the date immediately preceding the effective date of the exchange of the amounts due under the EN PLC Notes in January and April 1998 for the Convertible EN PLC Notes, reflecting in part the fact that shares issuable upon conversion of the Convertible EN PLC Notes are not freely transferable. The holders of EN PLC Notes included the following directors and officers, which directors and officers exchanged an aggregate amount of approximately $0.8 million on identical terms with all other holders of EN PLC
Notes: Carol R. Goldberg, John F. Levy, Willard L. Umphrey and Ron Zwanziger. The other holders of the EN PLC Notes were: Alex Bodkin, Andrew Bodkin, Steve Chubb, John Glode, Orit Goldstein, Leroy Schecter, and Lois Silverman.

     22. In November 1994, Selfcare acquired Cambridge Diagnostics from Cambridge Biotech Corporation for an aggregate of $2.1 million and the assumption of certain liabilities. In addition, the Company furnished Cambridge Diagnostics with a $900,000 working capital line of credit. Selfcare financed the acquisition of Cambridge Diagnostics by utilizing a bank line of credit and subsequently refinanced the amount borrowed through the issuance of an aggregate of $3.0 million in original principal amount of 10% promissory notes (the "CDIL Notes"), together with attached warrants with an aggregate purchase price of $30,000 (the "CDIL Warrants"). The CDIL Notes were due March 31, 1998, and bore interest at the rate of 10% per year. The number of shares of Common Stock issuable pursuant to the CDIL Warrants is equal to 69% of the net sales of Cambridge Diagnostics for the fiscal year preceding the repayment of the CDIL Notes, divided by $32.87. Based on this formula and Cambridge Diagnostics' net sales for fiscal year 1995, had the CDIL Notes been repaid on December 31, 1996, all of the CDIL Warrants would have become exercisable for an aggregate of 1,142,635 shares of Common Stock. On December 31, 1996, the holders of $2.6 million in principal amount of the CDIL Notes entered into agreements (the "Extension Agreements") to terminate and cancel their CDIL Warrants, in exchange for which the Company agreed to transfer to such holders, for no additional consideration, an aggregate of 990,050 shares of Common Stock on the earlier of January 15, 2000, or the occurrence of a change in control (as defined in the Extension Agreements) of the Company. In December 1997, the Company accelerated the issuance of the 990,050 shares to December 17, 1997. In December 1997, the Company entered into exchange agreements with the holders of approximately $2.95 million of CDIL Notes pursuant to which the Company exchanged notes convertible into shares of Common Stock (the "Convertible CDIL Notes") for the CDIL Notes. The Convertible CDIL Notes were issued in a principal amount equal to the principal amount of the CDIL Notes exchanged by the holders thereof, bear interest at the rate of 10% per year, mature on the six-month anniversary of the date of issuance of the Convertible CDIL Notes (the "Convertible CDIL Notes Maturity Date"), are convertible by the holders of such Convertible CDIL Notes in whole at any time on or prior to the Maturity Date into that number of shares of Common Stock determined by dividing the principal balance of such Convertible CDIL Notes plus any accrued interest thereon by $7.225 (the "CDIL Conversion Price"), and will automatically convert, without any action on the part of the holders, on the Convertible CDIL Notes Maturity Date, in the event they are not sooner prepaid or converted, into that number of shares of Common Stock determined by dividing the principal balance of such Convertible CDIL Notes plus the accrued interest thereon by the Conversion Price. The shares of Common

Stock into which the Convertible CDIL Notes are convertible did not receive rights to register such shares under the Securities Act. Therefore, such shares of Common Stock will not be freely transferable absent an available exemption from registration. The CDIL Conversion Price represents a 15% discount from the closing price of the Company's Common Stock on the date immediately preceding the effective date of the exchange of the CDIL Notes for the Convertible CDIL Notes, reflecting in part the fact that shares issuable upon conversion of the Convertible CDIL Notes are not freely transferable. The direct and indirect holders of CDIL Notes included the following directors and officers, which directors and officers exchanged an aggregate principal amount of approximately $0.8 million of CDIL Notes on identical terms with all other holders of CDIL
Notes: John F. Levy, Willard L. Umphrey and Ron Zwanziger. The other holders of the CDIL Notes were; Douglas Alcaide, Murat Anamur & Deniz Ozel, Alex Bodkin, Charles T. Comiso, Ann M. Dignam, Edward Eagan, Kenton & Hannalore Eldridge, Alan S. Fitz MPPP, Ralph Freidin, T. Lawrence Gasse, John B. Glode, Orit Goldstein, Tonlyn Investments Ltd., Susan Hartz, George Howell, James L. Katz, Roy E. Kent, Ming Lash, Martin P. Lele, Steven D. Levy, Kathleen Mason, Richard Mastromatteo, Sue Beth Mazer, Lawrie Okurowski, Mark Parent, Domenic Pugliares, David Scott, Barbara Sherman, Donald S. and Barbara Sherman JT WROS, Lois Silverman, Dorairaju Thavaseelan, M.J. Tolkoff, U.S. Boston Corp. Profit Sharing Retirement Plan FBO Leon Okurowski, and Arieh & Miriam Zwanziger. In addition, U.S. Boston Capital Corporation, a broker-dealer, the President of which is Willard L. Umphrey, a director and principal stockholder of the Company, received a fee of three percent (3%) of the principal amount of the CDIL Notes exchanged as compensation for services rendered by U.S. Boston Capital Corporation in connection with the exchange.

     23. On February 19, 1998, the Company issued a total of 1,108,331 shares of its Common Stock as part of the consideration for the acquisition of Can-Am Care Corporation. Pursuant to the acquisition, Robert Oringer received 277,083 shares, Cover Family Trust received 277,083 shares, Allan M. Goldenburg received 277,084 shares and Benjamin Topor received 277,083 shares.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Net Revenues. Net revenues in 1997 increased $33.2 million or 174% to $52.3 million from $19.1 million in 1996. Net product sales increased $36.8 million or 262% to $50.9 million from $14.1 million in 1996. The primary reason for the increase in revenues was the addition of the Nutritional Supplement Lines acquired in February 1997. Net sales of Nutritional Supplement Lines were $18.1 million in 1997. The Company's net sales for women's health products for 1997 were $14.4 million, an increase of $6.9 million or 92% from net sales of $7.5 million in 1996. The increase in the net sales of women's health products is attributed to new private label accounts. Net sales of diagnostic products for 1997 were $18.3 million, an increase of $11.7 million or 178% from net sales of $6.6 million in 1996. The increase in diagnostic product sales is primarily due to the Company's acquisition of Orgenics in October 1996. In December 1997, the Company had its first sales of its electrochemical blood glucose monitoring system to LifeScan. The net sales to LifeScan accounted for only $144,000 in 1997, but the Company expects sales to LifeScan and in the diabetes segment of the business in general to be a significant portion of 1998 and future revenues. Grant and other revenue was $1.4 million, in 1997, a decrease of $3.6 million or 73% from grant and other revenue of $5.0 million in 1996. In 1996, the Company recognized $4.0 million of revenue related to a $7.0 million success fee received from LifeScan in October 1996. The Company did not recognize revenue related to the aforementioned success fee in 1997. Approximately $1.1 million of the revenues for 1997 was attributable to the amortization of deferred revenue associated with certain development and capital grants relating to the Inverness Facility. There was approximately $722,000 of revenue recognized in connection with the grants related to the Inverness Facility for 1996.

     Gross Profit. Gross profit for 1997 increased $17.9 million or 220% to $26.0 million from $8.1 million in 1996. Gross profit as a percentage of net revenues increased to 50% for 1997 from 43% in 1996. Gross profit on product sales was 47% in 1997 and 16% in 1996. The increase in gross profit was primarily attributable to the addition of revenue from the Nutritional Supplement Lines. Gross profit on the Nutritional Supplement Lines was $11.6 million or 64% of the net sales of the Nutritional Supplement Lines. Gross profit on women's health products was $4.4 million or 31% of the net sales of women's health products in 1997 compared to $600,000 or 8% of the net sales of women's health products in 1996. The increase was primarily due to provisions for product returns recorded in 1996 due to consolidation in the industry and cost reductions realized in 1997 from the manufacture of pregnancy test sticks at the Company's facility in Galway, Ireland. Gross profit on diagnostic products was $9.9 million or 54% of the net sales diagnostic products in 1997 compared to $2.5 or 38% of the net sales of diagnostic products in 1996. The increase in gross profit on diagnostic product sales is primarily due to the Company's acquisition of Orgenics in October 1996.

     Research and Development Expense. Research and development expense for 1997 increased $9.0 million or 135% to $15.6 million from $6.6 million in 1996. The increase was primarily due to expenses incurred in connection with the development of the Company's electrochemical blood glucose monitoring system and increased spending on research related to noninvasive blood glucose technologies. These development activities accounted for $11.5 million of the 1997 research and development expense. In addition, the Company continues to allocate research and development resources to the areas of women's health products, nutritional supplements and infectious diseases, principally those related to the detection of HIV. The Company expects to continue to spend significant amounts on research and development throughout 1998.

     Charge for In Process Research and Development. A portion of the purchase price of the Company's acquisition of Orgenics was allocated to in process research and development projects that did not achieve technological feasibility and did not have future alternative uses. The total charge for in process research and development was $7.7 million of which $3.3 million was expensed in 1997 and $4.4 million was expensed in 1996.

     Selling, General and Administrative Expense. Selling, general and administrative expense increased $15.1 million or 144% to $25.6 million from $10.5 million in the 1996. The increase was primarily attributable to the acquisition of Orgenics and marketing efforts and the hiring of additional staff to support the sales of the Nutritional Supplement Lines. Selling, general and administrative expense, as a percentage of net revenues, decreased during 1997 as compared to 1996. Selling, general and administrative expense were 49% of net revenues for 1997 compared to 55% for 1996.

     Non-Cash Compensation Expense. The non-cash compensation expense of $168,000 for 1997 relates to compensation pertaining to the grant of certain stock options to employees. Substantially all of the non-cash compensation expense for 1996 related to certain stock options granted to certain employees of the Company. For 1996 the non-cash compensation expense related to a stock option granted to the Company's Chief Executive Officer in August 1995 was $3.2 million. Additional non-cash compensation expense of $680,000 for 1996 related to stock options granted to certain other employees that were contingent on certain goals that were met. In accordance with SFAS No. 123, Accounting for Stock Based Compensation, the Company recorded non-cash compensation expense of $76,000 for stock options granted to outside consultants. The remaining $199,000 of non-cash compensation expense for 1996 relates to the amortization of deferred compensation pertaining to the grant of certain stock options to employees.

     Interest and Other Income (Expense). In 1997, the Company recognized $498,000 of non-cash interest expense for the amortization of the original issue discount on convertible notes and warrants. In 1996, the Company recognized $10.6 million of non-cash interest expense relating to certain warrants issued in connection with the acquisition of Cambridge Diagnostics. The charge relates to the increase in the fair market value of the underlying Common Stock at December 31, 1996 as compared to the estimated fair market value at December 31, 1995. Excluding the aforementioned non-cash charges, interest expense was $5.0 million for 1997 as compared to $662,000 for 1996. The increase in interest expense is due to new financing activities in 1997 that are described under the caption of "Liquidity and Capital Resources". The interest expense on financing received in 1997 was $1.8 million on the loans from Fleet National Bank, $400,000 on the AHP Note, $900,000 on the Subordinated Revenue Royalty Notes, $800,000 on the Senior Subordinated Convertible Notes, and $300,000 on a loan from LifeScan. Interest income increased by $425,000 to $968,000 for 1997 from $543,000 in 1996, primarily due to larger cash balances.

     The Company incurred an unrealized loss of $717,000 in 1997 on the translation of intercompany receivables. Fluctuations in foreign currency did not significantly impact revenue performance measured in U.S. dollars for 1997. Substantially all sales are paid in the functional currency of the selling entity.

     Dividends and Minority Interest. The Company's subsidiary in Inverness, Scotland accrued $114,000 for 1997, representing a 6% dividend payable on its outstanding cumulative redeemable preference shares, as compared to $110,000 for 1996. The Company recognized a $327,000 loss in 1997 related to its 28.9% equity in the net loss of Enviromed compared to a $200,000 loss recognized in 1996. Minority interest in certain of the Company's subsidiaries was $181,000 in 1997 and $133,000 in 1996.

     Extraordinary Loss. In 1997, the Company incurred a non-cash charge of $579,000 for the extinguishment of debt related to the Cambridge Diagnostics Notes and ENPLC Notes which were exchanged for convertible notes.

     Income Taxes. In 1997, the Company recorded provisions of $196,000 for income taxes of which $175,000 is estimated Pennsylvania state income tax.

     Net Loss. Net loss for 1997 was approximately $24.7 million or ($3.36) per common share as compared to $28.6 million or ($6.00) per common share in 1996. The net loss in 1997 includes non-cash charges for (i) interest expense of $498,000, (ii) an extraordinary loss on the extinguishment of debt of $579,000,
(iii) in process research and development of $3.3 million and (iv) equity in the net loss of Enviromed of $327,000. The net loss in 1996 includes non-cash charges for (i) interest expense of $10.6 million, (ii) compensation expense of $4.2 million, (iii) in process research and development of $4.4 million and (iv) equity in the net loss of Enviromed of $200,000. Excluding the non-cash charges results in a net loss of $20.0 million or ($2.50) per common share in 1997 as compared to $9.2 million or ($1.92) per common share for 1996. These losses reflect increased spending on research and development as well as expansion of the Company's sales and marketing efforts and the hiring of additional staff to support the Company's operations.

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

     Research and Development Expense. Research and development expense for 1996 increased $5.1 million or 333% to $6.6 million from $1.5 million in 1995. The increase was primarily due to expenses incurred in connection with the development of the Company's New System and generic electrochemical blood glucose test strips. These development activities accounted for $4.0 million of the increase in 1996. In addition, the Company continues to allocate research and development resources to the areas of women's health products and infectious diseases, principally those related to the detection of HIV.

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

     Non-Cash Compensation Expense. Substantially all of the non-cash compensation expense for 1996 related to certain stock options granted to certain employees of the Company. For 1996 the non-cash compensation expense related to a stock option granted to the Company's Chief Executive Officer in August 1995 was $3.2 million. Non-cash compensation expense of $680,000 for 1996 related to stock options granted to certain employees that were contingent on certain goals which have now been met. In accordance with SFAS No. 123, Accounting for Stock Based Compensation, the Company recorded non-cash compensation expense of $76,000 for stock options granted to outside consultants. The remaining $199,000 of non-cash compensation expense for 1996 relates to the amortization of deferred compensation pertaining to the grant of certain stock options to employees.

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

     Dividends and Minority Interest. The Company's subsidiary in Inverness, Scotland accrued $110,000 for 1996, representing a 6% dividend payable on its outstanding cumulative redeemable preference shares, as compared to $56,000 for 1995. The Company also recognized a $200,000 loss related to its 28.9% equity in the net loss of Enviromed and an allocation of $133,000 minority interest in Orgenics.

     Net Loss. Net loss for 1996 was approximately $28.6 million or ($6.00) per common share as compared to $10.1 million or ($2.61) per common share in 1995. Excluding the previously described non-cash interest expense of $10.6 million, non-cash compensation expense of $4.2 million, non-cash charge for in process research and development of $4.4 million and equity in the net loss of Enviromed of $200,000 in 1996 and non-cash interest expense of $4.2 million in 1995 results in a net loss of $9.2 million or ($1.92) per common and common equivalent share in 1996 as compared to $5.8 million or ($1.52) per common and common equivalent share for 1995. These losses reflect increased spending on research and development as well as expansion of the Company's sales and marketing efforts and the hiring of additional staff to support the Company's operations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations primarily through the funds it has received in connection with the Initial Public Offering, a secondary public offering, funds received in connection with the LifeScan Alliance, private placements of debt and equity securities, a bank line of credit and other borrowings, cash from product sales and grants from government development agencies.

     In November 1995, in connection with the closing of an investment agreement between Johnson & Johnson Development Corporation ("JJDC") and the Company, Selfcare received an advance of $7.0 million from JJDC. The Company received an additional $6.7 million advance in May 1996 in connection with the

Company's filing of a Section 510(k) Notification with respect to the prior version of FastTake(TM) and the acceptance for the filing by the FDA on May 21, 1996 of such notification. In September 1996, the Company received FDA Clearance for the prior version of the FastTake(TM). In conjunction with LifeScan, the Company subsequently undertook certain enhancements to the user interface features for the prior version of the FastTake(TM). The underlying chemistry and function of the disposable strips of FastTake(TM), however, were not changed from those of the prior version of FastTake(TM). On October 22, 1996 the Company announced that it had entered into the Distribution Agreement with LifeScan pursuant to which LifeScan will distribute the FastTake(TM). The Company filed a
Section 510(k) Notification in February 1997 with the FDA with respect to FastTake(TM). FastTake(TM) received FDA clearance to market on June 20, 1997. As contemplated by the November 10, 1995 agreements between Selfcare and LifeScan, LifeScan paid Selfcare in October 1996 a $7.0 million success fee and JJDC converted its previous cash advances to Selfcare of approximately $13.7 million into 201,622 shares of Common Stock upon the consummation of the distribution agreement with the Company. In addition, JJDC will also receive, for no additional consideration, additional shares of Common Stock equal to 5% of all Common Stock issued by the Company pursuant to options and warrants that were outstanding as of November 10, 1995. To date, JJDC has received an additional 9,743 shares of Common Stock. The Company estimates that JJDC will ultimately receive approximately an additional 245,583 shares of Common Stock.

     In November 1994, Selfcare acquired Cambridge Diagnostics from Cambridge Biotech Corporation for an aggregate of $2.1 million and the assumption of certain liabilities. In addition, the Company furnished Cambridge Diagnostics with a $900,000 working capital line of credit. Selfcare financed the acquisition of Cambridge Diagnostics by utilizing a bank line of credit and subsequently refinanced the amount borrowed through the issuance of an aggregate of $3.0 million in original principal amount of 10% promissory notes (the "CDIL Notes"), together with attached warrants with an aggregate purchase price of $30,000 (the "CDIL Warrants"). The CDIL Notes were due March 31, 1998, and bore interest at the rate of 10% per year. The number of shares of Common Stock issuable pursuant to the CDIL Warrants is equal to 69% of the net sales of Cambridge Diagnostics for the fiscal year preceding the repayment of the CDIL Notes, divided by $32.87. Based on this formula and Cambridge Diagnostics' net sales for fiscal year 1995, had the CDIL Notes been repaid on December 31, 1996, all of the CDIL Warrants would have become exercisable for an aggregate of 1,142,635 shares of Common Stock. On December 31, 1996, the holders of $2.6 million in principal amount of the CDIL Notes entered into agreements (the "Extension Agreements") to terminate and cancel their CDIL Warrants, in exchange for which the Company agreed to transfer to such holders, for no additional consideration, an aggregate of 990,050 shares of Common Stock on the earlier of January 15, 2000, or the occurrence of a change in control (as defined in the Extension Agreements) of the Company. In December 1997, the Company accelerated the issuance of the 1,142,635 shares to December 17, 1997. In December 1997, the Company entered into exchange agreements with the holders of approximately $2.95 million of CDIL Notes pursuant to which the Company exchanged notes convertible into shares of Common Stock (the "Convertible CDIL Notes") for the CDIL Notes. The Convertible CDIL Notes were issued in a principal amount equal to the principal amount of the CDIL Notes exchanged by the holders thereof, bear interest at the rate of 10% per year, mature on the six-month anniversary of the date of issuance of the Convertible CDIL Notes (the "Convertible CDIL Notes Maturity Date"), are convertible by the holders of such Convertible CDIL Notes in whole at any time on or prior to the Maturity Date into that number of shares of Common Stock determined by dividing the principal balance of such Convertible CDIL Notes plus any accrued interest thereon by $7.225 (the "CDIL Conversion Price"), and will automatically convert, without any action on the part of the holders, on the Convertible CDIL Notes Maturity Date, in the event they are not sooner prepaid or converted, into that number of shares of Common Stock determined by dividing the principal balance of such Convertible CDIL Notes plus the accrued interest thereon by the Conversion Price. The shares of Common Stock into which the Convertible CDIL Notes are convertible did not receive rights to register such shares under the Securities Act. Therefore, such shares of Common Stock will not be freely transferable absent an available exemption from registration. The CDIL Conversion Price represents a 15% discount from the closing price of the Company's Common Stock on the date immediately preceding the effective date of the exchange of the CDIL Notes for the Convertible CDIL Notes, reflecting in part the fact that shares issuable upon conversion of the Convertible CDIL Notes are not freely transferable. The direct and indirect holders of

CDIL Notes included the following directors and officers, which directors and officers exchanged an aggregate principal amount of approximately $0.8 million of CDIL Notes on identical terms with all other holders of CDIL Notes: John F. Levy, Willard L. Umphrey and Ron Zwanziger. The other holders of the CDIL Notes were; Douglas Alcaide, Murat Anamur & Deniz Ozel, Alex Bodkin, Charles T. Comiso, Ann M. Dignam, Edward Eagan, Kenton & Hannalore Eldridge, Alan S. Fitz MPPP, Ralph Freidin, T. Lawrence Gasse, John B. Glode, Orit Goldstein, Tonlyn Investments Ltd., Susan Hartz, George Howell, James L. Katz, Roy E. Kent, Ming Lash, Martin P. Lele, Steven D. Levy, Kathleen Mason, Richard Mastromatteo, Sue Beth Mazer, Lawrie Okurowski, Mark Parent, Domenic Pugliares, David Scott, Barbara Sherman, Donald S. and Barbara Sherman JT WROS, Lois Silverman, Dorairaju Thavaseelan, M.J. Tolkoff, U.S. Boston Corp. Profit Sharing Retirement Plan FBO Leon Okurowski, and Arieh & Miriam Zwanziger. In addition, U.S. Boston Capital Corporation, a broker-dealer, the President of which is Willard L. Umphrey, a director and principal stockholder of the Company, received a fee of three percent (3%) of the principal amount of the CDIL Notes exchanged as compensation for services rendered by U.S. Boston Capital Corporation in connection with the exchange.

     The Company received $1.6 million in June 1995 from an investment by Inverness & Nairn Local Enterprise Corporation ("INLEC"), a development agency funded by the government of the United Kingdom, in 1,000,000 shares of 6% Cumulative Redeemable Preference Shares (the "Preference Shares") of Inverness to finance a portion of the start-up costs relating to the facility in Inverness, Scotland. The Preference Shares held by INLEC (including cumulative dividend) are reflected in the accompanying consolidated balance sheets as mandatorily redeemable preferred stock of a subsidiary. The Company must redeem all 1,000,000 Preference Shares by May 31, 2000. If the Company cannot legally redeem the Preference Shares on that date, it must redeem the shares as soon as legally permissible at a price of approximately $1.91 per share plus any accrued and unpaid dividends. Upon liquidation of Inverness, the Preference Shareholders are entitled to receive approximately $1.59 per share, plus any accrued and unpaid dividends; thereafter, the ordinary stockholders shall equally share with the Preference Shareholders in the remaining assets to be distributed. The Preference Shareholders do not hold any voting rights.

     In March 1996, the Company entered into an agreement (the "Manufacturing Agreement") with Princeton BioMeditech Corporation ("Princeton") pursuant to which the Company, among other things, agreed to purchase certain minimum amounts of product relating to the Company's pregnancy self-test products from Princeton over a three year term and provide $500,000 in capital to Princeton for the purchase of equipment necessary to implement the agreement. As of December 31, 1996, the Company had paid Princeton the $500,000 for the equipment, which the Company owns but which is currently installed at Princeton. On August 6, 1997, the Company and Princeton amended the Manufacturing Agreement to extend the term of certain provisions of the agreement for a period of four years beginning on July 1, 1997. During the first year of the extended contract, the Company is obligated to purchase minimum amounts of products from Princeton at agreed upon prices totaling $2,656,000, which prices are subject in each case to renegotiation if significant changes occur in the marketplace to significantly erode the Company's ability to aggressively market such products. During the remaining three years of the agreement, the Company is obligated to purchase minimum amounts of products at prices to be mutually agreed upon based upon market conditions.

     Also on August 6, 1997, the Company and Princeton, together with wholly-owned subsidiaries of each of the Company (the "Selfcare Sub") and Princeton (the "Princeton Sub"), and PBM-Selfcare LLC, a limited liability company owned and managed by the Company and Princeton (the "LLC"), entered into a Joint Venture Agreement (the "Joint Venture Agreement"). The purpose of the joint venture is to own, develop and exploit certain intellectual property rights related to rapid immunochemical diagnostic tests (the "Intellectual Property"). Under the Joint Venture Agreement, Princeton contributed its rights in the Intellectual Property to the LLC while Selfcare Sub agreed to contribute up to $2,000,000, on an as needed basis, to cover expenses incurred by the LLC in enforcing the rights of the LLC in the Intellectual Property. Selfcare Sub and Princeton Sub are also obligated to cover 50% of any other operating expenses of the LLC. The LLC entered into license agreements with both Selfcare and Princeton granting each a non-exclusive, worldwide, royalty-free license to the Intellectual Property. To date the Company has not incurred material costs pursuant to the Joint Venture Agreement and does not anticipate expending material resources in connection with this activity during the 1998 fiscal year.

     In October 1996, Selfcare acquired a 57.1% direct and indirect equity interest in Orgenics, as a result of the conversion of the Orgenics Debenture and purchase of outstanding shares of Orgenics and Orgenics International. The Company paid approximately $7.0 million in cash. On March 6, 1997 the Company exercised its call rights to purchase substantially all of the remaining shares in Orgenics and Orgenics International pursuant to option agreements with substantially all of the holders of Orgenics and Orgenics International shares. In total, the Company paid $18.4 million in cash and Common Stock, including approximately $100,000 of direct acquisition costs, for 99.8% of Orgenics and Orgenics International shares. In addition, the Company has granted options to purchase up to 85,800 shares of Common Stock having a fair market value of approximately $1.1 million.

     In October 1996, the Company purchased 200,000 common shares of Enviromed plc ("Enviromed") and agreed to purchase EN PLC Limited Partnership's ("EN PLC") holding of 7,961,386 common shares of Enviromed for a promissory note with a principal amount of approximately $3.8 million. In November 1996, the Company purchased an additional 100,000 common shares of Enviromed. Effective as of January 1, 1997, the Company and EN PLC entered into an amendment to the agreement (the "EN PLC Agreement") with EN PLC pursuant to which the Company agreed to issue two promissory notes, in principal amounts of approximately $2.8 million and $1.0 million respectively, evidencing the purchase price under the EN PLC Agreement (the "EN PLC Notes"). In December 1997, the Company exchanged notes that are convertible into shares of Common Stock (the "Convertible EN PLC Notes") in a principal amount equal to approximately $1.6 million for payments due in January and April 1998 under the EN PLC Notes. The Convertible EN PLC Notes bear interest at the rate of 10% per year, mature on the six-month anniversary of the date of issuance of the Convertible EN PLC Notes (the "Convertible EN PLC Notes Maturity Date"), are convertible by the holders thereof in whole at any time on or prior to the Convertible EN PLC Notes Maturity Date into that number of shares of Common Stock determined by dividing the principal balance of such Convertible EN PLC Notes plus any accrued interest thereon by $7.225 (the "EN PLC Conversion Price") and will automatically convert, without any action on the part of the holders thereof, on the Convertible EN PLC Notes Maturity Date, in the event they are not sooner prepaid or converted, into that number of shares of Common Stock determined by dividing the principal balance of such Convertible EN PLC Notes plus the accrued interest thereon by the EN PLC Conversion Price. The shares of Common Stock into which the Convertible EN PLC Notes are convertible did not receive rights to register such shares under the Securities Act. Therefore, such shares of Common Stock will not be freely transferable absent an available exemption from registration. The EN PLC Conversion Price represents a 15% discount from the closing price of the Company's Common Stock on the date immediately preceding the effective date of the exchange of the amounts due under the EN PLC Notes in January and April 1998 for the Convertible EN PLC Notes, reflecting in part the fact that shares issuable upon conversion of the Convertible EN PLC Notes are not freely transferable. The holders of EN PLC Notes included the following directors and officers, which directors and officers exchanged an aggregate amount of approximately $0.8 million on identical terms with all other holders of EN PLC
Notes: Carol R. Goldberg, John F. Levy, Willard L. Umphrey and Ron Zwanziger.

     On January 17, 1997, at a meeting of the shareholders of Enviromed called at the request of Selfcare, the shareholders of Enviromed voted to remove the existing Board of Directors of Enviromed and to elect as directors four individuals nominated by Selfcare. The Company has provided loans of $742,000 of which $320,000 is secured by a debenture ranking second behind Enviromed's bank. The additional $422,000 is unsecured. The Company does not currently contemplate making further loans to Enviromed at this time. Subject to Enviromed's shareholders consent a further $240,000 may be loaned on a secured basis. Selfcare has informed the board of Enviromed that it is no longer considering further equity investments.

     On February 19, 1997, the Company completed the Nutritional Supplement Lines Acquisition, pursuant to which a newly-formed subsidiary of the Company, Selfcare Consumer Products, Inc. ("SCPI") acquired the Nutritional Supplement Lines from AHP. As consideration for the Nutritional Supplement Lines, SCPI paid to AHP $30.0 million in cash and the Company issued to AHP a $6.0 million promissory note (the "AHP Note"). The Company funded the cash portion of the purchase price with a credit facility consisting of a $25.0 million term loan ("the AHP Term Loan") and a $5.0 million bridge loan (the "AHP Bridge Loan"). The AHP Note was due on February 19, 1998, the first anniversary of the Nutritional Supplement Lines Acquisition, and bears interest payable quarterly at the rate of 7.0% per annum. The Company and AHP have agreed to extend the note. The Company paid $2.0 million on February 27, 1998 and will pay $2.0 million on April 1, 1998 and another $2.0 million on June 30, 1998.

     The AHP Bridge Loan was repaid June 4, 1997. The Company paid $3.0 million of principal on the AHP Term Loan in 1997 and paid the remainder of the AHP Term Loan on February 19, 1998 from funds received from Chase (See "Subsequent Events").

     At December 31, 1997, the Company had cash and cash equivalents of $15.7 million, an $800,000 decrease from December 31, 1996. Cash used for operations in 1997 was $15.9 million due largely to net losses of $24.7 million in 1997. However, the net loss for 1997 included $9.9 million of non-cash items. Other uses of cash in operating activities included increases in both accounts receivable and inventory in the aggregate of $5.1 million reflecting the Company's increase in sales. Prepaid and other current assets increased $228,000 due primarily to an increase in value added taxes (VAT) receivable. Cash was provided for operations in part by an increase in accounts payable, accrued expenses, and other current liabilities of $4.4 million.

     During 1997, the Company used $5.4 million to purchase property and equipment. Approximately $2.9 million of the purchased property and equipment was for the Inverness Facility.

     In March 1997, the Company sold 1.8 million shares of Common Stock in a secondary public offering (the "March 1997 Offering"). The total net proceeds from the March 1997 Offering were approximately $16.1 million after deducting the underwriters' commission and approximately $900,000 of expenses.

     Financing activities provided approximately $63.1 million before commissions and expenses in 1997. The most significant financing activities were: the March 1997 Offering with proceeds of $18.0 million before commissions and expenses, the issuance of Subordinated Revenue Royalty Notes in June and July, 1997 having an aggregate issue price of $7,500,000, the sale on August 26, 1997, of Series B Convertible Preferred shares in the total amount of $8,000,000, the issuance on October 27, 1998 of the Senior Subordinated Convertible Notes due October 28, 2002, in the aggregate principal amount of $10,000,000 and warrants to receive up to 137,950 shares of the Company's Common, and the conversion of certain amounts due under the EN PLC and substantially all amounts due under the CDIL Notes, each as discussed above.

     As of December 31, 1997, the Company had approximately $16.9 million and $46.7 million of domestic and foreign net operating loss carryforwards, respectively, and approximately $65,000 of research and development tax credit carryforwards, which expire at various dates through 2012. These losses and tax credits are available to reduce federal taxable income and federal income taxes, respectively, in future years, if any. These losses and tax credits are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain cumulative changes in ownership interests of significant shareholders over a three-year period in excess of 50%. The Company has recorded a 100% valuation allowance against these deferred tax assets, as the realization of such assets is uncertain.

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

     The Company currently anticipates that its existing capital resources, including funds expected to be generated from operations and other financing activities, will be adequate to satisfy its capital requirements for at least the next 12 months. No assurance can be given that additional financing, including currently planned financing, will be available, or, if available, that it will be available on acceptable terms. If additional funds are raised by issuing equity securities, further dilution to then existing stockholders will result. If adequate funds are not available, the Company may be required to significantly curtail one or more of its research and development programs, or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies or products which the Company would otherwise pursue on its own.

  Subsequent Events

     On February 18, 1998, the Company's subsidiary SCPI acquired Can-Am Care Corporation ("Can-Am"), a leading supplier of diabetes care products, for approximately $27.9 million, consisting of $13.6 million in cash, notes in the aggregate principal amount of $2 million (subject to potential premiums of up to an additional $2 million in the aggregate based upon increases in the Company's common stock during the term of the Notes) and approximately 1.1 million shares of the Company's Common Stock. Can-Am sells insulin syringes, blood lancets, glucose tablets and specialty skin creams to pharmacies across the United States. Can-Am's revenues for the fiscal year ended May 31, 1997 were approximately $25.9 million. Upon the closing of the acquisition, Mr. Robert Oringer, President of Can-Am, became a member of the Company's Board of Directors and continued as President of Can-Am.

     In consideration for the sale of his interest in Can-Am, Mr. Oringer received from the Company 277,083 shares of the Company's Common Stock and a Non-Negotiable Note, maturing February 18, 2001, in the principal amount of $500,000, bearing interest at an annual rate of 6%. In connection with the acquisition, Can-Am entered into a Supply Agreement with A.M.G. Medical, Inc. ("AMG") whereby Can-Am agreed, with certain exceptions, to purchase 100% of its requirements for monolet-compatible lancets from AMG for so long as Can-Am is in the business of selling monolet compatible lancets. In addition, Can-Am entered into a Management Services Agreement with AMG whereby AMG will provide labor, office space, office related services and insurance to Can-Am for a term of five years. Under the Management Services Agreement, Can-Am will pay AMG a fixed fee to cover the costs of office space, tax, heating, maintenance and insurance costs associated therewith, office expenses and telephone and computer equipment and access expenses ("Fixed Fee"); a variable fee to cover the costs of salaries, overtime pay, bonuses and related compensation of employees providing services to Can-Am ("Variable Fee"); and the costs of all direct expenses incurred by AMG, including supply expenses, postage costs, printing costs, and other miscellaneous charges and expenses ("Direct Expenses"). During the first year of the term of the Management Services Agreement, the Fixed Fee will be $112,800. This fixed Fee will increase by 5% annually and is subject to change after renegotiation based upon changes in the scope of services required by Can-Am. The Variable Fee is based on the actual salaries paid by AMG to the AMG employees providing services to Can-Am and the percentage of their time such employees devote to providing services to Can-Am. The Direct Expenses are based on the actual costs AMG incurs. Robert Oringer's wife owns 33% of AMG through a personal holding company.

     To fund the cash portion of the purchase price, the Company and SCPI entered into a $42 million credit agreement with a The Chase Manhattan Bank ("Chase"). The new credit agreement consists of a $37 million term loan and a $5 million revolving line of credit. Of the proceeds from this term loan, SCPI used $32 million to finance the cash portion of the Can-Am purchase price and to refinance the existing bank debt with Fleet National Bank ("Fleet"). The remaining $5 million was used to repay a $5 million note payable by SCPI to the Company. SCPI will use the remaining availability under the new credit facility to fund working capital.

     The new credit agreement requires compliance with various financial and non-financial covenants for both the Company and SCPI. The primary financial covenants pertain to, among other things, interest coverage, debt services coverage, leverage, and earnings before interest, taxes, depreciation and amortization (EBITDA).

     The term loan and revolving line of credit allow SCPI to borrow funds at varying rates, including options to borrow at an alternate base rate, as defined, plus a spread from .25% to 1.75%, or the LIBOR rate plus a spread from 1.75% to 3.00%. The spreads discussed above depend on SCPI's ratio of senior funded debt to EBITDA.

     Borrowings are secured by SCPI's stock, and the assets of SCPI, CanAm and the Company and its subsidiaries. Borrowings under the revolving line of credit are based on certain percentages of eligible assets, as defined. SCPI is required to pay an annual fee of .375% for the unused portion of the revolving line of credit. The revolving line of credit expires on February 18, 2002.

     SCPI is required to make quarterly principal payments ranging from $1.3 million to $1.95 million through December 31, 2003, with payments of approximately $1.4 million beginning on June 30, 1998. SCPI and the Company must also make mandatory prepayments on the term loan if they meet certain cash flow thresholds, sell assets outside of the ordinary course of business, issue or sell indebtedness or issue stock, as defined in the credit agreement.

ITEM 7.  FINANCIAL STATEMENTS.

     See Financial Statements and Schedules attached hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

     The information required by Items 9, 10, 11 and 12 of Part III of this Report on Form 10-KSB is hereby incorporated by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

ITEM 13.  EXHIBITS LIST AND REPORTS ON FORM 8-K.

     a) The following documents are filed as part of this Annual Report on Form 10-KSB: 1. Financial Statements -- See Index on page F-1.

     2. The following is a complete list of Exhibits filed as part of this Annual Report on Form 10-KSB:

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
     3.1      Amended and Restated Certificate of Incorporation
              (incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form SB-2, No. 333-4830-NY)
     3.2      Certificate of Designation for the Selfcare, Inc. Series A
              Convertible Preferred Stock (incorporated by reference to
              Exhibit 3.2 to the Company's registration statement on Form
              SB-2, No. 333-19911)
     3.3      Amended and Restated By-laws (incorporated by reference to
              Exhibit 3.2 to the Company's registration statement on Form
              SB-2, No. 333-4830-NY)
     4.1      Specimen certificate for shares of Common Stock, par value
              $.001 per share, of the Company (incorporated by reference to Exhibit 4.1 to the Company's registration statement on
              Form SB-2, No. 333-4830-NY)
     4.2      Specimen certificate for shares of Series A Convertible
              Preferred Stock, par value $.001 par share, of the Company
              (incorporated by reference to Exhibit 4.2 to the Company's registration statement on Form SB-2, No. 333-19911)
     9.1      Voting Agreement, dated May 13, 1996, by and among the
              stockholders of Selfcare, Inc. who are signatories thereto.
              (incorporated by reference to Exhibit 9.1 to the Company's registration statement on Form SB-2, No. 333-4830-NY)
   +10.1      Agreement, dated March 22, 1996, between Selfcare, Inc. and
              Princeton BioMeditech Corporation (incorporated by reference to Exhibit 10.1 to the Company's registration statement on
              Form SB-2, No. 333-4830-NY)
    10.2      Master Agreement, dated as of November 10, 1995, by and
              among Johnson & Johnson Development Corporation, LifeScan,
              Inc. and Selfcare, Inc. (incorporated by reference to
              Exhibit 10.2 to the Company's registration statement on Form
              SB-2, No. 333-4830-NY)
    10.3      Form of Sales Distribution Agreement for Testing System for
              Blood Glucose between LifeScan, Inc. and Selfcare, Inc.
              (incorporated by reference to Exhibit 10.3 to the Company's registration statement on Form SB-2, No. 333-4830-NY)
    10.4      Investment Agreement, dated as of November 10, 1995, by and between Johnson & Johnson and Selfcare, Inc. (incorporated by reference to Exhibit 10.4 to the Company's registration statement on Form SB-2, No. 333-4830-NY)

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
    10.5      Master Agreement, dated as of November 30, 1994, among
              Selfcare, Inc., Cambridge Biotech Limited (Cambridge
              Diagnostics Ireland Limited) and Cambridge Biotech
              Corporation (incorporated by reference to Exhibit 10.5 to
              the Company's registration statement on Form SB-2, No.
              333-4830-NY)
    10.6      Sale and Subscription Agreement, dated as of November 30,
              1994, between Cambridge Biotech Limited (Cambridge
              Diagnostics Ireland Limited), Cambridge Biotech Corporation
              and Selfcare, Inc. (incorporated by reference to Exhibit
              10.6 to the Company's registration statement on Form SB-2,
              No. 333-4830-NY)
    10.7      Indemnification Agreement dated as of November 30, 1994, by and between, Cambridge Biotech Corporation and Cambridge
              Biotech Limited (Cambridge Diagnostics Ireland Limited)
              (incorporated by reference to Exhibit 10.7 to the Company's registration statement on Form SB-2, No. 333-4830-NY)
    10.8      License Agreement [CAPILLUS], dated November 30, 1994,
              between Cambridge Biotech Corporation and Cambridge Biotech
              Limited (Cambridge Diagnostics Ireland Limited)
              (incorporated by reference to Exhibit 10.8 to the Company's registration statement on Form SB-2, No. 333-4830-NY)
    10.9      License Agreement [HIV 1/2 EIA], dated November 30, 1994,
              between Cambridge Biotech Corporation and and Cambridge
              Biotech Limited (Cambridge Diagnostics Ireland Limited)
              (incorporated by reference to Exhibit 10.9 to the Company's registration statement on Form SB-2, No. 333-4830-NY)
    10.10     License Agreement [HIV 1/2 RTD], dated November 30, 1994,
              between Cambridge Biotech Corporation and Cambridge Biotech
              Limited (Cambridge Diagnostics Ireland Limited)
              (incorporated by reference to Exhibit 10.10 to the Company's registration statement on Form SB-2, No. 333-4830-NY)
    10.11     License Agreement [LYME], dated November 30, 1994, between
              Cambridge Biotech Corporation and Cambridge Biotech Limited
              (Cambridge Diagnostics Ireland Limited) (incorporated by
              reference to Exhibit 10.11 to the Company's registration
              statement on Form SB-2, No. 333-4830-NY)
    10.12     License Agreement [RAPID TEST], dated November 30, 1994,
              between Cambridge Biotech Corporation and Cambridge Biotech
              Limited (Cambridge Diagnostics Ireland Limited)
              (incorporated by reference to Exhibit 10.12 to the Company's registration statement on Form SB-2, No. 333-4830-NY)
    10.13     License Agreement [HEP D], dated November 30, 1994, between
              Cambridge Biotech Limited (Cambridge Diagnostics Ireland
              Limited) and Cambridge Biotech Corporation (incorporated by reference to Exhibit 10.13 to the Company's registration
              statement on Form SB-2, No. 333-4830-NY)
    10.14     Shareholders' Agreement, dated November 30, 1994, by and
              among Selfcare, Inc., Cambridge Biotech Corporation and
              Cambridge Biotech Affiliated Corporation) (Cambridge
              Affiliate Corporation) (incorporated by reference to Exhibit
              10.14 to the Company's registration statement on Form SB-2,
              No. 333-4830-NY)
    10.15     Management Agreement, dated November 30, 1994, between
              Cambridge Biotech Affiliated Corporation (Cambridge
              Affiliate Corporation) and Cambridge Biotech Limited
              (Cambridge Diagnostics Ireland Limited) (incorporated by
              reference to Exhibit 10.15 to the Company's registration
              statement on Form SB-2, No. 333-4830-NY)
    10.16     Manufacturing Agreement, dated November 30, 1994, between
              Cambridge Biotech Affiliated Corporation (Cambridge
              Affiliate Corporation) and Cambridge Biotech Limited
              (Cambridge Diagnostics Ireland Limited) (incorporated by
              reference to Exhibit 10.16 to the Company's registration
              statement on Form SB-2, No. 333-4830-NY)
    10.17     Sales Agent Agreement, dated November 30, 1994, between
              Cambridge Biotech Affiliated Corporation (Cambridge
              Affiliate Corporation) and Cambridge Biotech Limited
              (Cambridge Diagnostics Ireland Limited) (incorporated by
              reference to Exhibit 10.17 to the Company's registration
              statement on Form SB-2, No. 333-4830-NY)
    10.18     Stock Purchase Agreement, dated as of March 8, 1994, among
              Selfcare, Inc., Ron Zwanziger and Enviromed plc
              (incorporated by reference to Exhibit 10.18 to the Company's registration statement on Form SB-2, No. 333-4830-NY)
    10.19     Registration Rights Agreement, dated April 5, 1994, between
              Selfcare, Inc., USB '93 Technology Associates Limited
              Partnership and Enviromed plc (incorporated by reference to
              Exhibit 10.19 to the Company's registration statement on
              Form SB-2, No. 333-4830-NY)

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
    10.20     Shareholders' Agreement, dated as of March 15, 1994, among
              Selfcare, Inc., USB '93 Technology Associates Limited
              Partnership, Enviromed plc and the Ron Zwanziger Family
              Trust (incorporated by reference to Exhibit 10.20 to the
              Company's registration statement on Form SB-2, No.
              333-4830-NY)
    10.21     Technology Purchase and Sale Agreement, dated as of December
              29, 1993, between Selfcare, Inc. and USB '93 Technology
              Associates Limited Partnership (incorporated by reference to
              Exhibit 10.21 to the Company's registration statement on
              Form SB-2, No. 333-4830-NY)
    10.22     Technology License and Development Agreement, dated as of
              December 29, 1993, between Selfcare, Inc. and USB '93
              Technology Associates Limited Partnership (incorporated by reference to Exhibit 10.22 to the Company's registration
              statement on Form SB-2, No. 333-4830-NY)
    10.23     Guarantee and Debenture, dated August 30, 1995, between
              Cambridge Biotech Limited (Cambridge Diagnostics Ireland
              Limited) and USB '93 Technology, Inc. (incorporated by
              reference to Exhibit 10.23 to the Company's registration
              statement on Form SB-2, No. 333-4830-NY)
    10.24     Guarantee of Selfcare, Inc., dated June 11, 1995, in favor of Highlands and Islands Enterprises (incorporated by
              reference to Exhibit 10.24 to the Company's registration
              statement on Form SB-2, No. 333-4830-NY)
    10.25     Guarantee of Selfcare, Inc., dated June 11, 1995, in favor of Inverness and Nairn Enterprise Company (incorporated by reference to Exhibit 10.25 to the Company's registration
              statement on Form SB-2, No. 333-4830-NY)
    10.26     Investment and Loan Agreement, dated December 24, 1995, by and between Orgenics Ltd. and Selfcare, Inc. (incorporated by reference to Exhibit 10.26 to the Company's registration statement on Form SB-2, No. 333-4830-NY)
    10.27     Form of Option Agreement by and between Selfcare, Inc. and stockholders of Orgenics, Ltd. and Orgenics International
              Holdings, B.V., together with letter amendment thereto dated
              July 11, 1996. (incorporated by reference to Exhibit 10.27 to the Company's registration statement on Form SB-2, No.
              333-4830-NY)
    10.28     Grant Agreement, dated February 21, 1992, among The
              Industrial Development Authority of Ireland, Cambridge
              Biotech Limited (Cambridge Diagnostics Ireland Limited) and
              Cambridge Biotech Corporation (incorporated by reference to
              Exhibit 10.28 to the Company's registration statement on
              Form SB-2, No. 333-4830-NY)
    10.29     Grant Agreement, dated October 2, 1992, among The Industrial
              Development Authority of Ireland, Cambridge Biotech Limited
              (Cambridge Diagnostics Ireland Limited) and Cambridge
              Biotech Corporation (incorporated by reference to Exhibit
              10.29 to the Company's registration statement on Form SB-2,
              No. 333-4830-NY)
    10.30     Grant Agreement, dated December 5, 1995, among The
              Industrial Development Authority of Ireland, Cambridge
              Biotech Limited (Cambridge Diagnostics Ireland Limited) and
              Cambridge Biotech Corporation (incorporated by reference to
              Exhibit 10.30 to the Company's registration statement on
              Form SB-2, No. 333-4830-NY)
    10.31     Employment Agreement, dated October 15, 1991, between
              Superior Sensors, Inc. (Selfcare, Inc.) and Kenneth D. Legg,
              Ph.D. (incorporated by reference to Exhibit 10.31 to the
              Company's registration statement on Form SB-2, No.
              333-4830-NY)
    10.32     Employment Agreement, dated June 15, 1992, between Superior
              Sensors, Inc. (Selfcare, Inc.) and Richard Pinkowitz, Ph.D.
              (incorporated by reference to Exhibit 10.32 to the Company's registration statement on Form SB-2, No. 333-4830-NY)
    10.33     Employment Agreement, dated November 13, 1994, between
              Selfcare International GmbH and Otto Wahl (incorporated by reference to Exhibit 10.33 to the Company's registration
              statement on Form SB-2, No. 333-4830-NY)
    10.34     Selfcare, Inc. 1992 Stock Plan (incorporated by reference to
              Exhibit 10.34 to the Company's registration statement on
              Form SB-2, No. 333-4830-NY)
    10.35     Selfcare, Inc. 1994 Incentive and Non-qualified Stock Option
              Plan (incorporated by reference to Exhibit 10.35 to the
              Company's registration statement on Form SB-2, No.
              333-4830-NY)
    10.36     Amended and Restated Selfcare, Inc. 1996 Stock Option and
              Grant Plan (incorporated by reference to Exhibit 4.1 to the
              Company's registration statement on Form S-8, No. 333-15583)
    10.37     Selfcare, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.37 to the Company's registration
              statement on Form SB-2, No. 333-4830-NY)

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
    10.38     Standard form Commercial Lease, dated July 15, 1992, between
              Superior Sensors, Inc. (Selfcare, Inc.) and Nova Realty
              Associates (incorporated by reference to Exhibit 10.38 to
              the Company's registration statement on Form SB-2, No.
              333-4830-NY)
    10.39     Lease, dated February 21, 1992, between The Industrial
              Development Authority of Ireland and Cambridge Biotech
              Limited (Cambridge Diagnostics Ireland Limited)
              (incorporated by reference to Exhibit 10.39 to the Company's registration statement on Form SB-2, No. 333-4830-NY)
    10.40     Form of lease between Highlands and Islands Enterprises and
              Hebocraft Limited (Inverness Medical Limited) (incorporated by reference to Exhibit 10.40 to the Company's registration statement on Form SB-2, No. 333-4830-NY)
    10.41     Joint Venture Agreement, dated March 8, 1994, between
              Enviromed Plc. and Selfcare, Inc. (incorporated by reference to Exhibit 10.41 to the Company's registration statement on
              Form SB-2, No. 333-4830-NY)
    10.42     Lease for Selfcare, Inc.'s facility in Brussels, Belgium
              (incorporated by reference to Exhibit 10.42 to the Company's registration statement on Form SB-2, No. 333-4830-NY)
    10.43     Lease for Selfcare International GmbH's facility in Munich,
              Germany (incorporated by reference to Exhibit 10.43 to the
              Company's registration statement on Form SB-2, No.
              333-4830-NY)
    10.44     Form of Cambridge Diagnostics Note, together with schedule of noteholders (incorporated by reference to Exhibit 10.44 to the Company's registration statement on Form SB-2, No.
              333-4830-NY)
    10.45     Manufacturing Agreement, dated June 3, 1996, between Nova
              Biomedical Corporation and Selfcare, Inc. (incorporated by reference to Exhibit 10.45 to the Company's registration
              statement on Form SB-2, No. 333-4830-NY)
    10.46     Form of Cambridge Diagnostics Warrants, together with
              schedule of warrantholders (incorporated by reference to
              Exhibit 10.47 to the Company's registration statement on
              Form SB-2, No. 333-4830-NY)
    10.47     Agreement between Inverness Medical Limited (formerly,
              Hebocraft Limited) and Highlands and Islands Enterprise,
              dated May 31, 1995 (incorporated by reference to Exhibit
              10.47 to the Company's registration statement on Form SB-2,
              No. 333-4830-NY)
    10.48     Agreement between Inverness Medical Limited (formerly,
              Hebocraft Limited) and Inverness & Nairn Local Enterprise
              Company, dated May 31, 1995 (incorporated by reference to
              Exhibit 10.48 to the Company's registration statement on
              Form SB-2, No. 333-4830-NY)
    10.49     Form of Letter Agreement by and between Selfcare, Inc. and certain holders of Cambridge Diagnostics Notes dated July
              19, 1996 (incorporated by reference to Exhibit 10.49 to the
              Company's registration statement on Form SB-2, No.
              333-4830-NY)
    10.50     Supply Agreement dated August 27, 1996, by and between
              Selfcare, Inc., Selfcare International GmbH and A. Menarini
              Industrie Parmaceutiche Riunite S.r.L. (incorporated by
              reference to Exhibit 10.50 to the Company's quarterly report on Form 10-QSB for the period ended September 30, 1996)
    10.51     Manufacturing Agreement for Pregnancy and Ovulation
              Stick/Cassette Test Kits, dated September 7, 1996, by and
              between Nova BioMedical Corp. and Selfcare, Inc.
              (incorporated by reference to Exhibit 10.51 to the Company's quarterly report on Form 10-QSB for the period ended
              September 30, 1996)
    10.52     Development and Distribution Agreement dated as of December
              31, 1996 between ChemTrak Incorporated and Selfcare, Inc.
              (incorporated by reference to Exhibit 10.52 to the Company's registration statement on Form SB-2, No.333-19911)
    10.53     Asset Purchase Agreement dated as of January 14, 1997 by and between American Home Products Corporation, American
              Cyanamid Company, A.H. Robbins Company, Incorporated and
              Selfcare, Inc. and Selfcare Acquisition Corp. with certain exhibits (incorporated by reference to Exhibit 10.53 to the
              Company's registration statement on Form SB-2, No.
              333-19911)
    10.54     Agreement between EN PLC Limited Partnership and Selfcare,
              Inc. dated October 17, 1996, together with an amendment
              thereto dated as of January 1, 1997 (incorporated by
              reference to Exhibit 10.54 to the Company's registration
              statement on Form SB-2, No. 333-19911)
    10.55     Form of Letter Agreement by and between Selfcare, Inc. and certain holders of Cambridge Diagnostics Notes dated
              November 23, 1996 (incorporated by reference to Exhibit
              10.55 to the Company's registration statement on Form SB-2,
              No. 333-19911)

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
    10.56     Form of Letter Agreement by and between Selfcare, Inc. and certain holders of Cambridge Diagnostics Notes dated
              December 31, 1996 (incorporated by reference to Exhibit
              10.56 to the Company's registration statement on Form SB-2,
              No. 333-19911)
    10.57     Sales Distribution Agreement for Testing System for Blood
              Glucose between LifeScan, Inc. and Selfcare, Inc. dated
              October 9, 1996 (incorporated by reference to Exhibit 10.57 to the Company's registration statement on Form SB-2, No.
              333-19911)
    10.58     Form of Offshore Convertible Securities Subscription
              Agreement by and between Safecare, Inc. and certain
              investors dated October, 1996, together with a form of
              letter amendment thereto dated as of February 22, 1997
              (incorporated by reference to Exhibit 10.58 to the Company's registration statement on Form SB-2, No. 333-19911)
    10.59     [Reserved]
    10.60     Securities Purchase Agreement, dated as of October 27, 1997, by and between Selfcare, Inc., Elliott Associates, L.P. and
              Westgate International, L.P. (incorporated by reference to
              Exhibit 99.5 to Selfcare, Inc.'s 10-QSB for the quarter
              ending September 30, 1997)
    10.61     Registration Rights Agreement, dated as October 27, 1997, by and between Selfcare, Inc., Elliott Associates, L.P. and
              Westgate International, L.P. (incorporated by reference to
              Exhibit 99.5 to Selfcare, Inc.'s 10-QSB for the quarter
              ending September 30, 1997)
    10.62     Form of Senior Subordinated Convertible Note due October 28,
              2002 (incorporated by reference to Exhibit 99.7 to Selfcare,
              Inc.'s 10-QSB for the quarter ending September 30, 1997)
    10.63     Form of Common Stock Purchase Warrant Certificate, dated as of October 27, 1997 (incorporated by reference to Exhibit
              99.8 to Selfcare, Inc.'s 10-QSB for the quarter ended
              September 30, 1997)
    10.64     Registration Rights Agreement, dated March 8, 1994, between
              Selfcare, Inc., USB '93 Technology Associates Limited
              Partnership and Enviromed plc (incorporated by reference to
              Exhibit 10.19 to Selfcare Inc.'s registration statement on
              Form SB-2, file no. 333-4830-NY)
    10.65     Registration Rights Agreement dated August 26, 1997, by and among the Company and Capital Ventures International, CC
              Investments LDC, and Proprietary Convertible Investments
              Group, Inc. (incorporated by reference to Exhibit 99.1 to
              Selfcare Inc.'s registration statement on Form S-3, file no.
              333-37961)
    10.66     Certificate of Designations, Preferences and Rights of
              Series B Convertible Preferred Stock of Selfcare, Inc.
              (incorporated by reference to Exhibit 99.1 to Selfcare
              Inc.'s registration statement on Form S-3, file no.
              333-37961)
    10.67     Securities Purchase Agreement, dated August 26, 1997 by and among the Company and Capital Ventures International, CC
              Investments LDC, and Proprietary Convertible Investments
              Group, Inc. (incorporated by reference to Exhibit 99.1 to
              Selfcare Inc.'s registration statement on Form S-3, file no.
              333-37961)
    10.68     Form of Warrant to Purchase Shares of Common Stock of the
              Company issued to Capital Ventures International, CC
              Investments LDC and Proprietary Convertible Investments
              Group, Inc. (incorporated by reference to Exhibit 99.1 to
              Selfcare Inc.'s registration statement on Form S-3, file no.
              333-37961)
   +10.69     Form of Amendment to Agreement between Selfcare, Inc. and
              Princeton BioMeditech Corporation dated August 6, 1997
              (incorporated by reference to the Company's report on Form
              10-QSB for the period ending September, 30, 1997)
    10.70     Form of Stock Purchase Agreement dated February 18,1998 by and among Can-Am Care Corporation, Selfcare, Inc., Selfcare
              Consumer Products, Inc. and the stockholders of Can-Am Care
              Corporation (incorporated by reference to Exhibit 2.1 to the
              Company's report on Form 8-K dated February 18, 1998)
    10.71     Form of Exchange Agreement relating to the Conversion of
              Cambridge Diagnostics Note to Convertible Promissory Note
    10.72     Form of Exchange Agreement relating to the Conversion of EN
              PLC Note to Convertible Promissory Note
    10.73     Form of Note issued by Company in connection with the
              conversion of Cambridge Diagnostics and EN PLC Notes to
              Convertible Promissory Notes, dated December 12, 1997
    10.74     Form of Supply Agreement dated as of February 18, 1998 made by and between A.M.G. Medical Inc., and Can-Am Care
              Corporation

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
    10.75     Form of Management Services Agreement dated February 18,
              1998 made by and between A.M.G. Medical Inc., and Can-Am
              Care Corporation
    10.76     Form of Employment Agreement dated February 18, 1998 made by and between Selfcare Consumer Products, Inc., Selfcare,
              Inc., and Herbert Cover.
    10.77     From of Employment Agreement dated February 18, 1998 made by and between Selfcare Consumer Products, Inc., Selfcare,
              Inc., and Robert Oringer.
    10.78     Form of 6% Non-Negotiable Promissory Note, principal amount
              $500,000, dated February 18, 1998 between Selfcare, Inc. and
              Robert Oringer
    10.79     Form of 6% Non-Negotiable Promissory Note, principal amount
              $500,000, dated February 18, 1998 between Selfcare, Inc. and
              Cover Family Trust
    10.80     Form of Credit Agreement dated as of February 18, 1998,
              among Selfcare Consumer Products, Inc., as the Borrower,
              Selfcare, Inc., as the Guarantor, Certain Financial
              Institutions, as the Lenders, and The Chase Manhattan Bank,
              as the Agent for the Lenders
    10.81     Stock Purchase Agreement, dated February 18, 1998, by and
              among Selfcare, Inc., Selfcare Consumer Products, Inc.,
              Can-Am Care Corporation, and the Stockholders party thereto
              (incorporated by reference to Exhibit 2.1 to the Company's
              Form 8-K dated February 18, 1998)
    11.1      Statement re: computation of per share earnings
              (incorporated by reference to Exhibit 11.1 to the Company's registration statement on Form SB-2, No. 333-19911
    21.1      Schedule of Subsidiaries of Registrant (incorporated by
              reference to Exhibit 21.1 to the Company's registration
              statement on Form SB-2, No. 333-19911)
    23.1      Consent of Arthur Andersen LLP
    23.2      Consent of Kost Levary and Forer
    27.1      Financial Data Schedule
    27.2      Financial Data Schedule Restated 1996
    27.3      Financial Data Schedule Restated 1995
    99.1      [Reserved]
    99.2      Judgment and Opinion of U.S. Bankruptcy Court (D. Mass. W.
              Division), In re: Cambridge Biotech Corporation, Chapter 11
              Case No. 94-43054-JFQ, entered September 1, 1995.
              (incorporated by reference to Exhibit 99.2 to the Company's registration statement on Form SB-2, No. 333-4830-NY)
    99.3      Order of Approval of Scheme of Arrangement by The High Court
              of Ireland (incorporated by reference to Exhibit 99.3 to the
              Company's registration statement on Form SB-2, No.
              333-4830-NY)
    99.4      Order of U.S. Bankruptcy Court (D. Mass. W. Division), In
              re: Cambridge Biotech Corporation, Chapter 11 Case No.
              94-43054-JFQ, entered November 18, 1994 (incorporated by
              reference to Exhibit 99.4 to the Company's registration
              statement on Form SB-2, No. 333-4830-NY)

---------------
+ Confidential treatment requested

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

Date: March 31, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                     SIGNATURE                                     TITLE                     DATE
                     ---------                                     -----                     ----

                 /s/ RON ZWANZIGER                    President, Chief Executive        March 31, 1998
---------------------------------------------------   Officer and Director (Principal
                   RON ZWANZIGER                      Executive Officer)

                 /s/ ANTHONY HALL                     Chief Financial Officer           March 31, 1998
---------------------------------------------------   (Principal Financial Officer and
                  ANTHONY H. HALL                     Principal Accounting Officer)

              /s/ JONATHAN J. FLEMING                 Director                          March 31, 1998
---------------------------------------------------
                JONATHAN J. FLEMING

               /s/ CAROL R. GOLDBERG                  Director                          March 31, 1998
---------------------------------------------------
                 CAROL R. GOLDBERG

                 /s/ JOHN F. LEVY                     Director                          March 31, 1998
---------------------------------------------------
                   JOHN F. LEVY

                /s/ ROBERT ORINGER                    Director                          March 31, 1998
---------------------------------------------------
                  ROBERT ORINGER

               /s/ EDWARD B. ROBERTS                  Director                          March 31, 1998
---------------------------------------------------
                 EDWARD B. ROBERTS

                /s/ PETER TOWNSEND                    Director                          March 31, 1998
---------------------------------------------------
                  PETER TOWNSEND

              /s/ WILLARD LEE UMPHREY                 Director                          March 31, 1998
---------------------------------------------------
                WILLARD LEE UMPHREY

                        SELFCARE, INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
SELFCARE, INC AND SUBSIDIARIES:
     Reports of Independent Public Accountants..............   F-2
     Consolidated Balance Sheets as of December 31, 1996 and
      1997..................................................   F-4
     Consolidated Statements of Operations for the Years
      Ended December 31, 1995, 1996 and 1997................   F-5
     Consolidated Statements of Stockholders' Equity
      (Deficit) for the Years Ended December 31, 1995, 1996
      and 1997..............................................   F-6
     Consolidated Statements of Cash Flows for the Years
      Ended December 31, 1995, 1996 and 1997................   F-7
     Notes to Consolidated Financial Statements.............   F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Selfcare, Inc.:

     We have audited the accompanying consolidated balance sheets of Selfcare, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1996 consolidated financial statements of Orgenics, Ltd., a majority-owned subsidiary of the Company, which statements reflect total assets and total revenues of 20% and 11% in 1996, respectively, of the consolidated totals. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for those entities, is based solely on the report of the other auditors.

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

     In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Selfcare, Inc. and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                             ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 26, 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Orgenics Ltd.:

     We have audited the consolidated balance sheet of Orgenics Ltd. (the Company) as of December 31, 1996, and the related consolidated statement of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 1996 (not included herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of CPEI Orgenics LTDA (not included herein), a consolidated subsidiary as of December 31, 1996 and for the year ended December 31, 1996, which statements reflect total assets constituting 4% of total consolidated assets and total revenues for the year ended December 31, 1996, constituting 20% of total consolidated revenues. These statements were audited by other auditors whose reports have been furnished to us, and our opinion, as it relates to the amounts included for CPEI Orgenics LTDA, is based solely on the reports of the other auditor.

     We conducted our audit in accordance with generally accepted auditing standards in Israel, including those prescribed by the Israeli Auditors' Regulations (Mode of Performance), 1973 which do not differ significantly from generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, either originating within the financial statements themselves, or due to any misleading statements included herein. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly in all material respects the consolidated financial position of the Company as of December 31, 1996 and the consolidated results of their operations and cash flows for the year ended December 31, 1996, in conformity with generally accepted accounting principles in Israel.

     The Company did not account for stock options issued to employees according to the requirement of generally accepted auditing standards in the United States. For a description of the differences between generally accepted accounting principles in Israel and United States generally accepted accounting principles as applicable in these financial statements see notes 2n, 2o, and 2p (not included herein) (see Note 2(a) included herein).

                                                  KOST LEVARY AND FORER
                                          Certified Public Accountants (Israel)
                                                A Member of Ernst & Young
                                                      International

Tel-Aviv, Israel
February 13, 1997

                        SELFCARE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  1996           1997
                                                              ------------   -------------
                                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 16,458,654   $ 15,669,898
  Accounts receivable, net of allowance for doubtful
    accounts of approximately $316,000 in 1996 and
    $1,158,000 in 1997......................................     5,478,814      7,232,755
  Inventories...............................................     2,266,234      5,344,531
  Note receivable...........................................            --      4,979,232
  Prepaid and other current assets..........................     1,034,260      1,452,855
                                                              ------------   ------------
        Total current assets................................    25,237,962     34,679,271
                                                              ------------   ------------
PROPERTY AND EQUIPMENT, AT COST:
  Machinery and laboratory equipment........................     7,275,161     11,908,740
  Leasehold improvements....................................     1,109,658      1,337,809
  Furniture and fixtures....................................       408,639        649,591
  Computer equipment........................................       657,780      1,367,492
                                                              ------------   ------------
                                                                 9,451,238     15,263,632
Less -- Accumulated depreciation and amortization...........     1,592,353      4,755,600
                                                              ------------   ------------
                                                                 7,858,885     10,508,032
                                                              ------------   ------------
INTANGIBLE AND OTHER ASSETS:
  Investments in affiliated companies.......................     3,732,609      3,405,609
  Loan to affiliated company................................            --        742,105
  Goodwill and other intangible assets, net.................     3,741,171     43,393,263
  Other assets..............................................       518,825      3,035,414
                                                              ------------   ------------
        Total intangible and other assets...................     7,992,605     50,576,391
                                                              ------------   ------------
                                                              $ 41,089,452   $ 95,763,694
                                                              ============   ============
                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of notes payable..........................  $  2,936,851   $ 20,426,511
  Accounts payable..........................................     4,991,543      6,079,242
  Accrued expenses and other current liabilities............     5,826,952      8,251,021
  Current portion of deferred revenue.......................     1,619,152      2,204,159
                                                              ------------   ------------
        Total current liabilities...........................    15,374,498     36,960,933
                                                              ------------   ------------
LONG-TERM LIABILITIES:
  Deferred revenue, net of current portion..................     4,786,347      2,674,971
  Notes payable, net of current portion.....................     5,895,701     39,476,074
                                                              ------------   ------------
        Total long-term liabilities.........................    10,682,048     42,151,045
                                                              ------------   ------------
COMMITMENTS AND CONTINGENCIES (Note 11)

MINORITY INTEREST IN SUBSIDIARY.............................     1,199,684         70,496
                                                              ------------   ------------
MANDATORILY REDEEMABLE PREFERRED STOCK OF A SUBSIDIARY......     1,753,928      1,868,027
                                                              ------------   ------------
SERIES B CONVERTIBLE PREFERRED STOCK, $.001 PAR VALUE:
  Issued and outstanding -- 8,000 shares in 1997............            --      9,272,508
                                                              ------------   ------------
STOCKHOLDERS' EQUITY:
  Series A Preferred Stock, $.001 par value --
    Issued and outstanding -- 5,200 and 400 shares in 1996
     and 1997...............................................             5             --
  Common Stock, $.001 par value --
    Authorized -- 45,000,000 shares
    Issued -- 5,975,263 and 9,681,389 shares in 1996 and
     1997, respectively.....................................         5,975          9,681
  Additional paid-in capital................................    55,233,847     75,753,699
  Less -- Treasury Stock, at cost, 15,600 and 32,197 shares
    in 1996 and 1997, respectively..........................       (15,200)      (211,460)
  Accumulated deficit.......................................   (43,318,898)   (70,183,506)
  Cumulative translation adjustment.........................       173,565         72,271
                                                              ------------   ------------
        Total stockholders' equity..........................    12,079,294      5,440,685
                                                              ------------   ------------
                                                              $ 41,089,452   $ 95,763,694
                                                              ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                        SELFCARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              YEARS ENDED DECEMBER 31,
                                                    --------------------------------------------
                                                        1995            1996            1997
                                                    ------------    ------------    ------------
Net product sales.................................  $  6,722,625    $ 14,066,630    $ 50,891,221
Grants and other revenue..........................       516,087       4,996,158       1,359,150
                                                    ------------    ------------    ------------
     Net revenue..................................     7,238,712      19,062,788      52,250,371
Cost of sales.....................................     5,564,438      10,958,024      26,277,645
                                                    ------------    ------------    ------------
     Gross profit.................................     1,674,274       8,104,764      25,972,726
                                                    ------------    ------------    ------------
Operating Expenses:
  Research and development........................     1,532,496       6,643,186      15,632,789
  Charge for in-process research and
     development..................................            --       4,396,700       3,303,300
  Selling, general and administrative.............     5,649,781      10,517,790      25,636,823
  Noncash compensation charge.....................        52,000       4,195,437         167,938
                                                    ------------    ------------    ------------
     Total operating expenses.....................     7,234,277      25,753,113      44,740,850
                                                    ------------    ------------    ------------
     Operating loss...............................    (5,560,003)    (17,648,349)    (18,768,124)
Interest expense, including noncash interest
  relating to issuance of warrants (Note 13(c))
  and amortization of original issue discount
  (Note 9)........................................    (4,519,375)    (11,561,276)     (5,486,835)
Interest and other income, net....................        38,055         809,341         579,973
Equity in net loss of affiliate...................            --        (200,000)       (327,000)
                                                    ------------    ------------    ------------
     Loss before minority interest and dividends
       and accretion on mandatorily redeemable
       preferred stock of a subsidiary............   (10,041,323)    (28,600,284)    (24,001,986)
Minority interest in subsidiary's loss............            --         132,990         181,017
Dividends and accretion on mandatorily redeemable
  preferred stock of a subsidiary.................       (55,580)       (110,348)       (114,099)
                                                    ------------    ------------    ------------
     Loss before extraordinary loss and income
       taxes......................................   (10,096,903)    (28,577,642)    (23,935,068)
Extraordinary loss on early extinguishment of
  notes payable (Note 2(n)).......................            --              --        (579,354)
                                                    ------------    ------------    ------------
     Loss before income taxes.....................   (10,096,903)    (28,577,642)    (24,514,422)
Provision for income taxes........................            --              --         195,872
                                                    ------------    ------------    ------------
     Net loss.....................................  $(10,096,903)   $(28,577,642)   $(24,710,294)
                                                    ============    ============    ============
Basic and diluted net loss per common and
  potential common share..........................  $      (2.61)   $      (6.00)   $      (3.36)
                                                    ============    ============    ============
Basic and diluted weighted average number of
  common and potential common shares
  outstanding.....................................     3,866,841       4,767,493       7,990,666
                                                    ============    ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                        SELFCARE, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                        PREFERRED STOCK         COMMON STOCK
                                      -------------------   ---------------------
                                       NUMBER     $.001      NUMBER
                                         OF        PAR         OF         $.001       ADDITIONAL        DEFERRED
                                       SHARES     VALUE      SHARES     PAR VALUE   PAID-IN CAPITAL   COMPENSATION
                                      --------   --------   ---------   ---------   ---------------   ------------
Balance, December 31, 1994.........         --   $     --   3,760,757    $3,760       $ 4,658,147      $      --
 Subsidiary's issuance of Preferred
   Stock...........................         --         --          --        --                --             --
 Issuance of Common Stock in
   connection with notes payable...         --         --     212,784       213           179,835             --
 Issuance of Common Stock..........         --         --      57,083        58           144,260             --
 Issuance of Common Stock warrants
   in connection with notes
   payable.........................         --         --          --        --            30,000             --
 Noncash interest expense related
   to Common Stock warrants issued
   in connection with notes
   payable.........................         --         --          --        --         4,235,768             --
 Exercise of Common Stock
   options.........................         --         --      27,300        27            69,045             --
 Deferred compensation related to
   grants of Common Stock
   options.........................         --         --          --        --           250,965       (250,965)
 Amortization of deferred
   compensation related to grants
   of Common Stock options.........         --         --          --        --                --         52,000
 Purchase of treasury stock........         --         --          --        --                --             --
 Purchase of Common Stock
   options.........................         --         --          --        --           (14,800)            --
 Change in cumulative translation
   adjustment......................         --         --          --        --                --             --
 Net loss..........................         --         --          --        --                --             --
                                      --------   --------   ---------    ------       -----------      ---------
Balance, December 31, 1995.........         --         --   4,057,924     4,058         9,553,220       (198,965)
 Issuance of Common Stock, net of
   issuance costs of approximately
   $2,343,000......................         --         --   1,505,508     1,505        10,439,344             --
 Issuance of Common Stock related
   to convertible advances.........         --         --     135,421       135           499,865             --
 Issuance of Series A Convertible
   Preferred Stock, net of issuance
   costs of approximately
   $338,000........................      5,500          5          --        --         5,161,850             --
 Dividends accrued on Series A
   Convertible Preferred Stock.....         --         --          --        --                --             --
 Conversion of Series A Convertible
   Preferred Stock to Common
   Stock...........................       (300)        --      22,892        23            14,162             --
 Conversion of note payable into
   Common Stock....................         --         --     201,622       202        13,693,346             --
 Exercise of stock options.........         --         --      51,896        52            80,017             --
 Noncash interest expense related
   to Common Stock warrants issued
   in connection with promissory
   notes payable...................         --         --          --        --        10,632,842             --
 Noncash compensation expense
   related to Common Stock options
   issued to Company's president...         --         --          --        --         3,240,000             --
 Noncash compensation expense
   related to grants of Common
   Stock options...................         --         --          --        --           756,472             --
 Noncash interest expense related
   to Common Stock warrants issued
   in connection with promissory
   notes payable...................         --         --          --        --           106,729             --
 Options granted in connection with
   the Orgenics Acquisition........         --         --          --        --         1,056,000             --
 Amortization of deferred
   compensation related to grant of
   Common Stock options............         --         --          --        --                --        198,965
 Change in cumulative translation
   adjustment......................         --         --          --        --                --             --
 Net loss..........................         --         --          --        --                --             --
                                      --------   --------   ---------    ------       -----------      ---------
Balance, December 31, 1996.........      5,200          5   5,975,263     5,975        55,233,847             --
 Issuance of Common Stock, net of
   issuance costs of approximately
   $2,078,000......................         --         --   1,813,201     1,813        16,051,352             --
 Conversion of Series A Convertible
   Preferred Stock to Common
   Stock...........................     (4,800)        (5)    508,019       508           126,039             --
 Issuance of Common Stock in
   connection with the purchase of
   Orgenics, Ltd...................         --         --      90,344        90         1,068,230             --
 Issuance of Common Stock related
   to warrants issued in connection
   with Cambridge Diagnostics
   Notes...........................         --         --   1,142,635     1,143            (1,143)            --
 Exercise of Common Stock options
   and warrants....................         --         --     151,927       152           280,954             --
 Purchase of treasury stock........         --         --          --        --                --             --
 Original issuance discount on
   convertible notes and accretion
   on Series B Preferred Stock
   pertaining to guaranteed
   discount upon conversion and
   valuation of warrants...........         --         --          --        --         2,966,967             --
 Deferred compensation related to
   grants of Common Stock
   options.........................         --         --          --        --            27,453        (27,453)
 Amortization of deferred
   compensation related to grants
   of Common Stock options.........         --         --          --        --                --         27,453
 Reversal of accrued dividends on
   Series A Convertible Preferred
   Stock...........................         --         --          --        --                --             --
 Changes in cumulative transition
   adjustment......................         --         --          --        --                --             --
 Net loss..........................         --         --          --        --                --             --
                                      --------   --------   ---------    ------       -----------      ---------
Balance, December 31, 1997.........        400   $     --   9,681,389    $9,681       $75,753,699      $      --
                                      ========   ========   =========    ======       ===========      =========


                                        TREASURY STOCK                                        TOTAL
                                     ---------------------                  CUMULATIVE    STOCKHOLDERS'
                                     NUMBER OF               ACCUMULATED    TRANSLATION      EQUITY
                                      SHARES       COST        DEFICIT      ADJUSTMENT      (DEFICIT)
                                     ---------   ---------   ------------   -----------   -------------
Balance, December 31, 1994.........        --    $      --   $(4,579,131)    $     --     $     82,776
 Subsidiary's issuance of Preferred
   Stock...........................        --           --            --           --               --
 Issuance of Common Stock in
   connection with notes payable...        --           --            --           --          180,048
 Issuance of Common Stock..........        --           --            --           --          144,318
 Issuance of Common Stock warrants
   in connection with notes
   payable.........................        --           --            --           --           30,000
 Noncash interest expense related
   to Common Stock warrants issued
   in connection with notes
   payable.........................        --           --            --           --        4,235,768
 Exercise of Common Stock
   options.........................        --           --            --           --           69,072
 Deferred compensation related to
   grants of Common Stock
   options.........................        --           --            --           --               --
 Amortization of deferred
   compensation related to grants
   of Common Stock options.........        --           --            --           --           52,000
 Purchase of treasury stock........   (15,600)     (15,200)           --           --          (15,200)
 Purchase of Common Stock
   options.........................        --           --            --           --          (14,800)
 Change in cumulative translation
   adjustment......................        --           --            --      102,524          102,524
 Net loss..........................        --           --   (10,096,903)          --      (10,096,903)
                                      -------    ---------   ------------    --------     ------------
Balance, December 31, 1995.........   (15,600)     (15,200)  (14,676,034)     102,524       (5,230,397)
 Issuance of Common Stock, net of
   issuance costs of approximately
   $2,343,000......................        --           --            --           --       10,440,849
 Issuance of Common Stock related
   to convertible advances.........        --           --            --           --          500,000
 Issuance of Series A Convertible
   Preferred Stock, net of issuance
   costs of approximately
   $338,000........................        --           --            --           --        5,161,855
 Dividends accrued on Series A
   Convertible Preferred Stock.....        --           --       (51,037)          --          (51,037)
 Conversion of Series A Convertible
   Preferred Stock to Common
   Stock...........................        --           --       (14,185)          --               --
 Conversion of note payable into
   Common Stock....................        --           --            --           --       13,693,548
 Exercise of stock options.........        --           --            --           --           80,069
 Noncash interest expense related
   to Common Stock warrants issued
   in connection with promissory
   notes payable...................        --           --            --           --       10,632,842
 Noncash compensation expense
   related to Common Stock options
   issued to Company's president...        --           --            --           --        3,240,000
 Noncash compensation expense
   related to grants of Common
   Stock options...................        --           --            --           --          756,472
 Noncash interest expense related
   to Common Stock warrants issued
   in connection with promissory
   notes payable...................        --           --            --           --          106,729
 Options granted in connection with
   the Orgenics Acquisition........        --           --            --           --        1,056,000
 Amortization of deferred
   compensation related to grant of
   Common Stock options............        --           --            --           --          198,965
 Change in cumulative translation
   adjustment......................        --           --            --       71,041           71,041
 Net loss..........................        --           --   (28,577,642)          --      (28,577,642)
                                      -------    ---------   ------------    --------     ------------
Balance, December 31, 1996.........   (15,600)     (15,200)  (43,318,898)     173,565       12,079,294
 Issuance of Common Stock, net of
   issuance costs of approximately
   $2,078,000......................        --           --            --           --       16,053,165
 Conversion of Series A Convertible
   Preferred Stock to Common
   Stock...........................        --           --      (126,542)          --               --
 Issuance of Common Stock in
   connection with the purchase of
   Orgenics, Ltd...................        --           --            --           --        1,068,320
 Issuance of Common Stock related
   to warrants issued in connection
   with Cambridge Diagnostics
   Notes...........................        --           --            --           --               --
 Exercise of Common Stock options
   and warrants....................        --           --            --           --          281,106
 Purchase of treasury stock........   (16,597)    (196,260)           --           --         (196,260)
 Original issuance discount on
   convertible notes and accretion
   on Series B Preferred Stock
   pertaining to guaranteed
   discount upon conversion and
   valuation of warrants...........        --           --    (2,049,545)          --          917,422
 Deferred compensation related to
   grants of Common Stock
   options.........................        --           --            --           --               --
 Amortization of deferred
   compensation related to grants
   of Common Stock options.........        --           --            --           --           27,453
 Reversal of accrued dividends on
   Series A Convertible Preferred
   Stock...........................        --           --        21,773           --           21,773
 Changes in cumulative transition
   adjustment......................        --           --            --     (101,294)        (101,294)
 Net loss..........................        --           --   (24,710,294)          --      (24,710,294)
                                      -------    ---------   ------------    --------     ------------
Balance, December 31, 1997.........   (32,197)   $(211,460)  $(70,183,506)   $ 72,271     $  5,440,685
                                      =======    =========   ============    ========     ============

  The accompanying notes are an integral part of these consolidated financial statements.

                        SELFCARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           DECEMBER 31,
                                                            ------------------------------------------
                                                                1995           1996           1997
                                                            ------------   ------------   ------------
Cash Flows from Operating Activities:
  Net loss................................................  $(10,096,903)  $(28,577,642)  $(24,710,294)
  Adjustments to reconcile net loss to net cash used in
    operating activities --
    Accretion on Preferred Stock of a subsidiary..........        55,580        110,348        114,099
    Amortization of original issue discounts on
       convertible notes and Series B Preferred Stock.....            --             --        497,702
    Noncash interest expense related to issuance of
       warrants...........................................     4,235,768     10,739,571             --
    Noncash compensation expense related to issuance of
       Common Stock options...............................        52,000        955,437         27,453
    Noncash compensation expense related to Common Stock
       options issued to the Company's Chief Executive
       Officer............................................            --      3,240,000             --
    Extraordinary loss on extinguishment of debt..........            --             --        579,354
    Write-off of in-process research and development
       expense............................................            --      4,396,700      3,303,300
    Amortization of deferred revenue......................      (506,374)    (1,034,974)    (1,406,078)
    Depreciation and amortization.........................       576,463      1,044,136      6,597,051
    Equity in net loss of affiliate.......................            --        200,000        327,000
    Minority interest in subsidiary's loss................            --       (132,990)      (181,017)
    Changes in assets and liabilities, net of assets and
       liabilities acquired in connection with the
       Acquisition of Orgenics in 1996 and 1997 and The
       Nutritional Supplement Lines in 1997 --
         Accounts receivable..............................      (476,750)    (1,937,323)    (2,010,303)
         Inventories......................................      (163,860)        80,341     (3,129,256)
         Prepaid and other current assets.................      (229,573)      (215,400)      (228,394)
         Accounts payable.................................       801,224      2,194,066      1,347,664
         Accrued expenses and other current liabilities...       948,364      2,382,366      3,014,748
                                                            ------------   ------------   ------------
           Net cash used in operating activities..........    (4,804,061)    (6,555,364)   (15,856,971)
                                                            ------------   ------------   ------------
Cash Flows from Investing Activities:
  Purchases of property and equipment.....................    (1,189,824)    (4,749,476)    (5,400,952)
  Increase in other assets................................            --       (448,050)    (2,622,715)
  Cash loaned to affiliated company.......................            --             --       (742,105)
  Cash paid for purchase of Nutritional Supplement
    Lines.................................................            --             --    (31,067,580)
  Cash paid for investment in affiliated companies........            --       (129,057)            --
  Cash paid for investment in Orgenics, Ltd. net of cash
    acquired..............................................      (500,000)    (5,515,659)    (8,417,325)
                                                            ------------   ------------   ------------
           Net cash used in investing activities..........    (1,689,824)   (10,842,242)   (48,250,677)
                                                            ------------   ------------   ------------
Cash Flows from Financing Activities:
  Decrease in restricted cash.............................        69,346             --             --
  Cash paid for deferred financing cost...................            --             --     (1,677,749)
  Net proceeds from the issuance of Common Stock..........       213,390     10,520,918     16,551,014
  Net proceeds from issuance of Preferred Stock and
    warrants..............................................            --      5,161,855      7,533,008
  Repayments on line of credit............................    (2,167,685)            --             --
  Proceeds from borrowings under notes payable............    10,000,000      6,878,692     51,406,273
  Increase in deferred revenue............................     2,432,000      3,815,336             --
  Repayments of notes payable.............................            --        (17,076)   (10,556,994)
  Proceeds from issuance of Common Stock warrants in
    connection with notes payable.........................        30,000             --             --
  Purchase of treasury stock..............................       (15,200)            --       (196,260)
  Purchase of Common Stock options........................       (14,800)            --             --
  Proceeds from sale of Preferred Stock of a subsidiary...     1,588,000             --             --
                                                            ------------   ------------   ------------
         Net cash provided by financing activities........    12,135,051     26,359,725     63,059,292
                                                            ------------   ------------   ------------
Foreign Exchange Effect on Cash and Cash Equivalents......        (8,524)       101,785        259,600
                                                            ------------   ------------   ------------
Net Increase (Decrease) in Cash and Cash Equivalents......     5,632,642      9,063,904       (788,756)
Cash and Cash Equivalents, Beginning of Year..............     1,762,108      7,394,750     16,458,654
                                                            ------------   ------------   ------------
Cash and Cash Equivalents, End of Year....................  $  7,394,750   $ 16,458,654   $ 15,669,898
                                                            ============   ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                        SELFCARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION

     Selfcare, Inc. and its subsidiaries (the Company) is engaged in the development, manufacturing and marketing of self-test diagnostic products for the diabetes, women's health and infectious disease markets. The Company's existing and planned products are targeted at the two largest existing markets for self-care diagnostics, diabetes management and women's health, as well as the emerging market for self tests for infectious diseases and agents, including human immunodeficiency virus (HIV).

     During 1996 and 1997, the Company acquired a 99.8% direct and indirect equity interest in Orgenics Ltd. and subsidiaries (Orgenics) for total consideration of $18,368,000, which primarily consisted of $16,417,000 in cash, options to purchase 85,800 shares of the Company's Common Stock and 73,747 shares of the Company's Common Stock, net of treasury stock repurchases (see
Note 3).

     On February 19, 1997, the Company acquired the U.S. rights to several nutritional supplement product lines (the Nutritional Supplement Lines Acquisition) from American Home Products Corporation (AHP) for $30,000,000 in cash and the issuance of a $6,000,000, 7% promissory note (see Note 4).

     On February 18, 1998, the Company entered into an agreement to acquire all of the outstanding stock of Can-Am Care Corporation (Can-Am), a distributor of certain diabetes-related home health care products. The total cost of the Acquisition was $27,900,000, which consisted of $13,600,000 in cash, a $2,000,000 note payable and approximately 1,100,000 shares of the Company's Common Stock (see Note 19(a)).

     Since inception, the Company has devoted substantially all of its efforts toward the research and development of products, the establishment of distribution networks in the United States and Europe, raising capital and identifying strategic Acquisitions and partnerships. The acquisitions noted above have significantly increased the Company's operations. Management anticipates that substantially all future revenues will be derived from products under development or those developed or acquired in the future. Principal risks to the Company include the ability of the Company to obtain adequate financing to fund future operations, the management and integration of acquired companies, dependence on key individuals, competition from substitute products and larger companies, obtaining regulatory approval, and the successful development and marketing of commercial products.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Principles of Consolidation

     The accompanying consolidated financial statements include the results of the Company and its wholly owned subsidiaries: Cambridge Diagnostics, Ltd. (Cambridge Diagnostics) (an Irish corporation), Selfhelp Israel, Ltd. (an Israeli corporation), Selfcare International GmbH (a German corporation) and subsidiaries, Selfcare Europe Ltd. (SCE) (a UK corporation), Inverness Medical Limited (Inverness) (a Scottish corporation), Selfcare Consumer Products, Inc.
(SCP), Orgenics, Ltd. (Orgenics) (an Israeli Corporation) and subsidiaries, Selfcare Technologies, Inc. and its 70%-owned subsidiary, Jmar Ames, Inc. Also included in the accompanying consolidated financial statements is the Company's 49% minority interest in Cambridge Affiliate Corporation (Cambridge Affiliate) (see Note 12(c)) and its 29.8% interest in Enviromed, plc (Enviromed) (see Note
15), both of which are accounted for under the equity method. All material intercompany balances and transactions have been eliminated in consolidation.

     The accounts of Selfcare International GmbH include its wholly owned subsidiaries, Selfcare Development Verwaltungsellschaft mbH, Selfcare GmbH (a German corporation), Selfcare Development GmbH & Co, KG and Buba Selfcare Benelux sprl (a Belgian corporation).

     SCE was a joint venture between the Company and Enviromed in which the Company originally held a 50% interest. Due to default by Enviromed on certain covenants of the joint venture agreement during 1995, the Company has assumed 100% ownership and effective operating control of SCE (see Note 15).

                        SELFCARE, INC. AND SUBSIDIARIES

Accordingly, the Company considers this entity to be a wholly owned subsidiary and has included its results of operations in the accompanying consolidated financial statements for the years ended December 31, 1996 and 1997.

     The accounts of Orgenics also includes its wholly owned subsidiaries PBS S.A. (PBS) (a French corporation), Organics Reagentes Para Laboratories (formerly CPEI Orgenics LTDA) (a Brazilian corporation), Do Brazil Ltda (Do Brazil) (a Brazilian corporation) and Orgencis Biosensors Ltd. (an Israeli corporation). The Orgenics financial statements were prepared in accordance with Israeli generally accepted accounting principles (GAAP) which, for the purposes of the Company's consolidated financial statements, do not materially differ from U.S. GAAP.

     The minority interest reflected in the accompanying 1997 consolidated balance sheet relates primarily to Jmar Ames, Inc. The minority interest reflected in the accompanying 1997 consolidated statement of operations relates to both Jmar Ames, Inc. and Orgenics.

  (b) Revenue Recognition

     Product revenue is recognized when products are shipped to customers, at which time title is transferred. The Company is recognizing deferred revenue relating to the 1993 sale of technology over a defined life (see Note 12(a)). The Company is recognizing deferred revenue relating to the LifeScan alliance as unfulfilled obligations are met (see Note 10). The Company has also recorded deferred revenue in the accompanying consolidated balance sheets relating to amounts received in advance on certain contracts and grants (see Note 11(b)). The Company records the related revenue on funded amounts relating to facilities and equipment over their estimated useful lives and related costs based on when such costs are incurred.

  (c) Cash and Cash Equivalents

     The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company has classified its cash equivalents as held-to-maturity and recorded them at amortized cost, which approximates market value. The Company considers all highly liquid cash investments with original maturities of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents consisted of the following at December 31, 1996 and 1997:

                                                                   DECEMBER 31,
                                                            --------------------------
                                                               1996           1997
                                                            -----------    -----------
Cash and money market funds...............................  $ 2,622,824    $15,669,898
Overnight time deposits...................................   13,835,830             --
                                                            -----------    -----------
                                                            $16,458,654    $15,669,898
                                                            ===========    ===========

  (d) Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following at December 31, 1996 and 1997:

                                                                   DECEMBER 31,
                                                            --------------------------
                                                               1996           1997
                                                            -----------    -----------
Raw materials.............................................  $ 1,363,168    $ 3,006,076
Work-in-process...........................................      272,466        405,404
Finished goods............................................      630,600      1,933,051
                                                            -----------    -----------
                                                            $ 2,266,234    $ 5,344,531
                                                            ===========    ===========

                        SELFCARE, INC. AND SUBSIDIARIES

  (e) Depreciation and Amortization

     Depreciation and amortization are computed using the straight-line method based on the estimated useful lives of the related assets as follows:

                                                               ESTIMATED
                 ASSET CLASSIFICATION                         USEFUL LIFE
                 --------------------                   -----------------------
Machinery and laboratory equipment....................        3 - 5 years
Leasehold improvements................................  Lesser of Life of Lease
                                                           or Life of Asset
Furniture and fixtures................................        3 - 7 years
Computer equipment....................................        3 - 5 years

  (f) Postretirement Benefits

     The Company does not have any obligations for postretirement or postemployment benefits, as defined by SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, as it does not currently offer such benefits. Orgenics does provide certain severance benefits (see Note 11(f)).

  (g) Net Loss per Common Share

     In March 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, Earnings Per Share, which established new standards for calculating and presenting earnings per share. Basic net loss per common share was computed by dividing net loss less Preferred Stock dividends by the weighted average number of common shares outstanding during the year. Diluted loss per share is the same as basic loss per share, as the effects of the Company's potential Common Stock (5,417,334, 6,701,441 and 5,335,267 shares in 1995, 1996 and 1997, respectively)
are antidilutive. In accordance with Staff Accounting Bulletin (SAB) No. 98, the Company has determined that there were no nominal issuances of Common Stock or potential Common Stock in the period prior to the Company's initial public offering.

     In the year ended December 31, 1997, the Company recorded accretion of $2,050,000 representing the 6% premium and 5% conversion discount on the Series B Preferred Stock. The Company has also recorded $105,000 of dividends on the Series A Preferred Stock. The following table reconciles the net loss per common and common equivalent shares.

                                                           DECEMBER 31,
                                           --------------------------------------------
                                               1995            1996            1997
                                           ------------    ------------    ------------
Net loss.................................  $(10,096,903)   $(28,577,642)   $(24,710,294)
Dividends on Series A Preferred Stock....            --         (51,037)       (104,769)
Accretion on Series B Preferred Stock....            --              --      (2,049,545)
                                           ------------    ------------    ------------
          Loss attributable to common
            shareholders.................  $(10,096,903)   $(28,628,679)   $(26,864,608)
                                           ============    ============    ============
Basic and diluted net loss per common and
  potential common share.................  $      (2.61)   $      (6.00)   $      (3.36)
                                           ============    ============    ============
Weighted average number of common and
  potential common shares outstanding....     3,866,841       4,767,493       7,990,666
                                           ============    ============    ============

                        SELFCARE, INC. AND SUBSIDIARIES

  (h) Foreign Currency Translation

     The accounts of the Company's subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation. Accordingly, assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date. Income and expense accounts are translated using an average rate of exchange during the period. Cumulative translation gains or losses are reflected as a separate component of consolidated stockholders' equity (deficit). Foreign currency exchange transaction gain of $324,000 and loss of $717,000 for the years ended December 31, 1996 and 1997, respectively, are reflected as a component of interest and other income, net, in the accompanying consolidated statements of operations. There were no significant exchange transaction gains and losses during 1995.

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

  (j) Concentration of Credit Risk

     SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts, other foreign hedging arrangements or concentration of significant accounts receivable balances. The Company maintains the majority of its cash balances and its overnight time deposits with financial institutions. See Note 16 for financial information by geographic area.

  (k) Derivative Financial Instruments and Fair Value of Financial Instruments

     The Company does not have any derivative or other financial instruments as defined by SFAS No. 119, Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments.

     SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of an estimate of the fair value of certain financial instruments. The Company's financial instruments consist of cash equivalents, accounts receivable and debt. The estimated fair value of these financial instruments approximates their carrying value at December 31, 1996 and 1997. The estimated fair values have been determined through information obtained from market sources and management estimates.

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

  (m) Prior Year Account Balances

     Certain prior year account balances have been reclassified to be consistent with the current year's presentation.

                        SELFCARE, INC. AND SUBSIDIARIES

  (n) Extraordinary Loss on Early Extinguishment of Debt

     On December 12, 1997, the Company effectively extinguished two series of notes, whereby the Company recorded extraordinary losses. The Company extinguished certain amounts due under notes pertaining to its investment in Enviromed (see Note 15) and substantially all of the notes issued in connection with its acquisition of Cambridge Diagnostics (see Note 7) and recorded extraordinary losses of approximately $206,000 and $373,000, respectively.

  (o) Goodwill, Trademarks and Other Intangible Assets

     Goodwill, trademarks and other intangible assets consist of the following as of December 31, 1996 and 1997:

                                                           DECEMBER 31,
                                                     -------------------------
                                                        1996          1997
                                                     ----------    -----------
Goodwill...........................................  $3,355,465    $23,813,768
Trademarks.........................................          --     21,600,000
Patents............................................     730,000      1,117,000
                                                     ----------    -----------
Less -- Accumulated amortization...................     344,294      3,137,505
                                                     ----------    -----------
                                                     $3,741,171    $43,393,263
                                                     ==========    ===========

     The Company is amortizing goodwill and trademarks related to the acquisition of the Nutritional Supplement Lines using the straight-line method over 25 years (see Note 4). The Company is amortizing Orgenics-related goodwill over 5 years (see Note 3). The Company recorded amortization expense of approximately $105,000 and $2,643,000 in 1996 and 1997, respectively, related to goodwill and trademarks.

     Patents held by Orgenics are being amortized over their useful lives, which have been determined to be 5 to 10 years.

     The Company follows the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, in 1997. SFAS No. 121 requires that long-lived assets be reviewed for impairment by comparing the fair value of the assets with their carrying amount. Any write-downs are to be treated as permanent reductions in the carrying amount of the assets. The Company believes that the carrying value of these assets are realizable as of December 31, 1997.

                        SELFCARE, INC. AND SUBSIDIARIES

  (p) Noncash Investing and Financing Activities

     The following table summarizes the supplemental disclosures of the Company's noncash financing and investing transactions for the periods indicated below:

                                                                       DECEMBER 31,
                                                          --------------------------------------
                                                            1995         1996           1997
                                                          --------    -----------    -----------
Supplemental Disclosure of Cash Flow Information:
  Cash paid for --
    Interest............................................  $254,134    $   396,118    $ 3,590,446
                                                          ========    ===========    ===========
    Income taxes........................................  $  6,162    $    47,705    $    21,600
                                                          ========    ===========    ===========
Supplemental Disclosure of Noncash Investing and
  Financing Activities:
  On October 24, 1996, the Company acquired 57.1% of the
    assets and liabilities of Orgenics, Ltd.; in 1997,
    the Company acquired substantially all of the
    remaining shares --.................................  $     --    $ 1,660,326    $ 1,113,201
  In-process research and development...................        --      4,396,700      3,303,300
  Goodwill..............................................        --      3,020,176      4,873,824
  Conversion of debenture into shares of Orgenics.......        --     (1,000,000)            --
  Options granted in connection with the acquisition....        --     (1,056,000)            --
  Issuance of Common Stock..............................        --             --       (873,000)
  Less cash acquired....................................        --     (1,505,543)            --
                                                          --------    -----------    -----------
Cash Paid for Acquisition, Net of Cash Acquired.........  $     --    $ 5,515,659    $ 8,417,325
                                                          ========    ===========    ===========
On February 19, 1997, the Company acquired the
  Nutritional Supplement Lines from American Home
  Products (AHP):
  Goodwill..............................................  $     --    $        --    $15,467,580
  Trademarks............................................        --             --     21,600,000
  Note payable to AHP...................................        --             --     (6,000,000)
                                                          ========    ===========    ===========
Cash Paid for Purchase of Nutritional Supplement
  Lines.................................................  $     --    $        --    $31,067,580
                                                          ========    ===========    ===========
Cash Paid for Investment in Affiliated Companies:
  Cost of investment....................................  $     --    $ 3,932,609    $        --
  Stock acquired through issuance of promissory notes
    payable.............................................        --      3,803,552             --
                                                          --------    -----------    -----------
                                                          $     --    $   129,057    $        --
                                                          ========    ===========    ===========
Conversion of Convertible Advance into Common Stock.....  $     --    $13,693,548    $        --
                                                          ========    ===========    ===========
Conversion of Convertible Payable into Common Stock.....  $     --    $   500,000    $        --
                                                          ========    ===========    ===========
Forgiveness of Accounts Receivable as Consideration for
  a Noncompete Agreement in Connection With Orgenics
  Purchase of the Minority Interest in its Brazilian
  Subsidiary............................................  $     --             --    $ 1,375,000
                                                          ========    ===========    ===========
Early Extinguishment of Certain Notes Payable...........  $     --    $        --    $ 4,580,940
                                                          ========    ===========    ===========
Original Issue Discount on Notes Payable Pertaining to
  Guaranteed Discount Upon Conversion...................  $     --    $        --    $ 1,994,265
                                                          ========    ===========    ===========
Accretion and Dividends on Preferred Stock..............  $     --    $    51,037    $ 2,154,314
                                                          ========    ===========    ===========

(3) ACQUISITION OF ORGENICS

     On December 23, 1995, the Company and Orgenics entered into an Investment and Loan Agreement whereby the Company purchased a $1,000,000, 18-month, unsecured, interest-bearing debenture that was

                        SELFCARE, INC. AND SUBSIDIARIES
convertible into redeemable preferred shares of Orgenics (the Debenture). In October 1996, the Company exercised its right to convert the Debenture, at which time the principal amount, together with accrued interest, converted into 20% of the then issued and outstanding share capital of Orgenics. In October 1996, the Company acquired a 57.1% direct and indirect equity interest in Orgenics as a result of the conversion of the Debenture and cash payments of approximately $7,000,000. In addition, the Company granted options to purchase 85,800 shares of Common Stock having a fair market value of $1,056,000 (Note 13(b)) and incurred direct acquisition costs of $100,000. Throughout 1997, the Company acquired additional shares of Orgenics for approximately $8,417,000 in cash and 73,747 shares of Common Stock (with a fair value of $872,000, net of treasury stock repurchases), resulting in a 99.8% ownership interest in Orgenics.

     The aggregate purchase price of the Company's 99.8% direct and indirect interest in Orgenics of approximately $18,367,000 was allocated based on the relative fair values of the assets acquired as follows:

Fair value of net assets................................  $ 2,533,000
In-process research and development.....................    7,700,000
Goodwill................................................    8,134,000
                                                          -----------
                                                          $18,367,000
                                                          ===========

     The portion of the purchase price allocated to goodwill and other intangible assets relates primarily to acquired technology, trade names and goodwill and are being amortized on a straight-line basis over their estimated useful lives of five years. The portion of the purchase price allocated to in-process research and development projects that had not reached technological feasibility and did not have a future alternative use was charged to expense. The amount allocated to in-process research and development projects represents the estimated fair value related to these projects determined by an independent appraisal. Proven valuation procedures and techniques were used in determining the fair market value of each intangible asset. To bring these projects to technological feasibility, high-risk development and testing issues will need to be resolved which will require substantial additional effort and testing.

     In December 1997, Orgenics purchased the 45% minority interest in Do Brazil. As consideration, Orgenics forgave certain amount due from the minority shareholders. The parties also entered into a one-year noncompete agreement, valued at $1,375,000. The assets and results of operations of Do Brazil are not material to the Company's operations.

     For pro forma financial information reflecting the Orgenics Acquisition and Nutritional Supplement Lines Acquisition, see Note 4.

(4) ACQUISITION AND FINANCING OF NUTRITIONAL SUPPLEMENT LINES

     On February 19, 1997, the Company acquired the Nutritional Supplement Lines from AHP. As consideration for the Nutritional Supplement Lines, the Company paid to AHP a total of $36,000,000 in cash. Including direct acquisition-related costs, the total purchase price was approximately $37,100,000. The entire purchase price was allocated to intangible assets, approximately $15,500,000 to trademarks and $21,600,000 to goodwill. The Company funded the $30,000,000 cash portion of the purchase price with bank debt, the AHP Term Loan and the AHP Bridge Loan (collectively, the Acquisition Facility) with original principal amounts of $25,000,000 and $5,000,000, respectively. The remaining $6,000,000 is in the form of a note payable from the Company to AHP. The Company paid this amount subsequent to year-end.

     The AHP Term Loan had an initial principal balance of $25,000,000 and a five-year term, with quarterly amortization of principal ranging from $3,000,000 to $5,000,000, and a $6,250,000 balloon payment at maturity.

                        SELFCARE, INC. AND SUBSIDIARIES

     The AHP Term Loan, at the Company's election, bore interest at an annual floating rate equal to either LIBOR plus 2% or the bank's prime rate. The AHP Bridge Loan was due June 3, 1997, and at the Company's election, bore interest at an annual floating rate equal to either LIBOR plus 3.5% or the bank's prime rate plus 1.5%. In June 1997, the Company paid the $5,000,000 Bridge Loan.

     In connection with the Acquisition Facility, the Company obtained from the bank a $5,000,000 revolving credit line (the Credit Line). The Credit Line, at the Company's election, bore interest at an annual floating rate equal to either LIBOR plus 1.75% or the bank's prime rate and matures in three years. The Acquisition Facility and the Credit Line were secured by a first priority lien on substantially all of the Company's U.S. assets.

     Subsequent to year-end, the Company refinanced its obligations under these agreements with another bank (see Note 19(b)).

     The following table presents selected unaudited financial information of the Company, the Nutritional Supplement Lines and Orgenics (see Note 3), assuming the companies combined on January 1, 1996. The pro forma results are not necessarily indicative of either actual results that would have occurred had the acquisition been consummated on January 1, 1996 or of future results.

                                                  DECEMBER 31,
                                          ----------------------------
                                              1996            1997
                                          ------------    ------------
                                                   UNAUDITED
Pro forma net revenue...................  $ 53,784,788    $ 54,833,394
                                          ============    ============
Pro forma loss before extraordinary loss
  and taxes.............................  $(20,424,504)   $(23,023,052)
                                          ============    ============
Pro forma net loss(1)...................  $(20,424,504)   $(23,798,278)
                                          ============    ============
Pro forma basic and diluted net loss per
  common and potential common share.....  $      (3.08)   $      (2.98)
                                          ============    ============
Pro forma basic and diluted weighted
  average common and potential common
  shares outstanding(2).................     6,639,675       7,990,666
                                          ============    ============

     (1) excludes non-recurring charges for in-process research and development of $4,396,700 and $3,300,300 in 1996 and 1997, respectively (see Note
         3).

     (2) assumes completion of initial and secondary public offerings and the use of proceeds to consumate both the Orgenics (see Note 3) and Nutritional Supplement Lines Acquisitions.

(5) INVESTMENT IN INVERNESS MEDICAL LIMITED

     On May 31, 1995, the Company invested approximately $1,588,000 to fund initial operations and to acquire a 50% interest in Inverness. Inverness (formerly named Hebocraft Limited) was founded on November 1, 1994 and had no significant activities, assets or liabilities at the time of the Company's investment. Inverness & Nairn Local Enterprise Company (INLEC) holds the remaining 50% interest in Inverness and also paid in $1,588,000 for its interest. The Company holds 1,000,000 ordinary shares of stock, while INLEC holds 1,000,000 shares of 6% Cumulative Redeemable Preference Shares (the Preference Shares). This investment is consolidated by the Company due to its ownership of 100% of Inverness' ordinary shares. The Preference Shares held by INLEC (including cumulative dividend) are reflected in the accompanying consolidated balance sheets as mandatorily redeemable Preferred Stock of a subsidiary.

     The Preference Shareholders are entitled to receive, out of funds legally available, a cumulative annual dividend of approximately $0.095 per share, payable annually on April 30, beginning in 1996. At the option of

                        SELFCARE, INC. AND SUBSIDIARIES
the Company and subject to certain limitations on each redemption, the Preference Shares may be redeemed for approximately $1.67 per share, plus any accrued and unpaid dividends. The Company must redeem all 1,000,000 Preference Shares by May 31, 2000. If the Company cannot legally redeem the Preference Shares on that date, it must redeem the shares as soon as legally permissible at a price of approximately $1.91 per share plus any accrued and unpaid dividends. Upon liquidation of Inverness, the Preference Shareholders are entitled to receive approximately $1.59 per share, plus any accrued and unpaid dividends; thereafter, the ordinary stockholders shall equally share with the Preference Shareholders in the remaining assets to be distributed. The Preference Shareholders do not hold any voting rights.

     Under a related agreement, Highlands and Islands Enterprise (HIE), a party related to INLEC, constructed a 50,000-square-foot production facility for Inverness to use for manufacturing its products. Inverness has entered into a 20-year facility lease, with an option to purchase the facility for fair market value. The rent due under this lease will be approximately $550,000 per year, subject to increases each five years, dependent upon then-current market rates, as defined. Inverness is not obligated to pay rent for the first two years of the lease. The Company is guarantor to HIE for these payments if Inverness defaults on its payments.

     Through December 31, 1996, INLEC provided Inverness with L2,100,00 British Pounds Sterling (approximately $3,596,000 at December 31, 1996) for the purpose of outfitting the facility with required equipment, providing training for the Inverness work force and certain other defined costs. These funds shall be permanently invested in Inverness, so long as no events of default by Inverness occur within five years of the funding. Events of default are defined as the insolvency of Inverness, defined changes in ownership of Inverness and certain other similar related criteria. Should a default occur within five years of the funding by INLEC to Inverness, the Company will be liable to INLEC for a declining portion, as defined, of the amounts paid by INLEC.

     Inverness recognizes as revenue the funded amounts relating to the facility and equipment over the estimated useful life of the facility and equipment and amounts related to training and other costs based on when such costs are incurred. Inverness recognized grant revenue of approximately $216,000, $722,000 and $1,128,000 during the years ended December 31, 1995, 1996 and 1997, respectively, which are included in grants and other revenues in the accompanying consolidated statements of operations. Unearned amounts of approximately $1,312,000 at December 31, 1997 are included in deferred revenue in the accompanying consolidated balance sheets.

                        SELFCARE, INC. AND SUBSIDIARIES

(6) NOTES PAYABLE

     The Company has the following debt outstanding as of December 31, 1996 and 1997:

                                                        DECEMBER 31,
                                                  -------------------------
                                                     1996          1997
                                                  ----------    -----------
     Bank debt -- Orgenics......................  $1,337,000    $ 2,577,000
     Long-term debt -- Orgenics.................     692,000      1,933,000
     Note payable to AHP (Notes 4 and 19(b))....          --      6,000,000
     Promissory note payable to EN PLC (Note
       15)......................................   3,803,552      3,378,278
     Cambridge Diagnostic notes (Note 7)........   3,000,000      2,827,500
     Long-term debt to a bank (Notes 4 and
       19(b))...................................          --     22,000,000
     Note payable to customer (Note 10).........          --      4,951,079
     Subordinated revenue royalty notes (Note
       8).......................................          --      7,500,000
     Senior subordinated convertible notes (Note
       9).......................................          --      8,649,181
     Other miscellaneous notes payable..........          --         86,547
                                                  ----------    -----------
                                                   8,832,552     59,902,585
     Less -- Current portion....................   2,936,851     20,426,511
                                                  ----------    -----------
                                                  $5,895,701    $39,476,074
                                                  ==========    ===========

     Each of the debt instruments listed above is discussed in the notes to the consolidated financial statements as referenced, except as follows:

  (a) Short-Term Bank Debt -- Orgenics

     Orgenics has approximately $2,577,000 of notes payable to a bank outstanding at December 31, 1997. The outstanding balance is collateralized by certain Orgenics assets. The notes bear interest at rates ranging from 5% to 16.5% and are payable monthly through 2002.

  (b) Long-Term Notes Payable -- Orgenics

     Orgenics holds long-term notes payable with several banks. The notes bear interest at LIBOR various interest rates (5-9% as of December 31, 1997). Orgenics has granted liens on all of its assets, insurance rights, share capital, goodwill and shares of a subsidiary as collateral on the debt.

                        SELFCARE, INC. AND SUBSIDIARIES

  (c) Maturities of Notes Payable

     Certain of the Company's debt instruments provide for either a mandatory or optional conversion to Common Stock (see Notes 7, 9 and 15). Future maturities of the Company's debt instruments, including convertible debt, are as follows:


     YEAR                                                        AMOUNT
     ----                                                      -----------
     1998....................................................  $20,426,511
     1999....................................................    6,420,500
     2000....................................................    5,378,500
     2001....................................................    6,433,000
     2002....................................................       36,000
     Thereafter..............................................    8,207,000
                                                               -----------
                                                                46,901,511
     Plus -- Notes payable convertible into Common Stock (see
       Notes 7, 9 and 15)....................................   13,001,074
                                                               -----------
                                                               $59,902,585
                                                               ===========

(7) CAMBRIDGE DIAGNOSTIC NOTES AND WARRANTS

     In connection with the 1994 Cambridge Diagnostics Acquisition, the Company issued notes payable (the Cambridge Diagnostics Notes) and Common Stock warrants (the Cambridge Diagnostics Warrants) to individual investors for gross proceeds of $3,030,000. Of this amount, $3,000,000 relates to the Cambridge Diagnostics Notes, which bear interest at 10% and are due on March 31, 1998. As of December 31, 1996, $825,000 of such notes were due to certain directors and officers of the Company.

     The remaining $30,000 represents amounts paid to the Company in exchange for warrants to purchase shares of Common Stock. The number of Cambridge Diagnostics Warrants is calculated as 69% of the net sales of Cambridge Diagnostics for the fiscal year preceding the repayment of the Cambridge Diagnostics Notes divided by $32.87. The Company would have issued 1,142,635 shares of the Company's Common Stock based on net sales of Cambridge Diagnostics for 1995, if the notes were repaid prior to December 31, 1996. In December 1996, the Company entered into agreements with substantially all the principal noteholders of the Cambridge Diagnostics Notes, whereby the Company canceled the Cambridge Diagnostics Warrants and effectively fixed the ultimate number of shares of the Company's Common Stock to be issued at 1,142,635, of which 314,222 will be exercisable by certain directors and officers of the Company. During December 1997, all of such shares of Common Stock were issued for no additional consideration. The Company recorded noncash interest charges of approximately $10,633,000 for the year ended December 31, 1996, which represents the difference between the fair market value of the underlying Common Stock and the exercise price of the Cambridge Diagnostics Warrants.

     On December 31, 1996, the Company entered into an agreement with substantially all the principal holders of the Cambridge Diagnostic Notes, pursuant to which such holders agreed to defer repayment of the principal amount of their notes until January 15, 1998 and effectively fix the ultimate number of shares of Common Stock to be issued. As consideration for the foregoing, the Company agreed to issue five-year warrants to purchase an aggregate of 54,090 shares of Common Stock that are fully exercisable at an exercise price of $12.88 (fair market value as of grant dated) to such holders, of which 14,999 will be exercisable by certain directors and officers of the Company.

     On December 12, 1997, substantially all of the Cambridge Diagnostic Noteholders agreed to exchange all amounts due under the existing Cambridge Diagnostic Notes for new promissory notes (the New Cambridge Diagnostics Notes). Under the terms of the New Cambridge Diagnostic Notes, the noteholders can convert

                        SELFCARE, INC. AND SUBSIDIARIES
the New Cambridge Diagnostic Notes, plus accrued interest at an annual rate of 10%, into Common Stock at a conversion price of $7.23. The conversion price represents a 15% discount to the market price on the date the New Cambridge Diagnostic Notes were issued. The New Cambridge Diagnostic Noteholders may exercise their conversion right at any time through the maturity date (June 12, 1998), at which time the New Cambridge Diagnostic Notes automatically convert into Common Stock; holders of the New Cambridge Diagnostic Notes cannot receive cash payments in lieu of conversion. The Company has accounted for this transaction as an early extinguishment of debt and the issuance of two new instruments, the New Cambridge Diagnostic Notes and a forward contract to purchase Common Stock. Accordingly, the Company has recorded the value of the forward contract as a component of stockholder's equity, the New Cambridge Diagnostic Notes at their fair value and an extraordinary loss of $373,000 on the retirement of the original Cambridge Diagnostic Notes.

     In connection with Selfcare's financing of the acquisition of Cambridge Diagnostics, Cambridge Diagnostics entered into a Guarantee and Debenture, dated August 30, 1995, with USB '93 Technology, Inc. (USB '93, Inc.), a corporation whose president and chief executive officer is a director of the Company. Pursuant to the Guarantee and Debenture, USB '93, Inc. became the guarantor of an aggregate of $3,000,000 in notes issued by Selfcare to certain investors. In return for this guarantee, Cambridge Diagnostics granted USB '93, Inc. a security interest in its machinery, equipment, securities, goodwill and uncalled capital, patents, trademarks, patent applications, brand names, copyrights, any and all rights acquired by Cambridge Diagnostics as a licensee or sub-licensee, and all present and future benefit, right, title and interest in any and all moneys, payments and proceeds of insurance presently maintained or obtained in the future.

     The Company issued 119,834 shares of Common Stock to U.S. Boston Capital Corporation (U.S. Boston Capital), the president of which is a director of the Company, for its services as placement agent on the Cambridge Diagnostics Notes. Additionally, the Company issued 92,950 shares of Common Stock to the Company's president for his personal guarantee of these notes. The total fair value of the shares issued to both the president and USB '93 ($101,000 and $79,000, respectively) have been recorded as deferred financing costs in 1996, which are included in other assets in the accompanying consolidated financial statements, and are being amortized over the original life of the Cambridge Diagnostics Notes.

(8) SUBORDINATED REVENUE ROYALTY NOTES

     In June 1997, the Company sold Subordinated Revenue Royalty Notes (the Royalty Notes) having an aggregate issue price of $7,500,000. Each Royalty Note entitles the holder thereof (each, a Royalty Noteholder) to payments relating to net revenue of the Company during each fiscal quarter the Royalty Note is outstanding, which payments are pro rated with respect to the number of days the Royalty Note is outstanding during such fiscal quarter (each, a Royalty Payment). The Company is obligated to make Royalty Payments until the total amount of Royalty Payments equals four times the total issue price of the Royalty Note (the Total Repayment Amount). In addition, the Company may elect to prepay the Royalty Notes, as described below.

     The quarterly Royalty Payment for each $25,000 of issue price will equal the greater of (i) 0.005% of net revenues of the Company during such fiscal quarter or (ii) $1,300. Until the Total Repayment Amount has been paid, the Company will pay Royalty Payments as to each Royalty Note as follows: (i) the first payment will be made on or before the forty-fifth day after the closing of the fourth full fiscal quarter during which such Royalty Note is outstanding and will cover Royalty Payments for such fiscal quarter and the prior fiscal quarters during which such Royalty Note was outstanding; provided, however, that the aggregate Royalty Payments made at such time shall not be less than $6,000; and (ii) the Royalty Payment for each subsequent fiscal quarter will be made on or before the forty-fifth day after the closing of such fiscal quarter. Based on the estimated repayment schedule, the Company imputed an interest rate of 23.3% and recorded interest expense of $904,000 in 1997.

                        SELFCARE, INC. AND SUBSIDIARIES

     If the Company elects to prepay the amount due under the Royalty Notes or if an event of default (as defined below) is not cured with 30 days after notice to the Company, the Company will pay an amount equal to the greater of (i) 1.5 times the issue price of Royalty Notes minus all Royalty Payments made by the Company prior to the date of payment (but excluding any amount paid as Late Payment Interest, as defined below) or (ii) an amount equal to the issue price of the Royalty Notes plus an annualized internal rate of return the issue price equal to 30% calculated from the issue date of the Royalty Notes to the date of payment, minus all Royalty Payments made by the Company prior to the date of payment (but excluding any amount paid as Late Payment Interest).

     The Royalty Notes will bear interest only in the event of a late Royalty Payment, an event of default or a prepayment. If a Royal Payment is not made within 45 days of the end of the relevant fiscal quarter, the overdue amount will accrue interest (Late Payment Interest) at the rate of 18% per annum, compounded daily, accruing from the date such Royalty Payment is due to the date the Royalty Payment, including accrued interest thereon, is made. Any such accrued interest will be payable on demand.

     U.S. Boston Capital acted as a placement agent for the offering of Royalty Notes. As compensation for its services as placement agent, U.S. Boston Capital received a cash commission of $600,000, which the Company has recorded as deferred financing costs and will amortize over the estimated 14-year life of the Royalty Notes. U.S. Boston Capital was also reimbursed for the fees and disbursements of its counsel and received a nonaccountable expense allowance of $5,000. A director of the Company is also an officer and director of U.S. Boston Capital.

(9) SENIOR SUBORDINATED CONVERTIBLE NOTES

     On October 28, 1997, the Company sold in a private placement Senior Subordinated Convertible Notes (the Convertible Notes) having an aggregate face value of $10,000,000 and warrants (the Convertible Note Warrants) to purchase up to 106,700 shares of Common Stock to two institutional investors for gross proceeds of $10,000,000.

     The principal of the Convertible Notes is payable on October 28, 2002. The unpaid principal of each Convertible Note accrues interest at the rate of 16% per year payable in cash until the later of (i) the date of filing of a registration statement (the Notes Registration Date) covering the shares of Common Stock underlying the Convertible Notes and the Convertible Note Warrants (the Registrable Securities), and (ii) a date between 180 and 270 days after October 28, 1997, selected by the Company (the Variable Conversion Date). Thereafter, interest on the unpaid principal accrues at the rate of 8% per year payable in cash or, at the Company's option subject to certain conditions, shares of Common Stock calculated at a price per share equal to 95% of the Recent Market Price. The Recent Market Price as of any date is the lowest market price at which shares of Common Stock traded at any time during the five trading days immediately preceding such date. During the occurrence of an event of default (as defined), the outstanding principal amount and accrued but unpaid interest will accrue interest at a rate of the lower of the Citibank Prime Rate per year plus 8% or the highest rate permitted by law.

     The holder of each Convertible Note may convert all or a portion of such Convertible Note into shares of Common Stock prior to October 28, 2002. Prior to the Variable Conversion Date, each Convertible Note converts into shares of Common Stock at 120% of the Recent Market Price as of October 27, 1997. Following the Variable Conversion Date, each Convertible Note converts at a conversion price per share equal to the Applicable Percentage (as defined below) multiplied by the lesser of (i) 125% of the Recent Market Price as of October 27, 1997, as of the Variable Conversion Date or (if later) as of the Notes Registration Date, whichever is least (the Ceiling Price), and (ii) the Recent Market Price as of the date on which the conversion notice is sent. The Applicable Percentage is a percentage ranging from 100% to 92.5% depending upon the date that the Company chooses as the Variable Conversion Date. Notwithstanding the above, the holder of a Convertible Note may on any date elect to fix permanently with respect to all or a portion of the

                        SELFCARE, INC. AND SUBSIDIARIES

Convertible Note the conversion price per share in effect on such date, in which event the Convertible Note (or portion thereof) that the holder thereof would otherwise have converted for a price equal to the fair market value of the shares of Common Stock that would have been issued plus accrued interest on the Convertible Note (or portion thereof) so redeemed.

     After October 27, 1999, the Company may elect to redeem the Convertible Notes, in whole or in part, at 105% of their face value plus accrued but unpaid interest, provided that the Recent Market Price has been equal to or greater than the Ceiling Price for 75 consecutive trading days immediately preceding the date of the redemption notice and for the 15 trading days commencing on that date.

     The number of shares of Common Stock issuable upon conversion of the Convertible Notes and the exercise of the Convertible Note Warrants, and the conversion price and exercise price, respectively, thereof, are subject to antidilutive provisions and may be adjusted, among others, upon (i) the issuance of stock dividends, or the occurrence of stock splits, reclassifications, recapitalizations and similar events; (iii) any consolidation, merger, reorganization or similar fundamental restructuring; and (iii) the issuance of shares of Common Stock or convertible securities for consideration below a specified discount below the market price of the Common Stock.

     Shoreline Pacific Institutional Finance, the Institutional Division of Financial West Group (Shoreline), acted as placement agent for the offering of the Convertible Notes and the Convertible Note Warrants. As compensation for its services as placement agent, Shoreline received a cash commission of $500,000, representing 5% of the gross proceeds of the offering. In addition, the Company issued four warrants to purchase up to an aggregate of 31,250 shares of Common Stock with substantially the same terms as the Convertible Note Warrants to certain designees of Shoreline (the Shoreline Warrants). The Company recorded both the commission and the value of the Shoreline Warrants ($600,000) as deferred financing costs. Such costs are included as a component of other assets and are being amortized over the life of the Convertible Notes.

     Upon issuance of the Convertible Notes and Convertible Note Warrants, the Company allocated $662,657 of the proceeds to the Convertible Note Warrants and is amortizing the related original issuance discount over 270 days, the point at which the terms of the conversion are most beneficial to the Convertible Noteholders. Also, pursuant to the conversion terms whereby the Convertible Noteholders have been guaranteed a discount after the 180th day, the Company has recorded an additional original discount of $1,185,864, which represents the maximum guaranteed return available to the Convertible Noteholders on the issuance date. This portion of the original issuance discount is also being amortized over 270 days in a manner consistent with the sliding scale discount. Total amortization of the aggregate original issuance discount in 1997 was $497,703.

(10) LIFESCAN ALLIANCE

     On November 10, 1995, the Company entered into an agreement with Johnson and Johnson Development Corporation (JJDC) and LifeScan, Inc. (LifeScan), an affiliate of JJDC (the Master Agreement) which included an equity investment agreement, a glucose distribution agreement and a summary of terms to be included in other distribution agreements.

     The equity investment provided for $13,700,000 of advances from JJDC, which converted into 201,622 shares of Company Common Stock in 1996. Upon conversion of the advances, LifeScan also paid the Company a success fee of $7,000,000. The number of shares issued represents 5% of (i) the Common Stock outstanding as of November 10, 1995, and (ii) any shares of Common Stock issued prior to such conversion pursuant to the exercise of rights to acquire Common Stock outstanding as of November 10, 1995. In addition, under the terms of the LifeScan Alliance, the Company must issue to JJDC, for no additional consideration, shares of Common Stock equal to 5% of any additional Common Stock issued pursuant to the exercise of

                        SELFCARE, INC. AND SUBSIDIARIES
rights to acquire Common Stock outstanding as of November 10, 1995 (the total of all shares so issued, the Conversion Shares). The precise number of Conversion Shares depends on the number of shares of Common Stock that the Company is required to issue in connection with the financing of the Inverness Facility as well as the vesting and exercise of options and warrants that were outstanding on November 10, 1995. To date, JJDC has received an additional 9,743 shares of Common Stock. The Company estimates that JJDC will ultimately receive an additional 245,583 shares of Common Stock. The Company has deferred revenue recognition on $3,000,000 of the success fee based on management's estimate of its future commitments under the Distribution Agreement. The Company is recognizing this amount as revenue as such obligations are met, which management estimates will be over four years.

     The Master Agreement also covers two other Company products. Upon Food and Drug Administration (FDA) acceptance of the Company's filing for each of these products, LifeScan may, at its sole discretion, pay the Company $3,000,000 and require the Company to enter into a distribution agreement for each product, under the terms set forth below. If LifeScan elects to make the $3,000,000 payment and the product receives FDA clearance, then LifeScan shall make an additional payment of $2,000,000. If LifeScan makes the $3,000,000 payment and the Company does not receive FDA clearance within one year of the payment, the $3,000,000 must be repaid in eight quarterly installments without interest (provided payments are made in a timely manner), and the related distribution agreement will terminate.

     In order to fund start-up manufacturing and operating costs, LifeScan loaned the Company $5,000,000 in August 1997. The Company then loaned the $5,000,000 to its primary supplier. Both the loans payable and receivable bear interest at 12% and will be repaid through product credits for the first 130,000 meters shipped. The Company expects both the note payable to customer and note receivable to be repaid during 1998.

(11) COMMITMENTS AND CONTINGENCIES

  (a) Operating Leases

     The Company has operating lease commitments for certain of its facilities and equipment that expire through 2026. The following schedule outlines future minimum annual rental payments under these leases at December 31, 1997:

                      DECEMBER 31,                          AMOUNT
                      ------------                        -----------
1998....................................................  $ 1,264,000
1999....................................................    1,245,000
2000....................................................    1,050,000
2001....................................................    1,015,000
2002....................................................    1,000,000
Thereafter..............................................   12,970,000
                                                          -----------
                                                          $18,544,000
                                                          ===========

     Rent expense relating to these operating leases was approximately $315,000, $401,000 and $778,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

  (b) Industrial Development Authority of Ireland Grants

     Prior to the Company's acquisition of Cambridge Diagnostics, Cambridge Diagnostics received certain capital expenditure and revenue grants from the Industrial Development Authority of Ireland (the IDA). Cambridge Diagnostics recognizes revenue on the capital expenditure grants over the estimated useful lives of the related assets and on revenue grants as the related costs are incurred.

                        SELFCARE, INC. AND SUBSIDIARIES

     As a condition to retaining the grants, the IDA requires Cambridge Diagnostics to maintain a certain number of employees in Ireland. The IDA also prohibits the Company from disposing of assets or terminating business activities that were funded by the grants within 10 years of such grants. As of December 31, 1996 and 1997, Cambridge Diagnostics was not in compliance with the employment provisions of the grants. As a result, the IDA could require Cambridge Diagnostics to repay capital expenditure and revenue grants totaling 414,770 Irish Pounds (approximately $630,000 at December 31, 1997). The IDA has not historically pursued its right to recoup these grants from Cambridge Diagnostics and, as of December 31, 1996 and 1997, Cambridge Diagnostics management believes that the IDA is unlikely to do so, provided that Cambridge Diagnostics does not terminate its operations in Ireland. Accordingly, as management believes that repayment is not probable, Cambridge Diagnostics has not provided for a potential liability for the repayment of these grants.

     If the IDA did pursue its rights to recoup these grants, it could have a material adverse effect on the Company and Cambridge Diagnostics.

  (c) Legal Proceedings

     From time to time, the Company may be exposed to litigation arising out of its products and operations. The Company is not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company's financial condition or results of operations, except as discussed below.

     Pasteur Sanofi Diagnostics licensed the Pasteur HIV Technology to Cambridge Biotech and its affiliates, including Cambridge Affiliate, relating to patents and proprietary rights underlying the Company's HIV-related products (see Note 12(c)). The licenses of the Pasteur HIV Technologies to Cambridge Biotech are nonexclusive and cover diagnostic test kits in finished form embodying the Pasteur HIV Technologies. The territorial scope of the licenses is worldwide, with the exception of exclusive rights which Pasteur Sanofi Diagnostics asserted to have granted in the Pasteur HIV Technologies to Genetic Systems Corporation (Genetic Systems) in the United States, Canada, Mexico, Australia, New Zealand and India (the Excluded Countries). However, the licenses provided that, to the extent that Pasteur Sanofi Diagnostics recovers the right to practice the patents underlying the Pasteur HIV Technologies in the Excluded Countries, Cambridge Biotech is entitled to nonexclusive rights in such technology in such countries. In 1990, Pasteur Sanofi Diagnostics acquired ownership of Genetic Systems, whereupon Cambridge Biotech commenced selling products incorporating the Pasteur HIV Technologies in the United States. These activities were challenged in a patent infringement lawsuit filed in bankruptcy court in March 1995 by Institut Pasteur, the minority stockholder of Pasteur Sanofi Diagnostics, and Genetic Systems. In September 1995, the bankruptcy court ruled in favor of Cambridge Biotech on this issue, and Institut Pasteur and Genetic Systems subsequently filed an appeal in district court. In July 1997, the district court affirmed the rulings of the bankruptcy court. Institut Pasteur and Genetic Systems Corporation have filed an appeal to the Federal Circuit Court of Appeals. If the bankruptcy court and district court decisions were reversed on appeal, the territories to which Cambridge Affiliate could sell HIV-related products would be limited, however, the Company does not believe this would have a material adverse effect on its operations.

     Pasteur Sanofi Diagnostics has notified Orgenics that as a result of Orgenics' use of certain peptides, Orgenics may be liable for infringement of certain patents held by Institut Pasteur and under which Pasteur Sanofi Diagnostics holds an exclusive license.

     The Company has been involved in a dispute with Enviromed (see Note 15) with respect to a joint venture agreement entered into between the Company and Enviromed in March 1994 and other agreements (collectively, the Disputed Enviromed Agreements) entered into between the Company and Enviromed and its wholly owned subsidiary, Cranfield Biotechnology Ltd., and the issuance of shares of Common Stock to Enviromed in connection therewith. In connection with this dispute, the Company has informed Enviromed

                        SELFCARE, INC. AND SUBSIDIARIES
that, due to the failure of Enviromed and Cranfield to perform their obligations under the Disputed Enviromed Agreements, it disputes Enviromed's ownership of the Common Stock held of record (and subsequently sold) by Enviromed. On July 5, 1996, Enviromed filed suit against the Company and the representatives of the underwriters of the Company's initial public offering (the IPO Representatives) alleging breach of a registration rights agreement relating to the Common Stock held of record by Enviromed. Enviromed claimed that its rights under a registration rights agreement were breached in connection with the IPO and requested damages, injunctive relief and a declaratory judgment that Enviromed is the lawful owner of the shares. The Company has filed counterclaims against Enviromed arising out of the failure of Enviromed and Cranfield to perform their obligations under the Disputed Enviromed Agreement and is contesting Enviromed's claims vigorously. On November 15, 1996, Enviromed filed a dismissal without prejudice of its claims against the IPO Representatives. March 11, 1997, Enviromed and the Company filed a stipulation of dismissal without prejudice of all the claims and counterclaims in the case.

     The Company intends to contest vigorously all claims filed by Enviromed and certain other parties to whom Enviromed sold the common stock. On March 23, 1998, the Company entered into a settlement agreement with certain parties to whom Enviromed sold the Company's Common Stock whereby the parties agreed that such parties shall have title to 80% of Common Stock in dispute, or 622,898 shares, and the Company shall have title to the remaining 20% of said shares, or 155,724 shares. The parties agreed to dismiss the lawsuit with prejudice and to release each other from any liability arising out of the lawsuit.

     On November 15, 1997, Medical Selfcare, Inc. (Medical) served process on the Company asserting service mark and trade name infringement, unfair competition, dilution and related claims arising from the Company's use of the mark "Selfcare" for medical devices, pharmaceutical products and nutritional supplements. Medical is seeking damages for lost profits in an amount to be determined at trial, injunctive relief barring the Company's use of the name and mark "Selfcare" in connection with its products and services, destruction of products using the said name or mark, disgorgement of profits gained from the alleged infringement, treble damages, restitution, punitive damages and attorneys' fees. The Company intends to defend this litigation vigorously. The Company has answered the complaint and asserted various defenses and a counterclaim seeking cancellation of Medical's federal service mark registrations. The Company has advised the District Court of its intention to phase out the use of the mark in connection with its nutritional supplements. A hearing was held on Medical's motion for a preliminary injunction before the District Court on December 19, 1997. On January 5, 1998, the District Court entered an order, in the form proposed by the Company, requiring that, effective six months thereafter, the Company cease using the mark "Selfcare" on nutritional supplement products or packaging or distributing nutritional supplement products or packaging bearing the mark, and that the Company remove from its packaging the statement that the mark is "registered." The case is now in the discovery stage of litigation. Although the Company does not believe that the preliminary injunction will have a material adverse impact on the Company's sales, operations and financial performance, a final ruling against the Company on the merits of the case could have such an impact.

  (d) Agreement with Princeton BioMeditech Corporation

     On March 15, 1996, the Company entered into an agreement with Princeton BioMeditech Corporation (Princeton) that provides for the development of certain specific infectious disease tests by Princeton for marketing by Selfcare on a nonexclusive basis. The agreement also grants the Company an option to market under its own brand name other infectious disease tests and certain other types of tests developed by Princeton on terms to be agreed. Pursuant to the agreement, the Company is also obligated to purchase $6,900,000 of certain test kits from Princeton through 1998 and will provide $500,000 to finance the purchase of equipment, which will remain the property of the Company, to be used in producing test kits for the Company.

     On August 6, 1997, the Company and Princeton amended their manufacturing agreement by extending the term of the original agreement to July 1, 2001, adjusting the pricing and establishing new minimum

                        SELFCARE, INC. AND SUBSIDIARIES
purchase quantities in the aggregate amount of $2,656,000 over the course of the first year. The Company is obligated over the remaining three years to purchase minimum amounts of products to be mutually agreed upon by the parties. Also on August 6, 1997, the Company and Princeton, along with wholly owned subsidiaries of each and a limited liability company, PBM-Selfcare LLC (the LLC) in which each party owns a 50% interest, entered into a joint venture and a series of related technology transfer and licensing agreements, to develop a comprehensive strategy to commercially exploit products, and related intellectual property, in the area of pregnancy detection and ovulation prediction (collectively the Joint Venture Agreement). Under the Joint Venture Agreement, the parties each contributed intellectual property and, in addition, the Company agreed to spend up to $2,000,000 on an as-needed basis to cover expenses incurred by the LLC in enforcing the rights of the LLC in the intellectual property. The parties are also obligated to cover 50% of any other operating expenses of the LLC. To date, the Company has not incurred material costs pursuant to the Joint Venture Agreement and does not anticipate expending material resources in connection with this activity during 1998.

  (e) Orgenics Royalty Commitment

     Orgenics finances its research and development expenditures in Israel under programs sponsored by the Chief Scientist of the Ministry of Trade of Israel for the support of research and development projects. In the event that development of the products in which the Chief Scientist participates is successful, Orgenics will be obligated to pay royalties at the rate of 2% to 5% of the sales of products developed with funds provided by the Chief Scientist, up to an amount equal to 100% of the Chief Scientist's research and development grants to such projects. The maximum contingent royalty as of December 31, 1997 was approximately $1,900,000. Orgenics does not have any liability to the State of Israel for amounts received in support of unsuccessful programs or unsaleable products.

  (f) Orgenics Severance Obligations

     Orgenics' liability for severance pay, pursuant to Israeli law, is provided by managers insurance policies and by severance pay funds. Severance expenses were $300,000, $139,000 and $248,000 for the years ended December 31, 1995, 1996 and 1997, respectively. The related liability is not material at either December 31, 1996 or 1997.

     France has a state-run mandatory pension plan to which contributions are made monthly by both the employee and employer based on the gross monthly salary. Orgenics' liability is fully covered by these contributions.

     In addition, pursuant to industry employment agreements, a lump sum severance is payable upon retirement to employees still in the service of PBS at the date of retirement. Orgenics has fully provided for the obligations as of December 31, 1996 and 1997.

(12) RESEARCH, MANAGEMENT AND MANUFACTURING AGREEMENTS

  (a) U.S. Boston Technology Associates Limited Partnership

     On December 30, 1993, the Company entered into a purchase and sale agreement with USB '93 for the sale of the Company's core immuno-assay technology (the Technology) for $1,360,000. USB '93 is a limited partnership, the general partner of which is USB '93 Inc., a corporation whose president and chief executive officer is a director of the Company. The Company may repurchase the Technology for $6,000,000.

     The Company and the USB '93 also entered into a license and development agreement on December 30, 1993 whereby the Company leased back the rights to the Technology from USB '93 in consideration for three warrants to purchase up to an aggregate of 438,750 shares of the Company's Common Stock at an exercise price of $1.54 per share and the payment of 1.5% of gross sales and 22.5% of royalty income, up to an

                        SELFCARE, INC. AND SUBSIDIARIES
aggregate total payment of $6,000,000. The license agreement remains in effect until such time that the Company reacquires the Technology or pays $6,000,000 in royalties. This agreement is immediately void if the Company decides to repurchase the rights to the Technology according to terms of the Technology purchase and sale agreement noted above. Pursuant to this agreement, the Company has charged approximately $104,000, $235,000 and $702,000 to cost of sales in the accompanying consolidated statements of operations for the years ended December 31, 1995 1996 and 1997, respectively.

     The income from the sale of technology has been included in deferred revenue in the accompanying consolidated balance sheets and will be recognized on the earlier of (1) a straight-line basis over a period of six years, the Technology's estimated useful life, or (2) will be eliminated upon the repurchase of the Technology if the Company opts to repurchase the Technology, as discussed above. The Company has recognized approximately $227,000 as grants and other revenue in the accompanying consolidated statements of operations for each of the three years ended December 31, 1997. Accordingly, the remaining $453,334 is included in deferred revenue in the accompanying consolidated balance sheet as of December 31, 1997.

  (b) University College of Wales/Aberystwyth

     On February 10, 1992, the Company entered into a research and development contract with University College of Wales/Aberystwyth, a corporation organized and existing under the laws of England and Wales, whereby the Company obtained the right to develop and market certain technology in consideration for a royalty stream of 1.5% of gross revenues generated from the technology. The agreement will remain in effect for the duration of the life of any patent issued with respect to the technology, or any improvements thereof, unless terminated pursuant to provisions of the agreement. As of December 31, 1996 and 1997, the Company had not generated any revenues related to this technology and, therefore, did not incur any royalty expense for the year then ended.

  (c) Cambridge Biotech Corporation

     On November 30, 1994, Selfcare acquired Cambridge Diagnostics from Cambridge Biotech, which at that time was operating in Massachusetts under Chapter 11 of the U.S. Bankruptcy Code. Cambridge Diagnostics, located in Galway, Ireland, produces three categories of tests for infectious diseases as well as packages products for the Company's European customers, including pregnancy tests, birth control and other women's health products. At the time of the acquisition, Cambridge Diagnostics (then known as Cambridge Biotech Limited) was operating under the protection of a court-appointed examiner in a procedure analogous to a Chapter 11 reorganization under U.S. bankruptcy law. Pursuant to the acquisition agreements, the terms of which were approved by the United States Bankruptcy Court and the Irish High Court, Selfcare acquired all of Cambridge Diagnostics' issued and outstanding capital stock and, pursuant to certain license agreements, acquired certain technologies necessary for the production of Cambridge Diagnostics' HIV 1/2 RDT, Capillus, Rapid Test and Lyme disease test kits for an aggregate of $2,100,000 and the assumption of certain liabilities. Under the terms of Cambridge Biotech's license agreements with Pasteur Sanofi Diagnostics, Cambridge Biotech could not assign or sublicense its rights with respect to certain of these technologies directly to the Company. In order to allow the Company to have access to such technologies, Selfcare and Cambridge Biotech formed an affiliate, Cambridge Affiliate, 51%-owned by Cambridge Biotech and 49%-owned by Selfcare. A series of contracts were entered into between Cambridge Affiliate and Cambridge Diagnostics, pursuant to which Cambridge Diagnostics manages Cambridge Affiliate and manufactures and sells products on behalf of Cambridge Affiliate. Cambridge Affiliate is managed and funded separately from Selfcare and Cambridge Diagnostics.

     The Company acquired the 49% interest in Cambridge Affiliate for $1.00. The Company is accounting for this investment under the equity method. Pursuant to the series of contracts between Cambridge Affiliate and Cambridge Diagnostics described above and in Note 7, Cambridge Diagnostics and Cambridge Affiliate owe

                        SELFCARE, INC. AND SUBSIDIARIES

Cambridge Biotech royalties ranging from 4% to 6% of certain net sales, as defined. In return for the goods and services provided by Cambridge Diagnostics pursuant to the series of contracts between Cambridge Affiliate and Cambridge Diagnostics described above, Cambridge Affiliate has agreed to pay to Cambridge Diagnostics an aggregate amount equal to its net revenues from sales of the products, less (i) operating expenses attributable to such products (including the royalties that Cambridge Affiliate pays to Cambridge Biotech), and (ii) an amount equal to 10% of such royalty payments payable by Cambridge Affiliate. The additional 10% of royalties deducted is designed to create a retention within Cambridge Affiliate to cover its operating costs. The royalties paid by Cambridge Affiliate to Cambridge Biotech are equal to the royalties owed by Cambridge Biotech to Pasteur Sanofi Diagnostics. Portions of the aggregate amounts payable by Cambridge Affiliate to Cambridge Diagnostics are allocated 75%, 5% and 20% to the manufacturing agreement, the management agreement and the sales agreement, respectively. Royalty payments made by Cambridge Diagnostics to Cambridge Biotech during the years ended December 31, 1995, 1996 and 1997 were approximately $45,000, $56,000 and $86,000, respectively, and Cambridge Diagnostics received approximately $1,914,000, $1,942,000 and $2,513,000 during the years ended December 31, 1995, 1996 and 1997, respectively, from Cambridge Affiliate under the manufacturing agreement. In addition, Cambridge Diagnostics received approximately $128,000, $129,000 and $168,000 from Cambridge Affiliate during the years ended December 31, 1995, 1996 and 1997, respectively, under the management agreement and approximately $510,000, $518,000 and $670,000 from Cambridge Affiliate during the years ended December 31, 1995, 1996 and 1997, respectively, under the sales agreement.

     Cambridge Biotech has since sold its rights under these arrangements to an unrelated party. Certain of the arrangements described above have been contested by certain of the patent holders. To date, the validity of these arrangements has been sustained. If the patent holders ultimately succeed in invalidating these arrangements, Cambridge Diagnostics may lose its ability to use the licenses described above, which may have an adverse effect on the Company.

(13) STOCKHOLDERS' EQUITY

  (a) Stock Option Plans

     In 1992, the Company adopted the 1992 Stock Plan (the 1992 Plan), which provided for granting to directors, officers, employees and consultants of the Company, at the discretion of the Board of Directors, incentive stock options, nonqualified stock options and stock awards for the purchase of up to 10,725,000 shares of Common Stock under terms similar to those in the 1996 Plan, as described below. In June 1996, the Company amended the 1992 Plan to provide that no additional stock options would be granted under the 1992 Plan. As of December 31, 1997, no options to purchase shares of Common Stock remain outstanding.

     In 1994, the Company adopted the 1994 Incentive and Nonqualified Stock Option Plan (the 1994 Plan), which provided for the granting of up to 3,380,000 shares of Common Stock under terms similar to those in the 1996 Plan, as described below. In June 1996, the Company amended the 1994 Plan to provide that no additional stock options would be granted under the 1994 Plan. As of December 31, 1997, no options to purchase shares of Common Stock remain outstanding.

     In 1996, the Company adopted the 1996 Stock Option and Grant Plan (the 1996
Plan). The 1996 Plan may be administered by the Board of Directors or by an Option Committee, as defined (in either case, the Administrator), to grant incentive stock options, nonqualified stock options, restricted stock, unrestricted stock, stock appreciation rights (SAR), performance share awards and dividend equivalent rights. The Company has reserved a total of 1,500,000 shares of Common Stock for future grant under the 1996 Plan. As of December 31, 1997, options to purchase up to 531,408 shares of Common Stock remain outstanding. The key terms of the amended 1996 Plan include the granting of incentive stock options or nonqualified stock options with a term of up to 10 years and the granting of stock appreciation rights, restricted stock, unrestricted stock, performance share awards and dividend equivalent rights. The Plan also provides for option

                        SELFCARE, INC. AND SUBSIDIARIES
grants to nonemployee directors and automatic acceleration of all options and stock appreciation rights upon a change in control.

  (b) Other Stock Options

     On August 15, 1995, the Company entered into a stock option agreement (the Agreement) with the president of the Company. Under the Agreement, the president received an option to acquire 520,000 shares of the Company's Common Stock. The option vests and becomes exercisable, within a two-year period, if a liquidity event, such as an initial public offering or the sale of the Company, occurs; otherwise, the option expires. The exercise price per share is determined by the liquidity price per share. The exercise price per share will decrease $1 for every $1 that the liquidity price per share exceeds $5.38 per share. Accordingly, upon completion of the Company's initial public offering in 1996, the Company recorded a compensation charge of approximately $3,240,000 representing the difference between the exercise price per share and the fair market value per share at the date of vesting.

     On October 17, 1995, the Company entered into stock option agreements with certain officers and key employees granting them options to acquire up to 253,500 shares of Common Stock at an exercise price of $1.54 per share. These shares are exercisable after 10 years of continuous employment or earlier if certain milestones, such as meeting certain financial targets and the effectiveness of an IPO, are achieved. At the date of grant, the fair market value per share of the Company's Common Stock exceeded the exercise price of the options; therefore, the Company recorded deferred compensation of $250,965 related to this difference at the date of grant. Such goals were met in 1996 and, accordingly, the Company fully amortized the deferred compensation in 1996. During the years ended December 31, 1995 and 1996, the Company recorded compensation expense of approximately $52,000 and $199,000, respectively, related to these option grants in the accompanying consolidated statements of operations.

     During the year ended December 31, 1996, the Company recorded compensation expense of approximately $680,000 related to stock options granted to employees that were contingent on certain goals that have now been met. No compensation expense was recorded during 1997 relating to these plans. In accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the Company also recorded compensation expense of $76,000 for options granted to nonemployees in 1996. No compensation expenses relating to nonemployees was recorded during 1997.

     On December 29, 1995, the Company entered into stock option agreements with certain shareholders and officers of Orgenics granting them options to acquire up to 85,800 shares of Common Stock at an exercise price of $3.69 per share. These options vest over a four-year period but were not to be considered granted until the Company's ownership of Orgenics exceeded 51%, which occurred during October 1996. The difference between the exercise price and the fair market value price per share of $1,056,000 is included as a component of the Orgenics purchase price.

                        SELFCARE, INC. AND SUBSIDIARIES

     The following is a summary of all stock option activity during the three years ended December 31, 1997:

                                                                                WEIGHTED
                                                 NUMBER OF                      AVERAGE
                                                  SHARES      OPTION PRICE    OPTION PRICE
                                                 ---------    ------------    ------------
Options outstanding, December 31, 1994.........  1,127,607    $.001- 2.53        $ 1.69
  Granted......................................  2,591,056     .001- 3.69          2.61
  Exercised....................................    (27,300)          2.53          2.53
  Terminated...................................   (308,919)    .001- 2.53          1.26
                                                 ---------    -----------        ------
Options outstanding, December 31, 1995.........  3,382,444     1.15- 3.69          2.41
  Granted......................................    842,292     3.69-15.38         12.58
  Exercised....................................    (51,675)          1.54          1.54
                                                 ---------    -----------        ------
Options outstanding, December 31, 1996.........  4,173,061     1.15-15.38          4.47
  Granted......................................    130,200     9.25-12.38         10.33
  Exercised....................................   (148,898)    1.15- 2.53          1.84
  Terminated...................................     (9,425)    1.54- 2.53          2.41
                                                 ---------    -----------        ------
Options outstanding, December 31, 1997.........  4,144,938    $1.15-15.38        $ 4.75
                                                 =========    ===========        ======
Options exercisable, December 31, 1997.........  2,800,661    $1.15-15.38        $ 2.49
                                                 =========    ===========        ======

                           OUTSTANDING                  EXERCISABLE
                 --------------------------------   --------------------
                             WEIGHTED
                              AVERAGE    WEIGHTED               WEIGHTED
                             REMAINING   AVERAGE                AVERAGE
                 NUMBER OF   CONTRACT    EXERCISE   NUMBER OF   EXERCISE
EXERCISE PRICE    SHARES       LIFE       PRICE      SHARES      PRICE
--------------   ---------   ---------   --------   ---------   --------
 $ 1.15- 1.54      665,877      5.56      $ 1.41      651,577    $ 1.41
   2.27- 2.53    2,032,069      7.23        2.46    1,770,634      2.45
   3.46- 4.62      478,400      7.35        3.83      320,450      3.67
   7.33-10.13      298,892      9.07        8.91       50,500      8.78
  11.88-15.38      669,700      9.16       13.79        7,500     14.42
                 ---------      ----      ------    ---------    ------
                 4,144,938      7.09      $ 4.75    2,800,661    $ 2.49
                 =========      ====      ======    =========    ======

     The weighted average fair value under the Black-Scholes option pricing model of options granted during the years ended December 31, 1995, 1996 and 1997 under these plans is $1.55, $8.76 and $5.33, respectively.

     On December 10, 1996, the Company granted 600,000 options at an exercise price of $13.875 to the president and certain officers and key employees of the Company. The options vest in seven years unless certain performance goals, as defined, are met. In the event that such performance goals are met, the vesting of these options will accelerate.

                        SELFCARE, INC. AND SUBSIDIARIES

     In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, which requires the measurement of the fair value of stock options or warrants to be included in the statement of income or disclosed in the notes to the financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and elect the disclosure-only alternative under SFAS No.
123. The Company has computed the pro forma disclosures required under SFAS No. 123 for stock options and warrants granted after January 1, 1995 using the Black-Scholes option pricing model prescribed by SFAS No. 123. The assumptions used were as follows:

                                                                DECEMBER 31,
                                                      ---------------------------------
                                                       1995         1996         1997
                                                      -------      -------      -------
Risk-free interest rate.............................   6.3%         6.2%         6.0%
Expected dividend yield.............................    --           --           --
Expected lives......................................  5 years      5 years      5 years
Expected volatility.................................    60%          74%          51%

                                                                    DECEMBER 31,
                                                    --------------------------------------------
                                                        1995            1996            1997
                                                    ------------    ------------    ------------
Net loss...........................  As reported    $(10,096,903)   $(28,577,642)   $(24,710,294)
                                     Pro forma..     (11,517,942)    (29,878,119)    (26,269,519)
                                     As
Net loss per share.................  reported...    $      (2.61)   $      (6.00)   $      (3.36)
                                     Pro forma..           (2.98)          (6.27)          (3.56)

     Because the method prescribed by SFAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

  (c) Warrants

     The following is a summary of all warranty activity during the three years ended December 31, 1997:

                                                             NUMBER OF
                                                              SHARES        EXERCISE PRICE
                                                             ---------      --------------
  Warrants outstanding, December 31, 1994..................    892,255       $ 1.54- 2.53
    Granted................................................  1,142,635           --
                                                             ---------       ------------
  Warrants outstanding, December 31, 1995..................  2,034,890         1.54- 2.53
    Granted................................................     54,090          12.88
                                                             ---------       ------------
  Warrants outstanding, December 31, 1996..................  2,088,980         1.54-12.88
    Granted................................................    267,979        11.94-13.96
    Exercised..............................................  1,145,664          2.93
                                                             ---------       ------------
  Warrants outstanding, December 31, 1997..................  1,211,295       $ 1.54-13.96
                                                             =========       ============
  Warrants exercisable, December 31, 1997..................  1,211,295       $ 1.54-13.96
                                                             =========       ============

     Prior to 1996, and as described elsewhere, the Company granted approximately 900,000 warrants related to various financing transactions.

     As discussed in Note 7, on December 31, 1996, the Company entered into agreement with substantially all of the principal noteholders of the Cambridge Diagnostics Notes and fixed the number of shares of Common Stock to be issued at 1,142,635, of which 314,222 will be issued to certain directors and officers of the Company. All such shares of Common Stock will be issued for no additional consideration on the earlier of January 15, 2000 or the date on which a change in control of the Company (as defined) occurs. In addition,

                        SELFCARE, INC. AND SUBSIDIARIES
the Company agreed to issue five-year warrants to purchase an aggregate of 54,090 shares of Common Stock, which are fully exercisable at an exercise price of $12.88 to such holders, of which 14,999 will be exercisable by certain directors and officers of the Company. In accordance with SFAS No. 123, the Company has recorded interest expense of approximately $394,000 related to the grant of these warrants.

     As discussed in Note 15, warrants to purchase 15,401 shares of Common Stock at an exercise price of $12.88 were issued in consideration of the amendment to the EN PLC Notes.

     As discussed in Note 13(f), warrants to purchase 114,628 shares were issued in connection with Series B Preferred Stock issuance.

     As discussed in Note 9, warrants to purchase 137,950 were issued in connection with the Convertible Notes.

  (d) Employee Stock Purchase Plan

     Upon the consummation of the IPO, the Company adopted the Selfcare, Inc. Employee Stock Purchase Plan (the Stock Purchase Plan). The Company has reserved 250,000 shares of Common Stock for issuance under the Stock Purchase Plan. Under the Stock Purchase Plan, eligible employees will be able to purchase shares of the Company's Common Stock at 85% of fair market value, as defined, subject to certain limitations. The Company has issued 23,709 shares under the Stock Purchase Plan as of December 31, 1997.

  (e) Series A Preferred Stock

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

     In October 1996, the Board of Directors adopted a resolution authorizing 10,000 shares of Series A Convertible Preferred Stock, $.001 par value (the Series A Preferred Stock). In October 1996, the Company sold 5,500 shares of Series A Preferred Stock at a price of $1,000 per share to various non-U.S. investors. The net proceeds of such sales of approximately $5,200,000 were used to fund a portion of the Orgenics purchase price. The holders of Series A Preferred Stock generally are entitled to receive cumulative quarterly dividends at the rate of 6% per year and their shares of Series A Preferred Stock will become convertible into shares of the Company's Common Stock in five equal installments over a 120-day period beginning in December 1996. Shares of Series A Preferred Stock are generally convertible at a discount of 14.5% from the average closing bid price per share of the Company's Common Stock for the five trading days prior to their conversion, subject to certain restrictions. Any shares of Series A Preferred Stock not previously converted will automatically convert into shares of the Company's Common Stock on October 15, 1998 at the closing bid price at the time. In 1996 and 1997, all but 400 shares of the Series A Preferred Stock were converted into an aggregate of 530,911 shares of Common Stock. The 400 remaining shares of Series A Preferred Stock will convert into 49,058 shares of Common Stock assuming an average closing market price of $8.73 per share at the time of conversion resulting in a conversion price of $8.75 per share. The Company has accreted dividends of $155,806 as of December 31, 1997 relating to the outstanding shares of Series A Preferred Stock.

  (f) Series B Preferred Stock

     On August 26, 1997, the Company sold to investors in a private placement an aggregate of 8,000 shares of Series B Redeemable Convertible Preferred Stock (the Series B Preferred Stock) and warrants (the

                        SELFCARE, INC. AND SUBSIDIARIES

Warrants) to purchase an aggregate of 114,628 shares of Common Stock (the Warrant Shares) for gross proceeds of $8,000,000. The Series B Preferred Stock accrues a premium of 6% per annum (the Premium) and is convertible into Conversion Shares of Common Stock. The actual number of Conversion Shares issuable upon conversion of the Series B Preferred Stock is equal to the aggregate stated value per share (the Face Value) (i.e., $1,000 per share), plus any accrued but unpaid Premium through the date of such conversion, divided by
(x) if the conversion occurs on or before December 31, 1997, a conversion price of $13.9581 per share (the Fixed Conversion Price), (y) in the case of conversions after December 31, 1997; and before May 24, 1998, a conversion price equal to the lower of the Fixed Conversion Price and the average of the five lowest closing bid prices of the Common Stock during the 30 trading days preceding such conversion (the Variable Conversion Price), and (z) in the case of conversions after May 24, 1998, a conversion price equal to the lower of the Fixed Conversion Price and 95% of the Variable Conversion Price then in effect.

     The Series B Preferred Stockholders may elect to convert Series B Preferred Shares at any time on or after the earlier of (i) the filing of a registration statement (the Registration Statement) registering the Conversion Shares and
(ii) November 24, 1997. After August 26, 1998, the Company may require the conversion of all, but not less than all, of the Series B Preferred Shares, provided that the closing bid prices of the Common Stock are equal to or greater than 200% of the Fixed Conversion Price for 20 consecutive trading days preceding any such conversion. Any unconverted Series B Preferred Stock will automatically convert into shares of Common Stock on August 26, 2000.

     The Series B Shares may also be redeemed under certain circumstances for cash. A holder of Series B Preferred Stock may require the Company to redeem any or all of such holder's Series B Preferred Stock, as defined.

     The Company may also redeem (consisting of at least 50% of the then outstanding Series B Shares) outstanding Series B Preferred Stock at its option, provided that the closing bid prices for any five consecutive trading days is less than $9.00. The Redemption Amount in such case is equal to 115% of the Face Value of the Series B Preferred Stock plus any accrued but unpaid Premium.

     One-half of the Warrants vested immediately while the remaining Warrants vest on August 25, 1998, provided, however, that to the extent any of the Series B Preferred Stock is converted prior to such date, the number of Warrants vesting will be reduced ratably. The Warrants are exercisable at any time after August 25, 1997.

     Both the exercise price and the number of Warrant Shares issuable under the Warrant are subject to antidilution provisions, as defined.

     Upon issuance of the Series B Preferred Stock and the Warrants, the Company allocated $310,045 of the proceeds to the Warrants. Also, pursuant to the conversion terms whereby the Series B Preferred Stockholders have been guaranteed a discount after May 24, 1998, the Company has recorded aggregate accretion of $2,049,545, which represents the maximum guaranteed return available to Series B Preferred stockholders. This accretion was charged directly to accumulated deficit. Due to the redemption provision described above, the Company classified the Series B Preferred Stock outside of stockholders' equity in the accompanying consolidated balance sheets.

(14) INCOME TAXES

     The Company provides for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. Accordingly, a deferred tax asset or liability is determined based on the difference between the financial statement and tax bases of assets and liabilities, as measured by the enacted tax rates expected to be in effect when these differences reverse.

                        SELFCARE, INC. AND SUBSIDIARIES

     The tax provision of $195,872 in the accompanying consolidated statement of operations for the year ended December 31, 1997 relates entirely to current state taxes payable.

     The Company provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting and income tax purposes. The income tax effects of these temporary differences at December 31, 1995, 1996 and 1997 are as follows:

                                                           DECEMBER 31,
                                            -------------------------------------------
                                               1995            1996            1997
                                            -----------    ------------    ------------
Deferred tax assets --
  Nondeductible reserves..................  $    70,000    $    522,000    $    140,000
  Deferred revenue........................      338,000       1,288,000       1,209,000
  Net domestic and foreign operating loss
     and tax credit carryforwards.........    7,800,000      12,382,000      20,089,000
                                            -----------    ------------    ------------
                                              8,208,000      14,192,000      21,438,000
                                            -----------    ------------    ------------
Deferred tax liabilities --
  Depreciation............................  $    (2,000)        (19,000)        (23,000)
  Other temporary differences.............       (3,000)         (2,000)         (2,000)
                                            -----------    ------------    ------------
                                                 (5,000)        (21,000)        (25,000)
                                            -----------    ------------    ------------
Valuation allowance.......................   (8,203,000)    (14,171,000)    (21,413,000)
                                            -----------    ------------    ------------
  Net deferred tax asset..................  $        --    $         --    $         --
                                            ===========    ============    ============

     The Company has available domestic and foreign net operating loss carryforwards of approximately $16,922,000 and $46,717,000, respectively, as of December 31, 1997 and federal research and development credit carryforwards of approximately $65,000 as of December 31, 1997 to reduce future income taxes, if any. These carryforwards expire on various dates through 2012 and are subject to review and possible adjustment by the appropriate taxing authorities.

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

(15) TRANSACTIONS WITH ENVIROMED AND EN PLC LIMITED PARTNERSHIP

     In March 1994, the Company entered into a joint venture agreement with Enviromed for the purpose of distributing diabetes and women's health products in European Union countries. The joint venture activities were to be conducted through a newly formed entity, Selfcare Europe Ltd. (SCE), in which the Company and Enviromed each held 50% equity interests, but for which the Company had sole management responsibility. The capital requirements of SCE were to be funded 75% by Enviromed and 25% by Selfcare, in accordance with the agreed SCE budgets. In connection with the formation of SCE, SCE entered into certain distributorship agreements with Selfcare and affiliates of Enviromed, and Enviromed purchased 593,528 shares of Common Stock in consideration for certain manufacturing rights granted by an affiliate of Enviromed. In June 1995, Selfcare notified Enviromed that Enviromed was in breach of its obligation to make agreed payments to fund SCE's capital needs. In July 1995, Selfcare notified Enviromed that as a result of Enviromed's failure to cure this breach, Enviromed's shares in SCE were deemed to be transferred to Selfcare pursuant to the terms of SCE's charter and the joint venture agreement. For its part, Enviromed informed Selfcare that it denied Selfcare's claims of breach and claimed that Selfcare was in breach of the joint venture agreement in several respects. SCE is currently classified as a wholly owned subsidiary in the Company's

                        SELFCARE, INC. AND SUBSIDIARIES
financial statements (see Note 2). In April 1995, the Company's president resigned as a director of Enviromed and his counterpart at Enviromed resigned as a director of the Company. The Company does not consider SCE to be material to its business or operations.

     In October 1995, EN PLC Limited Partnership (EN PLC) was formed by the Company's president and a group of investors for the purpose of purchasing ordinary shares of Enviromed. As of May 1, 1996, EN PLC had acquired 27.0% of Enviromed's outstanding voting stock. The Company's president shares control of EN PLC's general partner with another individual who is not affiliated with the Company. The Company's president and two Company directors are among EN PLC's limited partners. In October 1996, the Company purchased 200,000 common shares of Enviromed and entered into an agreement with EN PLC (the EN PLC Agreement) pursuant to which the Company purchased 7,961,386 shares of Enviromed held by EN PLC for approximately $3,800,000. As a result of the purchase, along with a subsequent purchase of an additional 100,000 shares of Enviromed, the Company's ownership interest in Enviromed is 28.9%. The Company's purchase price for these shares was based on their quoted market price at the date of the Company's acquisition of such shares from EN PLC. On January 1, 1997, the Company and EN PLC entered into an amendment to the EN PLC Agreement pursuant to which the Company agreed to issue two promissory notes, in principal amounts of approximately $2,800,000 and $1,000,000, respectively. The notes are payable in various installments in 1997 and 1998, plus interest at the prime rate plus 1.5%. In consideration of the amendment, the Company agreed to issue to EN PLC a warrant to purchase 15,401 shares of Common Stock at an exercise price of $12.875 per share. The warrant is exercisable at any time prior to January 1, 2002. In accordance with SFAS No. 123, the Company recorded deferred financing costs of approximately $107,000 in connection with the grant of these warrants.

     On December 12, 1997, certain EN PLC shareholders agreed to exchange their existing promissory notes for new promissory notes, whereby certain January and April 1998 principal payments of approximately $1,600,000 will be convertible into Common Stock if the new notes are not sooner repaid, the terms of the subsequent principal payments remain unchanged. Under the terms of the new promissory notes, the noteholders can convert the new promissory notes, plus accrued interest at an annual rate of 10%, into Common Stock at a conversion price of $7.225. The conversion price represents a 15% discount to the market price on the date the new promissory notes were issued. The noteholders may exercise their conversion right at any time through the maturity date (June 10, 1998), at which time the new promissory notes automatically convert into Common Stock if not repaid prior to such date; holders of the new promissory notes cannot receive cash payments in lieu of conversion. The Company has accounted for this transaction as an early extinguishment of debt and the issuance of two new instruments, the new promissory notes and a forward contract to purchase Common Stock. Accordingly, the Company has recorded the value of the forward contract as a component of stockholder's equity, the new promissory notes at their fair value and an extraordinary loss of $206,000 on the retirement of the original promissory notes.

     Following the Company's acquisition of its ownership interest in Enviromed, the Company has accounted for its investment under the equity method. In the years ended December 31, 1996 and 1997, the Company has recorded a loss of $200,000 and $327,000, respectively, representing the Company's pro rata share of Enviromed's results of operations during the Company's period of ownership.

                        SELFCARE, INC. AND SUBSIDIARIES

(16) FINANCIAL INFORMATION BY GEOGRAPHIC AREA

     Revenues by geographic destination and as a percentage of total revenues for the years ended December 31, 1995, 1996 and 1997 are as follows:

                                                             DECEMBER 31,
                                               ----------------------------------------
                 DESTINATION                      1995          1996           1997
                 -----------                   ----------    -----------    -----------
North America................................  $2,993,249    $11,484,380    $31,870,395
Europe.......................................   1,875,855      4,761,713      8,813,867
South America................................          --        545,000      6,087,000
Africa.......................................      86,400        947,390      2,323,077
Asia.........................................     800,000        585,055      2,428,951
Middle East..................................   1,075,200        356,435        466,201
Other........................................     408,008        382,815        260,880
                                               ----------    -----------    -----------
                                               $7,238,712    $19,062,788    $52,250,371
                                               ==========    ===========    ===========

                                                              DECEMBER 31,
                                                 --------------------------------------
                                                    1995          1996          1997
                                                 ----------    ----------    ----------
North America..................................      41%           60%           61%
Europe.........................................      26            25            17
South America..................................      --            --            12
Africa.........................................       1             5             4
Asia...........................................      11             3             5
Middle East....................................      15             2             1
Other..........................................       6             5            --
                                                    ---           ---           ---
                                                    100%          100%          100%
                                                    ===           ===           ===

     Revenues, net income, and identifiable assets for the Company's United States, Irish, Scottish, Israeli and other European operations are as follows:

     YEAR ENDED           UNITED                                                    OTHER      INTERCOMPANY
    DECEMBER 31,          STATES        IRELAND       SCOTLAND       ISRAEL       EUROPEAN     ELIMINATIONS   CONSOLIDATED
    ------------       ------------   -----------   ------------   -----------   -----------   ------------   ------------
1995 --
  Revenues...........  $  2,302,154   $ 4,187,104   $         --   $        --   $   749,454   $         --   $  7,238,712
                       ============   ===========   ============   ===========   ===========   ============   ============
  Net loss...........    (7,339,808)     (710,400)      (519,661)           --    (1,527,034)            --    (10,096,903)
                       ============   ===========   ============   ===========   ===========   ============   ============
  Identifiable
    assets...........    11,421,961     2,946,355      5,316,234            --     1,941,297     (7,933,499)    13,692,348
                       ============   ===========   ============   ===========   ===========   ============   ============
1996 --
  Revenues...........  $ 10,834,816   $ 4,601,838   $    722,163   $ 2,036,000   $   867,971   $         --   $ 19,062,788
                       ============   ===========   ============   ===========   ===========   ============   ============
  Net loss...........   (16,471,342)     (747,888)    (4,745,715)     (310,000)   (2,249,659)    (4,053,038)   (28,577,642)
                       ============   ===========   ============   ===========   ===========   ============   ============
  Identifiable
    assets...........    41,578,973     3,570,683      9,335,606     8,129,000     2,929,440    (24,454,250)    41,089,452
                       ============   ===========   ============   ===========   ===========   ============   ============
1997 --
  Revenues...........  $ 31,461,946   $ 5,251,109   $  1,317,670   $14,529,000   $ 1,212,754   $ (1,522,108)  $ 52,250,371
                       ============   ===========   ============   ===========   ===========   ============   ============
  Net income
    (loss)...........    (3,309,312)   (2,805,893)   (12,732,821)      812,000    (1,572,003)    (5,102,265)   (24,710,294)
                       ============   ===========   ============   ===========   ===========   ============   ============
  Identifiable
    assets...........   127,016,917     3,414,733     13,300,035    10,239,000     4,103,371    (62,310,362)    95,763,694
                       ============   ===========   ============   ===========   ===========   ============   ============

                        SELFCARE, INC. AND SUBSIDIARIES

(17) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities consisted of the following at December 31, 1996 and 1997:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1996          1997
                                                              ----------    ----------
Compensation and compensation-related.......................  $1,181,337    $1,471,289
Professional fees...........................................     499,174       615,112
Product return reserve......................................   1,183,630       257,042
Advertising and marketing...................................      84,000     1,161,144
Interest payable............................................     150,580     1,448,481
Other.......................................................   2,728,231     3,297,953
                                                              ----------    ----------
                                                              $5,826,952    $8,251,021
                                                              ==========    ==========

(18) VALUATION AND QUALIFYING ACCOUNTS

     The following table sets forth activity in the Company's accounts receivable reserve account:

                                    BALANCE AT                        OTHER       UNCOLLECTIBLE   BALANCE AT
                                   BEGINNING OF   PROVISION FOR   ADDITIONS TO      ACCOUNTS        END OF
                                      PERIOD        BAD DEBT      ALLOWANCES(1)    WRITTEN OFF      PERIOD
                                   ------------   -------------   -------------   -------------   ----------
Year Ended December 31,
  1995...........................     94,190          37,372             --          (38,184)        93,378
  1996...........................     93,378         191,662         51,000          (19,821)       316,219
  1997...........................    316,219         889,043             --          (46,804)     1,158,458

---------------
(1) Additions arising through the acquisition of Orgenics in 1996.

(19) OTHER EVENTS

  (a) Can-Am Acquisition

     On February 18 and 19, 1998, the Company purchased all of the outstanding stock of Can-Am Care Corporation (Can-Am), a distributor of certain diabetes-related home health care products and entered into a new bank lending agreement (Note 19(b)). The aggregate purchase price of $27,900,000 consisted of the following: $13,600,000 in cash, 1,108,333 shares of the Company's stock with a fair value of $10,600,000, a $2,000,000 subordinated note payable by the Company and estimated closing costs of approximately $1,700,000. The Company estimates that the aggregate purchase price will be allocated to the acquired assets and liabilities as follows:

Accounts receivable.....................................  $ 2,812,000
Inventory...............................................    3,766,000
Other current assets....................................      313,000
Fixed assets............................................       32,000
Goodwill................................................   26,900,000
Liabilities assumed.....................................   (5,923,000)
                                                          -----------
                                                          $27,900,000
                                                          ===========

     Of the Company's shares delivered at closing, 284,168 are to be held in escrow until no later than 30 days following the delivery of Can-Am audited financial statements for the year ending December 31, 1998. Pursuant to the terms of the escrow agreement, the Company may file a claim with the escrow agent until this

                        SELFCARE, INC. AND SUBSIDIARIES
time. The purchase price is subject to adjustment if, pursuant to a closing balance sheet audit of Can-Am, the net assets of Can-Am at closing are less than $1,000,000.

     In connection with the purchase of Can-Am, Can-Am's shareholders granted a first right of refusal to the Company to purchase the assets or stock of an entity under common control, A.M.G. Medical, Inc. (AMG). AMG historically performed certain administrative, management and manufacturing functions for Can-Am and concurrent with the purchase of Can-Am, Can-Am and AMG entered into formal management services and supply agreements. Under the terms of the management services agreement, AMG will continue to provide such administrative and management services to Can-Am on an arms-length basis. The management services agreement provides a mechanism to adjust charges for services based on the needs of Can-Am and an arbitration provision in the event the parties can not agree on such charges. Under the terms of the supply agreement, Can-Am must purchase 100% of its lancet product requirements from AMG, unless AMG is unable to meet Can-Am's requirements. Further, Can-Am's president entered into an employment agreement with the Company to continue managing Can-Am for three years at an annual salary of $150,000.

     Both the stock and promissory note issued by the Company are subject to adjustment in certain circumstances. The number of shares issued may be reduced based on the occurrence of certain events, as defined. The principal amount of the promissory note is subject to adjustment based on the performance of the Company's Common Stock. The computation of the ultimate principal due on the maturity date, February 19, 2001, will yield an amount not less than $2,000,000 nor greater than $4,000,000.

(b)  Refinancing

     To fund the cash portion of the purchase price and refinance existing bank debt (see Note 4), the Company entered into a $42,000,000 credit agreement with a new bank. The new credit agreement consists of a $37,000,000 term loan and a $5,000,000 revolving line of credit. Of the proceeds from this term loan, the Company used $32,000,000 to finance the cash portion of the Can-Am purchase price (Note 19(a)) and refinance the existing bank debt (see Note 4). The remaining $5,000,000 was used to repay certain intercompany indebtedness.

     The new credit agreement requires compliance with various financial and nonfinancial covenants for the Company. The primary financial covenants pertain to, among other things, interest coverage, debt services coverage, leverage, and earnings before interest, taxes, depreciation and amortization (EBITDA).

     The term loan and revolving line of credit allow the Company to borrow funds at varying rates, including options to borrow at an alternate base rate, as defined, plus a spread from .25% to 1.75%, or the LIBOR rate plus a spread from 1.75% to 3.00%. The spreads discussed above depend on the Company's ratio of senior funded debt to EBITDA.

     Borrowings are secured by the Company's stock, and the assets of the Company and Can-Am. Borrowings under the revolving line of credit are based on certain percentages of eligible assets, as defined. The Company is required to pay an annual fee of .375% for the unused portion of the revolving line of credit. The revolving line of credit expires on February 18, 2002.

     The Company is required to make quarterly principal payments ranging from $1,300,000 to $1,950,000 through December 31, 2003, with payments of $1,433,333 beginning on June 30, 1998. The Company must also make mandatory prepayments on the term loan if they meet certain cash flow thresholds, sell assets not in the ordinary course of business, issue or sell indebtedness or issue stock, as defined.