Form 10-Q
period 1998-03-31
SELFCARE INC
filed 1998-05-14
CIK 915901

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 For the quarterly period ended
March 31, 1998

                               OR

[   ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 For the transition period from
                _____________ to _______________



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

                         (781) 647-3900
      (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes    X     No  ___

      The number of shares outstanding of the registrant's
      Common Stock as of April 30, 1998 was 11,888,404.


      Transitional Small Business Disclosure Format (check one):

                      Yes            No   X

                         SELFCARE, INC.

                            FORM 10-Q

          For the Quarterly Period Ended March 31, 1998

  This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Operating Results" on page 14 of this Form 10-Q.


                        TABLE OF CONTENTS


 PART I. FINANCIAL INFORMATION

 Item 1. Consolidated Financial Statements:

            a) Consolidated Statements of Operations for the three months ended March 31, 1998 and 1997.

            b)  Consolidated Balance Sheets as of March 31,
                1998 and December 31, 1997.

            c) Consolidated Statements of Cash Flows for the three months ended March 31, 1998 and 1997.

            d)  Notes to Consolidated Financial Statements

 Item  2.  Management's Discussion and Analysis of Financial
 Condition and Results of Operations


 PART II. OTHER INFORMATION

 Item 1. Legal Proceedings

 Item 2. Changes in Securities

 Item 6. Exhibits and Reports on Form 8-K

 SIGNATURES


PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS


                         SELFCARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                      THREE MONTHS ENDED MARCH 31,
                                                      1998                   1997

Net product sales                                 $ 23,984,871            $ 8,757,181
Grants and other revenue                               605,873                337,426
                                                    ----------             ----------

Net revenues                                        24,590,744              9,094,607

Cost of sales                                       16,566,424              5,036,978
                                                    ----------             ----------

 Gross profit                                        8,024,320              4,057,629

Operating Expenses:
Research and development                             1,563,179              3,075,193
Selling, general and administrative                  7,725,248              4,761,458
Noncash compensation charge                                 --                 37,629
                                                    ----------             ----------

 Total operating expenses                            9,288,427              7,874,280
                                                    ----------             ----------

Operating loss                                      (1,264,107)            (3,816,651)
                                                    ----------             ----------
Interest expense, including noncash
 interest expense relating to
 issuance of convertible notes                      (3,409,872)              (605,432)
Interest income                                        181,533                142,975
Equity in net income of affiliate                      108,000                     --
Other income (expense)                               1,469,737               (746,368)
                                                    ----------             ----------
Loss before minority interest and
 dividends and accretion on
 mandatorily redeemable preferred
 stock of a subsidiary                              (2,914,709)            (5,025,476)
Minority interest in subsidiaries'
 loss                                                   36,789                159,540
Dividends and accretion on
 mandatorily redeemable preferred
 stock of a subsidiary                                 (29,083)               (28,179)
                                                    ----------             ----------

 Loss before income taxes                           (2,907,003)            (4,894,115)

Provision for income taxes                              90,000                     --
                                                   -----------             ----------
 Net loss                                         $ (2,997,003)          $ (4,894,115)
                                                    ----------             ----------
Basic and diluted net loss per
common and potential common share                      $(0.29)                $(0.74)
                                                    ----------             ----------
Basic and diluted weighted average
number of common and potential
common shares outstanding                           10,297,174              6,591,261
                                                    ----------             ----------

The accompanying notes are an integral part of these consolidated financial statements

                         SELFCARE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                       MARCH 31,1998       DECEMBER 31,1997
                                                        (UNAUDITED)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                              $ 10,122,182           $ 15,669,898
Accounts receivable, net of allowance for
 doubtful accounts of $968,000 in 1998
 and $1,158,000 in 1997                                  12,744,828              7,232,755
Inventories (Note 3)                                     10,233,800              5,344,531
Notes receivable                                          1,317,613              4,979,232
Prepaid expenses and other current asset                  1,995,170              1,452,855
                                                         ----------             ----------
        Total current assets                             36,413,593             34,679,271

PROPERTY AND EQUIPMENT, NET                              10,137,552             10,508,032
INVESTMENTS IN AFFILIATED COMPANIES                       3,513,609              3,405,609
LOAN TO AFFILIATED COMPANY                                  742,105                742,105
GOODWILL AND OTHER INTANGIBLE ASSETS, NET                74,491,639             43,393,263
OTHER ASSETS                                              3,557,234              3,035,414
                                                         ----------             ----------
        Total assets                                  $ 128,855,732           $ 95,763,694
                                                        ===========             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current portion of notes payable                        16,855,162             20,426,511
 Accounts payable                                        14,226,391              6,079,242
 Accrued expenses and other current
 liabilities                                             10,189,423              8,251,021
 Current portion of deferred revenue                      1,769,907              2,204,159
                                                         ----------             ----------
        Total current liabilities                        43,040,883             36,960,933

LONG-TERM LIABILITIES:
 Deferred revenue, net of current portion                 2,137,393              2,674,971
 Notes payable, net of current portion                   56,034,587             39,476,074
                                                         ----------             ----------
        Total long-term liabilities                      58,171,980             42,151,045

COMMITMENTS AND CONTINGENCIES (Notes 5 through 8 and 11)

MINORITY INTEREST IN SUBSIDIARIES                            64,285                 70,496
                                                         ----------             ----------
MANDATORILY REDEEMABLE PREFERRED STOCK OF A
 SUBSIDIARY                                               1,897,110              1,868,027
                                                         ----------             ----------
SERIES B CONVERTIBLE PREFERRED STOCK, $.001 PAR VALUE     8,171,398              9,272,508
 Issued -- 8,000 shares, outstanding -- 7,050 in 1998    ----------             ----------
 and 8,000 in 1997

STOCKHOLDERS' EQUITY:
 Series A Preferred Stock, $.001 par value -
  Issued and outstanding - 0 in 1998 and 400
  in 1997                                                        --                     --
 Common Stock, $.001 par value -
  Authorized - 40,000,000 shares
  Issued -11,716,801 and  9,681,389 shares in
  1998 and 1997, respectively                                11,717                  9,681
 Additional paid-in capital                              92,557,717             75,753,699
 Less-Treasury stock, at cost, 187,921 and
  32,197 shares in 1998 and 1997,
  respectively                                           (1,710,304)              (211,460)
 Accumulated deficit                                    (73,180,509)           (70,183,506)
 Cumulative translation adjustment                         (168,545)                72,271
                                                         ----------             ----------
        Total stockholders' equity                       17,510,076              5,440,685
                                                         ----------             ----------
        Total liabilities and stockholders' equity    $ 128,855,732           $ 95,763,694
                                                        ===========             ==========

The accompanying notes are an integral part of these consolidated financial statements

                         SELFCARE INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                               THREE MONTHS ENDED MARCH 31,
                                                              1998                      1997
                                                           ----------                ----------

    Cash Flows From Operating Activities:

     Net loss                                             $ (2,997,003)              $ (4,894,115)
     Adjustments to reconcile net loss to net
     cash used in operating activities:
      Dividends and accretion on preferred stock
      of a subsidiary                                           29,083                     28,179
      Dividends accrued on Series A preferred
      stock                                                         --                    (23,865)
      Amortization of original issue discounts on
      convertible notes                                      1,171,685                         --
      Non-cash income related to treasury stock
      received in settlement of lawsuit                     (1,498,844)                        --
      Compensation expense related to issuance of
      common stock options                                          --                     37,629
      Amortization of deferred revenue                        (614,730)                  (348,801)
      Depreciation and amortization                          2,053,688                    799,823
      Equity in net income of affiliate                       (108,000)                       --
      Minority interest in subsidiaries' loss                  (36,789)                  (159,540)
      Changes in assets and liabilities:
       Accounts receivable                                  (5,554,016)                (2,135,526)
       Inventories                                          (5,017,676)                  (265,219)
       Prepaid and other current assets                       (862,934)                  (442,575)
       Accounts payable                                      8,168,052                  1,531,288
       Accrued expenses and other current
       liabilities                                           2,047,521                  1,072,621
                                                            ----------                 ----------
           Net cash used in operating activities            (3,219,963)                (4,800,101)
                                                            ----------                 ----------
    Cash Flows From Investing Activities:
     Purchases of property and equipment                      (392,320)                (2,121,026)
     Cash paid for acquisition of Can-Am Care
     Corporation                                           (13,600,000)                        --
     Cash paid for purchase of USB '93 Technology
     Associates Limited Partnership                           (360,000)                        --
     Cash paid for investment in Orgenics Ltd.                 (60,328)                        --
     Cash paid for purchase of Nutritional
     Supplement Lines                                               --                (30,983,869)
     Increase in other assets                                 (212,196)                  (239,964)
                                                            ----------                 ----------
           Net cash used in investing activities           (14,624,844)               (33,344,859)
                                                            ----------                 ----------
    Cash Flows From Financing Activities:
     Cash paid for deferred financing costs                 (1,874,942)                        --
     Net proceeds from issuance of common stock                540,732                 16,242,716
     Proceeds from borrowings under notes
     payable                                                38,390,763                 30,882,167
     Repayments of notes payable                           (24,617,688)                  (235,707)
     Cash loaned to affiliated company                              --                   (327,120)
                                                            ----------                 ----------
           Net cash provided by financing activities        12,438,865                 46,562,056
                                                            ----------                 ----------
    Foreign Exchange Effect on Cash and Cash
    Equivalents                                              (141,774)                    608,398
    Net Increase (Decrease) in Cash and Cash               ----------                  ----------
    Equivalents                                            (5,547,716)                  9,025,494
    Cash and Cash Equivalents, beginning of
    year                                                   15,669,898                  16,458,654
                                                           ----------                  ----------
    Cash and Cash Equivalents, end of period             $ 10,122,182                $ 25,484,148
                                                           ==========                  ==========
    Supplemental Disclosures of Cash Flow
    Information:
    Cash paid for -
    Interest                                                $ 892,135                   $ 413,529
                                                           ==========                  ==========
    Income taxes                                            $ 258,814                   $   1,000
                                                           ==========                  ==========


The accompanying notes are an integral part of these consolidated financial statements



                 SELFCARE, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1) Basis of Presentation of Financial Information

  The accompanying consolidated financial statements of Selfcare, Inc. and its subsidiaries (the "Company" or "Selfcare") are condensed and unaudited. In the opinion of management, the unaudited, condensed, consolidated financial statements contain all adjustments considered normal and recurring necessary for their fair presentation. Interim results are not necessarily indicative of results to be expected for the year. These interim financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of operations, financial position, and cash flows of the Company, in conformity with generally accepted accounting principles. The Company filed audited consolidated financial statements, which included information and footnotes necessary for such presentation for the year ended December 31, 1997 on Form 10-KSB. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the period ended December 31, 1997 included on Form 10-KSB filed with the Securities and Exchange Commission.

2) Cash and Cash Equivalents

  The Company considers all highly liquid cash investments with maturities of three months or less at the date of acquisition to be cash equivalents. At March 31, 1998, the Company's cash equivalents consisted of repurchase agreements and money market funds. The Company follows the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". As of December 31, 1997 and March 31, 1998, all of the Company's cash equivalents are classified as held to maturity and carried at amortized cost.

3) Inventory

  Inventory is comprised of the following:

                            March 31, 1998    December 31, 1997
                             (unaudited)

Raw materials                  $    3,388,676      $   3,006,076
Work in-process                       659,045            405,404
Finished goods                      6,186,079          1,933,051
                               --------------     --------------
                               $   10,233,800      $   5,344,531
                               ==============     ==============

4) Non recurring, non-cash income and expenses

  For the three months ended March 31, 1998, the Company recognized $1.5 million of non-cash income related to 155,724 shares of the Company's Common Stock received into treasury in connection with the settlement agreement dated March 6, 1998 by and between the Company, Trinity Biotech PLC, Flambelle Limited and Eastcourt Limited (the "Settlement Agreement"). See Note 9 and Legal Proceedings below for more information on the Settlement Agreement. Also, for the three months ended March 31, 1998, the Company recognized $1.2 million of non-cash interest expense for the amortization of the original issue discount on convertible notes.

  For the three months ended March 31, 1997, the Company recorded an unrealized loss of $719,000 related to foreign currency translation of intercompany balances. Also, for the three months ended March 31, 1997, the amortization of expenses pertaining to the grant of certain stock options was $38,000.

5) Series B Preferred Stock

 On August 26, 1997, the Company sold to investors in a private placement an aggregate of 8,000 shares of Series B Redeemable Convertible Preferred Stock, par value $.001 per share, of the Company (the "Series B Shares") and warrants (the "Warrants") to purchase an aggregate of 114,628 shares of Common Stock (the "Warrant Shares") to Capital Ventures International, C.C. Investments LDC and Proprietary Convertible Investment Group, Inc. (the "Series B Preferred Stockholders") for gross proceeds of $8.0 million. Each Series B Share accrues a premium of 6% per annum (the "Premium") and is convertible into shares (the "Conversion Shares") of Common Stock. The actual number of Conversion Shares issuable upon conversion of a Series B Share is equal to the aggregate stated value per share (the "Face Value") (i.e., $1,000 per share), plus any accrued but unpaid Premium through the date of such conversion, divided by (x) if the conversion occurs on or before December 31, 1997, a conversion price of $13.9581 per share (the "Fixed Conversion Price"), (y) in the case of conversions after December 31, 1997, and before May 24, 1998, a conversion price equal to the lower of the Fixed Conversion Price and the average of the five lowest closing bid prices of the Common Stock during the thirty trading days preceding such conversion (the "Variable Conversion Price"), and
(z) in the case of conversions after May 24, 1998, a conversion price equal to the lower of the Fixed Conversion Price and 95% of the Variable Conversion Price then in effect.

 The Series B Preferred Stockholders may elect to convert Series B Shares at any time on or after the earlier of (i) the filing of a registration statement (the "Registration Statement") registering the Conversion Shares and (ii) November 24, 1997. After August 26, 1998, the Company may require the conversion of all, but not less than all, of the Series B Shares, provided, that the closing bid prices of the Common Stock are equal to or greater than 200% of the Fixed Conversion Price for twenty consecutive trading days preceding any such conversion. Any unconverted Series B Shares will automatically convert into shares of Common Stock on August 26, 2000. As of March 31, 1998, 950 Series B Shares have been converted to 115,552 shares of Common Stock.

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

 The Company may also redeem outstanding Series B Shares (consisting of at least 50% of the then outstanding Series B Shares) at its option, provided, that the closing bid prices for any five consecutive trading days is less than $9.00. The Redemption Amount in such case is equal to 115% of the Face Value of the Series B Shares plus any accrued but unpaid Premium.

 One-half of the Warrants vested immediately while the remaining Warrants vest on August 25, 1998; provided, however, that to the extent any of the Series B Shares are converted prior to such date, the number of Warrants vesting will be reduced ratably. The Warrants are exercisable at any time until August 25, 2000.

 Both the exercise price and the number of Warrant Shares issuable under the Warrant are subject to anti-dilution provisions, as defined.

 Upon issuance of the Series B Shares and Warrants, the Company allocated $310,045 of the proceeds to the Warrants. Also, pursuant to the conversion terms whereby the Series B Preferred Stockholders have been granted a discount after May 24, 1998, the Company has recorded aggregate accretion of $2,049,545, which represents the maximum guaranteed return available to Series B Preferred Stockholders. The accretion was charged directly to the accumulated deficit in 1997. Due to the redemption provision described above, the Company classified the Series B Shares outside the stockholders' equity in the accompanying consolidated balance sheets.

6) Subordinated Revenue Royalty Notes

  At closings held in June and July 1997, the Company sold Subordinated Revenue Royalty Notes (the "Royalty Notes") having an aggregate issue price of $7,500,000. Each Royalty Note entitles the registered holder thereof (each, a "Royalty Noteholder") to payments relating to net revenues of the Company and certain related entities during each fiscal quarter the Note is outstanding, which payments are pro rated with respect to the number of days the Royalty Note is outstanding during such fiscal quarter (each, a "Royalty Payment"). The Company is obligated to make Royalty Payments until the total amount of Royalty Payments equals four times the total issue price of the Royalty Notes (the "Total Repayment Amount"). In addition, the Company may elect to prepay the Royalty Notes, as described below.

  The quarterly Royalty Payment for each $25,000 of issue price will equal the greater of (i) 0.005% of net revenues of the Company and certain related entities during such fiscal quarter and (ii) $1,300. Until the Total Repayment Amount has been paid, the Company will pay Royalty Payments as to each Royalty Note as follows: (i) the first payment will be made on or before the forty-fifth day after the closing of the fourth full fiscal quarter during which such Royalty Note is outstanding and will cover Royalty Payments for such fiscal quarter and the prior fiscal quarters during which such Royalty Note was outstanding; provided, however, that the aggregate Royalty Payments to be made at such time shall not be less than $6,000; and (ii) the Royalty Payment for each subsequent fiscal quarter will be made on or before the forty-fifth day after the closing of such fiscal quarter. Based on the estimated repayment schedule, the Company imputed an interest rate of 23.3% and recorded interest expense of $468,000 in the three months ended March 31, 1998.

  If the Company elects to prepay the amount due under the Royalty Notes or if an Event of Default (as defined below) is not cured within 30 days after notice to the Company, the Company will pay an amount equal to the greater of (i) 1.5 times the issue price of the Royalty Notes minus all Royalty Payments made by the Company prior to the date of payment (but excluding any amount paid as Late Payment Interest, as defined below) or (ii) an amount equal to the issue price of the Royalty Notes plus an annualized internal rate of return on the issue price equal to 30% calculated from the issue date of the Royalty Notes to the date of payment, minus all Royalty Payments made by the Company prior to the date of payment (but excluding any amount paid as Late Payment Interest).

  The Royalty Notes will bear interest only in the event of a late Royalty Payment, an Event of Default or a prepayment. If a Royalty Payment is not made within 45 days of the end of the relevant fiscal quarter, the overdue amount will accrue interest ("Late Payment Interest") at the rate of 18% per annum, compounded daily, accruing from the date such Royalty Payment was due to the date the Royalty Payment, including accrued interest thereon, is made. Any such accrued interest will be payable on demand.

  U.S. Boston Capital Corporation ("U.S. Boston Capital") acted as placement agent for the offering of the Royalty Notes. As compensation for its services as placement agent, U.S. Boston Capital received a cash commission of $600,000, which the Company recorded as deferred financing costs and will amortize over the estimated 14-year life of the Notes. U.S. Boston Capital was also reimbursed for the fees and disbursements of its counsel and received a non-accountable expense allowance of $5,000. Willard
L. Umphrey, a Director of the Company, is Chairman, President, Treasurer and a Director of U.S. Boston Capital.

7) Senior Subordinated Convertible Notes

 At a closing on October 28, 1997, the Company sold in a private placement Senior Subordinated Convertible Notes (the "Convertible Notes") having an aggregate face value of $10,000,000 and warrants (the "Convertible Notes Warrants") to purchase up to 106,700 shares of Common Stock to two institutional investors for gross proceeds of $10,000,000.

 The principal of the Convertible Notes is payable on October
28, 2002. The unpaid principal of each Convertible Note accrues interest at the rate of 16% per year payable in cash until the later of (i) the date of filing of a registration statement (the "Notes Registration Date") covering the shares of Common Stock underlying the Convertible Notes and the Convertible Notes Warrants (the "Registrable Securities"), and (ii) April 25, 1998 (the "Variable Conversion Date"). A registration statement on Form S-3 covering said shares of Common Stock was filed on February 3, 1998. Thereafter, interest on the unpaid principal accrues at the rate of 8% per year payable in cash or, at the Company's option subject to certain conditions, shares of Common Stock calculated at a price per share equal to 95% of the Recent Market Price. The "Recent Market Price" as of any date is the lowest market price at which shares of Common Stock traded at any time during the five trading days immediately preceding such date. During the occurrence of an Event of Default (discussed below), the outstanding principal amount and accrued but unpaid interest will accrue interest at a rate of the lower of the Citibank Prime Rate per year plus 8% and the highest rate permitted by law.

 The holder of each Convertible Note may convert all or a portion of such Convertible Note into shares of Common Stock prior to October 28, 2002. Each Convertible Note converts at a conversion price per share equal to the lesser of: (i) 125% of the Recent Market Price as of October 27, 1997, as of Variable Conversion Date or (if later) as of the Notes Registration Date, whichever is least (the "Ceiling Price"), and (ii) the Recent Market Price as of the date on which the conversion notice is sent. Notwithstanding the above, the holder of a Convertible Note may on any date elect to fix permanently with respect to all or a portion of the Convertible Note the conversion price per share in effect on such date, in which event the Convertible Note (or portion thereof) must be converted within 90 days thereafter. The Company may block any conversion if the per share conversion price is less than 60% of the Ceiling Price by offering to redeem for cash the Convertible Note (or portion thereof) that the holder thereof would otherwise have converted for a price equal to the fair market value of the shares of Common Stock that would have been issued plus accrued interest on the Convertible Note (or portion thereof) so redeemed.

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

 The Convertible Notes Warrants may be exercised in whole or in part from time to time until October 28, 2002. The exercise price per share of each Convertible Notes Warrant equals the Recent Market Price as of October 27, 1997, the Variable Conversion Date and (if later) the Notes Registration Date, whichever is lowest. Notwithstanding the foregoing, the holder of a Convertible Notes Warrant may elect a cashless exercise of such Convertible Notes Warrant.

 The number of shares of Common Stock issuable upon conversion of the Convertible Notes and exercise of the Convertible Notes Warrants, and the conversion price and exercise price, respectively, thereof, are subject to anti-dilution provisions, and may be adjusted, among others, upon (i) the issuance of stock dividends, or the occurrence of stock splits, reclassifications, recapitalizations, or similar events; (ii) any consolidation, merger, reorganization or similar fundamental restructuring; or
(iii) the issuance of shares of Common Stock or convertible securities for consideration below a specified discount below the market price of the Common Stock.

 Shoreline Pacific Institutional Finance, the Institutional Division of Financial West Group ("Shoreline"), acted as placement agent for the offering of the Convertible Notes and the Convertible Notes Warrants. As compensation for its services as placement agent, Shoreline received a cash commission of $500,000, representing 5% percent of the gross proceeds of the offering. In addition, the Company issued four warrants to purchase up to an aggregate of 31,250 shares of Common Stock with substantially the same terms as the Convertible Notes Warrants to certain designees of Shoreline (the "Shoreline Warrants"). The Company recorded both the commission and the value of the Shoreline Warrants ($600,000) as deferred financing costs. Such costs are included as a component of other assets and are being amortized over the life of the Convertible Notes.

 Upon issuance of the Convertible Notes and Convertible Notes Warrants, the Company allocated $662,657 of the proceeds to the Convertible Notes Warrants and is amortizing the related original issuance discount over 180 days, the point at which the Company selected as the Variable Conversion Date. Also, pursuant to the conversion terms whereby the Convertible Noteholders were guaranteed a discount after the 180th day, the Company has recorded an original issue discount of $1,185,864, which represented the maximum guaranteed return available to the Convertible Noteholders on the issuance date. This portion of the original issuance discount is also being amortized over 180 days. The amortization of the aggregate original issuance discount was $497,703 in 1997 and $1,057,162 in the three months ended March 31, 1998. The company will amortize the remaining $293,656 in April 1998.

 8) Acquisition of Can-Am Care Corporation

 On February 18, 1998, the Company's subsidiary, Selfcare Consumer Products, Inc. ("SCPI") acquired Can-Am Care Corporation ("Can-Am"), a leading supplier of diabetes care products, for approximately $27.9 million, consisting of $13.6 million in cash, notes in the aggregate principal amount of $2 million (subject to potential premiums of up to an additional $2 million in the aggregate based upon increases in the price of the Company's common stock during the term of the Notes) and approximately 1.1 million shares of the Company's Common Stock. Can-Am sells insulin syringes, blood lancets, glucose tablets and specialty skin creams to pharmacies across the United States. Can-Am's revenues for the fiscal year ended May 31, 1997 were approximately $25.9 million. Upon the closing of the acquisition, Mr. Robert Oringer, President of Can-Am, became a member of the Company's Board of Directors and continued as President of Can-Am. Of the amounts set forth above, Mr. Oringer received from the Company 277,083 shares of the Company's Common Stock and a Non-Negotiable Note, maturing February 18, 2001, in the principal amount of $500,000, bearing interest at an annual rate of 6%.

 In connection with the acquisition, Can-Am entered into a Supply Agreement with AMG Medical, Inc. ("AMG") whereby Can-Am agreed, with certain exceptions, to purchase 100% of its requirements for monolet-compatible lancets from AMG for so long as Can-Am is in the business of selling monolet compatible lancets. In addition, Can-Am entered into a Management Services Agreement with AMG whereby AMG will provide labor, office space, office related services and insurance to Can-Am for a term of five years. Under the Management Services Agreement, Can-Am will pay AMG a fixed fee to cover the costs of office space, tax, heating, maintenance and insurance costs associated therewith, office expenses and telephone and computer equipment and access expenses ("Fixed Fee"); a variable fee to cover the costs of salaries, overtime pay, bonuses and related compensation of employees providing services to Can-Am ("Variable Fee"); and the costs of all direct expenses incurred by AMG, including supply expenses, postage costs, printing costs, and other miscellaneous charges and expenses ("Direct Expenses"). During the first year of the term of the Management Services Agreement, the Fixed Fee will be $112,800. This fixed Fee will increase by 5% annually and is subject to change after renegotiation based upon changes in the scope of services required by Can-Am. The variable Fee is based on the actual salaries paid by AMG to the AMG employees providing services to Can-Am and the percentage of their time such employees devote to providing services to Can-Am. The Direct Expenses are based on the actual costs AMG incurs.

 To fund the cash portion of the purchase price, the Company and SCPI entered into a $42 million credit agreement with The Chase Manhattan Bank ("Chase"). The new credit agreement consists of a $37 million term loan and a $5 million revolving line of credit. Of the proceeds from this term loan, SCPI used $35.6 million to finance the cash portion of the Can-Am purchase price and to refinance the existing bank debt with Fleet National Bank ("Fleet"). SCPI will use the remaining availability under the new credit facility to fund working capital.

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

 Borrowings are secured by SCPI's stock, and the assets of SCPI, Can-Am and the Company and its subsidiaries. Borrowings under the revolving line of credit are based on certain percentages of eligible assets, as defined. SCPI is required to pay an annual fee of .375% for the unused portion of the revolving line of credit. The revolving line of credit expires on February 18, 2002.

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

9) Agreement with Flambelle Limited and Eastcourt Limited

  Trinity Biotech plc ("Trinity") and Eastcourt Limited ("Eastcourt") have filed Schedule 13Ds with the Securities and Exchange Commission (the "Commission") stating that Enviromed plc sold the Company's Common Stock held of record by Enviromed to Flambelle Limited ("Flambelle"), a wholly-owned subsidiary of Trinity, and Eastcourt, an entity owned 50% each by Enviromed and Flambelle, on August 28, 1996. On November 1, 1996, Enviromed announced that it had disposed of its holding of shares of Eastcourt to Flambelle for consideration of $1.25 million. In December 1996, Eastcourt filed a Schedule 13D/A and Trinity and Flambelle filed a joint Schedule 13D with the Commission. On February 12, 1997 Flambelle and Eastcourt commenced a lawsuit against the Company in the United States District Court for the District of Massachusetts, seeking a declaratory judgment that Flambelle and Eastcourt own the Common Stock held of record by Enviromed plc and damages for alleged breach of a registration rights agreement. As of March 6, 1998, the Company entered into a settlement agreement with Trinity and Flambelle whereby the parties agreed that Flambelle shall have title to 80% of the shares of Selfcare stock in dispute, amounting to 622,898 shares of the Company's Common Stock, and Selfcare shall have title to 20% of said shares, amounting to 155,724 shares of its Common Stock. Replacement stock certificates have been issued and the lawsuit has been dismissed with prejudice. Of the original 778,622 disputed shares, 185,094 shares were issued in connection with the acquisition of certain manufacturing rights. The value of such shares have been expensed in the Company's historical financial statements. Accordingly, the Company has recorded the fair value of the shares recovered as part of this settlement agreement, $1.5 million, as a component of other income in the accompanying consolidated statements of operations

10) Purchase of interests in USB '93 Technology Associates
Limited Partnership

  On March 31, 1998, the Company finalized an agreement with of USB `93 Technology Associates Limited Partnership ("the Partnership"), whereby the Company agreed to purchased the interests of the Partnership, effective February 25, 1998, for an aggregate purchase price of $4.9 million, payable in (i) 487,017 shares of the Company's Common Stock and (ii) $360,000 in cash. At the time of the purchase, the Partnership's assets consisted primarily of a core immuno-assay technology.

  The Company has reduced the value of the intangible asset on its consolidated balance sheets at March 31, 1998 by $397,000, representing the amount of unrecognized deferred revenue related to the Company's sale of the technology to the Partnership in December 1993. The intangible asset will be amortized over its estimated useful life of 15 years. As a result of this transaction, the Company will no longer pay royalties to the partnership of 1.5% of product sales, which were due pursuant to a license and development agreement dated December 30, 1993.

  The Company paid a solicitation fee of $98,516 to U.S. Boston Capital Corporation ("U.S. Boston Capital") in connection with the transaction. Willard L. Umphrey, a Director of the Company, is Chairman, President, Treasurer and a Director of U.S. Boston Capital.

11) Abbott Laboratories v. Selfcare, Inc. and Princeton
BioMeditech Corporation

  On April 22, 1998, Abbott Laboratories ("Abbott") served process on the Company and Princeton BioMeditech Corporation ("PBM"), which manufactures certain products for the Company, in an action filed in the United States District Court for the District of Massachusetts ("District Court"), asserting patent infringement arising from the Company and PBM's manufacture, use and sale of products that Abbott claims are covered by one or more of the claims of U.S. Patent Nos. 5,073,484 and 5,654,162 (the "Patents") to which Abbott asserts that it is the exclusive licensee. Abbott claims that certain Selfcare products relating to pregnancy detection and ovulation prediction infringe the Patents. Abbott is seeking an order finding that the Company and PBM infringe the Patents, an order preliminarily and permanently enjoining the Company and PBM from infringing the Patents, compensatory damages to be determined at trial, treble damages, costs, prejudgment and postjudgment interest on Abbott's compensatory damages, attorneys' fees, and a recall of all existing Company or PBM products found to infringe the Patents. The Company intends to defend this litigation vigorously. A final ruling against the Company could have a material adverse impact on sales, operations and financial performance.

12) Net Loss per Common Share.

  In February 1997, the Financial Accounting Standards Board
(FASB) issued SFAS No. 128, "Earnings per Share", which established new standards for calculating and presenting earnings per share.
This standard is effective for periods ending after December 15, 1997, with earlier application not permitted. These condensed financial statements have been prepared and presented based on the new standard. Prior period amounts have been restated to conform to the current presentation. Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share for the periods presented is the same as basic net loss per share since the inclusion of the potential common stock equivalents would be antidilutive.

13) Comprehensive Income

  The Company adopted SFAS 130, "Reporting Comprehensive Income", effective January 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. The Company's only item of other comprehensive income relates to foreign currency translation adjustments, and is presented separately on the balance sheet as required. If presented on the statement of operations for the three months ended March 31, 1998, comprehensive income would be approximately $241,000 less than reported net income, due to foreign currency translation adjustments.



     ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

  Selfcare, Inc. (the "Company" or "Selfcare") is engaged in the development, manufacture, and marketing of self-test diagnostic products for the diabetes, women's health and infectious disease markets, as well as the marketing of nutritional supplement products, several of which are targeted primarily at the women's health market. The Company's existing and planned products are targeted at the two largest existing markets for self-care diagnostics, diabetes management and women's health, as well as the emerging market for self-tests for infectious diseases and agents, including human immunodeficiency viruses ("HIV"). An important part of the Company's business strategy is to enter into strategic alliances, joint ventures and licensing arrangements with third parties, primarily medical products companies, for the development, manufacture, and distribution of certain products. The Company is also pursuing a strategy of selective acquisitions of companies, assets and technologies, which it believes, will enhance its ability to deliver innovative diagnostic products to the marketplace at a low cost.

RESULTS OF OPERATIONS

  Net Revenues. Net revenues increased $15.5 million, or 170%, to $24.6 million for the three months ended March 31, 1998 from $9.1 million for the three months ended March 31, 1997. The most significant increase is attributed to the Company's diabetes business, which commenced shipments to LifeScan, Inc., a subsidiary of Johnson & Johnson ("LifeScan") in December 1997 and had revenues of $10.5 million in the three months ended March 31, 1998. The Company's principal product for the diabetes market is an electrochemical, biosensor-based blood glucose monitoring system being distributed by LifeScan, known as FastTakeTM. The FastTake system consists of an instrument, referred to as a meter, and a disposable test strip. Also, on February 18, 1998, the Company's subsidiary SCPI acquired Can-Am Care Corporation ("Can-Am"), a leading supplier of diabetes care products. Approximately $4.0 million of the increase in net revenues is attributed to net sales of nutritional supplements in the three months ended March 31, 1998 as compared to the period of February 19 to March 31, 1997. The Company acquired the line of nutritional supplements on February 19, 1997.

  Gross profit. Gross profit increased by $4.0 million or 98% to $8.0 million for the quarter ended March 31, 1998 from $4.0 million for the quarter ended March 31, 1997. Gross profit as a percentage of net revenues decreased to 33% for the three months ended March 31, 1998 from 45% of net revenues for the three months ended March 31, 1997. The increase in the absolute amount of gross profit dollars was derived from net sales of the nutritional supplements and Can-Am's diabetes products. The decrease in gross profit as a percentage of net revenues was due to large shipments of FastTake meters, which are sold at the Company's cost. The Company expects that the blended gross profit will improve as volumes of test strips for the FastTake system increase.

  Research and Development Expense. Research and development expense decreased by $1.5 million or 49% for the three months ended March 31, 1998 to $1.6 million from $3.1 million for the three months ended March 31, 1997. The decrease was primarily due to the transition of the FastTake system from research and development into production. The Company expects to continue to spend significant amounts on research and development throughout 1998 and although the Company does not expect 1998 research and development expenditure to be as high as research and development expenditure in 1997, it is expected to be at a higher level than for the three months ended March 31, 1998.

  Selling, General, and Administrative Expense. Selling, general, and administrative expense increased $3.0 million or 62% to $7.7 million for the three months ended March 31, 1998 from $4.7 million for the three months ended March 31, 1997. The increase was primarily attributable to increased spending on marketing of the nutritional supplements and to the selling, general and administrative expenses of Can-Am, which was acquired on February 18, 1998. Amortization of goodwill and intangible assets resulting from the acquisition of the nutritional supplement lines, Can-Am, and Orgenics, Ltd accounted for $677,000 of the increase. Selling, general and administrative expense, as a percentage of net revenues, decreased to 31% of net revenues during the three months ended March 31, 1998 as compared to 52% of net revenues for the same period in 1997.

  Interest and Other Income (Expense). For the three months ended March 31, 1998 the Company incurred $3.4 million in interest expense compared to $600,000 for the three months ended March 31, 1997. For the three months ended March 31, 1998, the Company recognized $1.2 million of non-cash interest expense for the amortization of the original issue discount on convertible notes, predominately related to the Senior Subordinated Convertible Notes (See Note 7). For the three months ended March 31, 1998, the Company recognized $1.5 million of non-cash income related to 155,724 shares of the Company's Common Stock received into treasury in connection with the settlement agreement dated March 6, 1998 by and between the Company, Trinity Biotech PLC, Flambelle Limited and Eastcourt Limited (the "Settlement Agreement"). See Note 9 of the "Notes to Consolidated Financial Statements" above and Legal Proceedings below for more information on the Settlement Agreement.

  Dividends and accretion on mandatorily redeemable preferred stock of a subsidiary and Minority Interest. The Company's subsidiary in Inverness, Scotland accrued $29,000 for the three months ended March 31, 1998, representing a 6% dividend payable and accretion on the outstanding cumulative redeemable preference shares, as compared to $28,000 for the three months ended March 31, 1997. Minority interest in certain of the Company's subsidiaries was $37,000 for the three months ended March 31, 1998 as compared to $160,000 for the three months ended March 31, 1997.

  Foreign Currency Translation. Fluctuations in foreign currency did not significantly impact revenue performance measured in U.S. dollars for the three months ended March 31, 1998. Substantially all of the Company's foreign sales are paid in the functional currency of the selling entity. The Company recorded an unrealized loss of $719,000 for the three months ended March 31, 1997 related to foreign currency translation of intercompany balances.

  Net Loss. For the three months ended March 31, 1998, the Company had a net loss of $3.0 million or ($0.29) per common and potential common share compared to a net loss of $4.9 million or ($0.74) per common and potential common share for the three months ended March 31, 1997. The results for the three-month periods ending March 31, 1997 and March 31, 1998 included significant non-recurring, non-cash charges and income as detailed above.

  For the three months ended March 31, 1998, earnings before interest, taxes, depreciation and amortization ("EBITDA") before non-recurring, non-cash charges was $175,000 or $0.02 per common and potential common share compared to a loss of $3.3 million or ($0.50) per common and potential common share for the three months ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has financed its operations primarily through the funds it has received in connection with its initial public offering, a follow-on public offering, funds received in connection with the alliance with LifeScan, private placements of debt and equity securities, bank loans and lines of credit, capital lease obligations, cash from product sales and grants from government development agencies.

  At March 31, 1998, the Company had cash and cash equivalents of $10.1 million, a $5.5 million decrease from December 31, 1997. The net cash used in operating activities in the three months ended March 31, 1998 was $3.2 million due largely to net losses of $3.0 million. However, the net loss includes non-cash charges and income described above. Other uses of cash in operating activities included increases in both accounts receivable and inventory of $10.6 million, of which $6.5 million is due to the
acquisition of Can-Am.   The remainder of the increase reflects
the Company's increase in sales. Prepaid and other current assets increased $863,000. Cash was provided for operations in part by an increase in accounts payable, accrued expenses, and other current liabilities of $10.2 million. During the three months ended March 31, 1998, the Company used $392,000 to purchase property and equipment.

  During the three months ended March 31, 1998, the Company received proceeds of $38.4 million from Chase. The Company used the majority of the proceeds to finance the cash portion, $13.6 million, of the Can-Am purchase price and to refinance the existing bank debt, $22.0 million, with Fleet (See Note 8 of the "Notes to Consolidated Financial Statements" above). Also, the Company also paid $1.9 million in deferred financing costs, primarily related to the purchase of Can-Am. In addition, the Company also repaid $2.0 of principal on a note payable to American Home Products.

  The Company currently anticipates that it will need to raise additional capital, either through borrowings and/or issuance of equity securities during 1998 to help fund its operations and scheduled debt payments. No assurance can be given that additional financing, including currently planned financing, will be available, or, if available, that it will be available on acceptable terms. If additional funds are raised by issuing equity securities, further dilution to then existing stockholders will result. If adequate funds are not available, the Company may be required to significantly curtail one or more of its research and development programs, or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies or products which the Company would otherwise pursue on its own.


CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

  This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference are set forth below.


Risks Related to the LifeScan Alliance

 The Company has entered into an exclusive worldwide alliance and distribution agreement (the "LifeScan Alliance") with LifeScan, Inc., a subsidiary of Johnson & Johnson ("LifeScan"). Under the terms of the LifeScan Alliance Selfcare manufactures and LifeScan distributes Selfcare's proprietary electrochemical blood glucose monitoring system for the management of diabetes known as FastTake. Selfcare commenced shipments of FastTake in December 1997. The Company's future results of operations depend to a substantial degree on LifeScan's ability to market and sell FastTake. No assurance can be given as to the market acceptance of FastTake. The failure to produce, market and distribute successfully FastTake would have a material adverse effect on the Company's business, financial condition and results of operations.

Risks Related to the Nutritional Supplement Lines Acquisition

 On February 19, 1997, the Company acquired the U.S. rights to several nutritional supplement product lines (the "Nutritional Supplement Lines") from American Home Products Corporation ("AHP"). As part of its plans for maintaining and expanding sales of these products, the Company expects to incur substantial marketing and promotional expenses and allowances in 1998 and thereafter. There can be no assurance that these expenditures and allowances will allow the Company to increase or maintain the existing revenue levels from the Nutritional Supplement Lines. Selfcare is also developing additional nutritional supplement products, but there can be no assurances that these can be successfully introduced.

Risks Related to Can-Am Acquisition

 On February 18, 1998, Selfcare's subsidiary SCPI acquired (the "Can-Am Acquisition") Can-Am Care Corporation ("Can-Am"), a leading supplier of diabetes care products, for approximately $27.9 million. Can-Am sells insulin syringes, blood lancets, glucose tablets and specialty skin creams to pharmacies across the United States. Can-Am's revenues for the fiscal year ended May 31, 1997, were approximately $25.9 million. The Company expects to realize cost savings and efficiencies by, among others, eliminating redundant management functions and by coordinating the distribution channels of Selfcare and Can-Am.
No assurance can be given that such cost savings and efficiencies can be realized or that the Company will not incur significant costs in attempting to realize such cost savings and efficiencies.

Managing and Maintaining Growth

  The Company is currently experiencing a period of rapid growth and expansion, including growth and expansion experienced since the consummation of the Nutritional Supplement Lines Acquisition and the Can-Am Acquisition. This growth and expansion has placed, and could continue to place, a significant strain on the Company's management, customer service and support, operations, sales and administrative personnel and other resources. In order to serve the needs of its existing and future customers, the Company has increased and will continue to increase its workforce, which requires the Company to attract, train, motivate and manage qualified employees. The Company's ability to manage its planned growth depends upon the Company's success in continuing to expand its operating, management, information and financial systems, which may significantly increase its operating expenses. If the Company fails to achieve its growth as planned or is unsuccessful in managing its anticipated growth, there could be a material adverse effect on the Company.

Risks Related to New Product Development

  The Company has shipped for commercial sale certain professional diagnostic products for infectious diseases, its women's health products produced by third party manufacturers, FastTake, products sold by Can-Am, blood glucose strips to be used by A. Menarini Industrie Farmaceutical Riunite S.r.L. and the Nutritional Supplement Lines. The Company's other products are in various stages of research and development and the Company has generated no revenue from the commercialization of these products under development. Some of these products will require substantial additional development, pre-clinical and clinical testing and investment prior to their commercialization. There can be no assurance that the Company's research and development efforts will be successful, that any of the Company's products under development will prove to be safe or effective in clinical trials, that the Company will be able to obtain regulatory approval to market any of its products, that any of its products can be manufactured at acceptable cost and with appropriate quality, or that any of its products, if and when approved, can be successfully marketed.

Comprehensive Government Regulation

Self-Test Products

  The Company's research, development and clinical programs, as well as its manufacturing and marketing operations, are subject to extensive regulation by numerous governmental authorities in the United States and other countries. Most of the Company's self-test products, including those licensed by the Company from third parties, require governmental approvals for commercialization that have not yet been obtained and are not expected to be obtained for several years. Pre-clinical and clinical trials and manufacturing and marketing of many of the Company's products will be subject to the rigorous testing and approval process of the Food and Drug Administration (the "FDA") and corresponding foreign regulatory authorities. The regulatory process, which includes pre-clinical and clinical testing of many of the Company's products to establish their safety and efficacy, can take many years and require the expenditure of substantial financial and other resources. Data obtained from pre-clinical and clinical activities are susceptible to varying interpretations that could delay, limit or prevent regulatory approval. In addition, delays or rejection may be encountered based upon changes in, or additions to, regulatory policies for device marketing authorization during the period of product development and regulatory review. Delays in obtaining such approvals could adversely affect the marketing of products developed by the Company and the Company's ability to generate commercial product revenues.

  The Company is developing home self-tests for women, which include tests for osteoporosis and follicle stimulating hormone and plans to develop self-tests for certain infectious disease in
the future.   There can be no assurance that requisite regulatory
approvals for the Company's self-test products will be obtained within a reasonable period of time, if at all. Moreover, if regulatory approval of a product is granted, such approval may impose limitations on the indicated uses, or methods of use, for which such product may be marketed. Further, even if such regulatory approval is obtained, a marketed product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections, and later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product or manufacturer, including withdrawal of the product from the market. Failure to comply with the applicable regulatory requirements can result in, among other things, fines, suspensions of regulatory approvals, product recalls, operating restrictions and criminal prosecution.

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

Nutritional Supplements

  The manufacturing, processing, formulation, packaging, labeling and advertising of nutritional supplements such as the Nutritional Supplement Lines are subject to regulation by one or more federal agencies, including the FDA, the Federal Trade Commission ("FTC") and the Consumer Product Safety Commission. These activities are also regulated by various agencies of the states, localities and foreign countries in which Nutritional Supplement Lines are now sold or may be sold in the future. In particular, the FDA regulates the safety, manufacturing, labeling and distribution of dietary supplements, including vitamins, minerals and herbs, as well as food additives, over-the-counter ("OTC") and prescription drugs and cosmetics. The regulations that are promulgated by the FDA relating to the manufacturing process are known as Good Manufacturing Practices ("GMPs"), and are different for drug and food products. In addition, the FTC has overlapping jurisdiction with the FDA to regulate the promotion and advertising of dietary supplements, OTC drugs, cosmetics and foods.

  The Dietary Supplement Health and Education Act of 1994 ("DSHEA"), which amends the Food, Drug and Cosmetic Act by defining dietary supplements as a new category of food separate from conventional food, was enacted on October 25, 1994. The FDA has finalized certain regulations to implement DSHEA, including those relating to nutritional labeling requirements, but has not finalized other regulations. The finalized regulations require different labeling for the Nutritional Supplement Lines and, with respect to nutritional supplement products under development by Selfcare, impose new notification procedures and scientific substantiation requirements regarding ingredients, product claims and safety. The Company cannot determine what effect these regulations will have on its business in the future. Failure to comply with applicable FDA requirements could result in sanctions being imposed on the Company or the manufacturers of its products, including warning letters, product recalls and seizures, injunctions or criminal prosecution. With respect to regulations that have not been finalized, the Company anticipates that the FDA will promulgate specific Good Manufacturing Practices to regulate dietary supplements, which are modeled on the current GMPs for food. The Company believes that the manufacture of the Nutritional Supplement Lines is currently in compliance with the proposed GMPs for dietary supplements. No assurance can be given that the final GMPs for dietary supplements will not change in ways that require changes in the manufacture of the Nutritional Supplement Lines.

Dependence on Patents and Proprietary Technology; Trademarks

 Self- Test Products

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

  The Company holds certain patent rights, has certain patent applications pending, and expects to seek additional patents in the future, but there can be no assurance as to its success or timeliness in obtaining any such patents or as to the breadth or degree of protection that any such patents will afford the Company. The patent position of medical products and diagnostic testing firms is often highly uncertain and usually involves complex legal and factual questions. There is a substantial backlog of patents at the U.S. Patent and Trademark Office. No consistent policy has emerged regarding the breadth of claims covered in medical product patents. Accordingly, there can be no assurance that patent applications relating to the Company's products or technology will result in patents being issued or that, if issued, such patents will afford adequate protection to the Company's products or, if patents are issued to the Company, that its competitors will not be able to design around such patents. In addition, the medical products industry, including the diagnostic testing industry, has been characterized by extensive litigation regarding patents, licenses and other intellectual property rights. The Company could incur substantial costs in defending itself against patent infringement claims or in asserting such claims against others. If the outcome of any such litigation is adverse to the Company, the Company's business could be materially adversely affected. To determine the priority of inventions, the Company may also have to participate in interference proceedings declared by the U.S. Patent and Trademark Office, which could also result in substantial costs to the Company. See "-Risks Related to Certain Licensing Arrangements."

  In addition, the Company may be required to obtain licenses to patents or other proprietary rights of third parties to market its products. No assurance can be given that licenses required under any such patents or proprietary rights would be made available on terms acceptable to the Company, if at all. If the Company does not obtain such licenses, it could encounter delays in product market introductions while it attempts to design around such patents or other rights, or be unable to develop, manufacture or sell such products in certain countries or at all. Under the distribution agreement entered into pursuant to the LifeScan Alliance, Selfcare has agreed to indemnify LifeScan for any claims that FastTake infringes any patents.

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

Competition; Risk of Technological Obsolescence

 Self-Test Products

 The medical products industry, including the diagnostic testing industry, is rapidly evolving and developments are expected to continue at a rapid pace. Competition in this industry is intense and expected to increase as new products and technologies become available and new competitors enter the market. The Company's competitors in the United States and abroad are numerous and include, among others, diagnostic testing and medical products companies, universities and other research institutions. The Company's success depends upon developing and maintaining a competitive position in the development of products and technologies in its area of focus. The Company's competitors may also succeed in developing technologies and products that are more effective than any that have been or are being developed by the Company or that render the Company's technologies or products obsolete or noncompetitive. The Company's competitors may also succeed in obtaining patent protection or other intellectual property rights that would prevent the Company from developing its potential products, or in obtaining regulatory approval for the commercialization of their products more rapidly or effectively than the Company. Finally, many of the Company's existing or potential competitors have or may have substantially greater research and development capabilities, clinical, manufacturing, regulatory and marketing experience and financial and managerial resources than the Company. The Company is seeking to develop and market generic test strips, which are compatible with other manufacturers' electrochemical blood glucose monitoring systems. If the Company succeeds in these efforts, others may attempt to enter this market with similar products. In addition, the introduction of lower-priced generic test strips could lead the manufacturers of the systems with which such test strips are compatible to lower their own test strip prices, thereby reducing or eliminating the price advantage enjoyed by the generic test strip producers. On June 28, 1996, the Company obtained FDA Clearance for its first generic test strip, to be sold under the name "Excel," which is compatible with the ExacTech System sold by MediSense, Inc. ("MediSense"). The Company initially intended to commence marketing this product in the United States in 1997, but has delayed the commencement of such marketing until late-1998. Although the Company believes that its Excel generic test strip will be priced lower than the strips produced by MediSense for the ExacTech System and therefore will compete effectively with the MediSense product, there can be no assurance that MediSense will not institute price cuts and thereby reduce or eliminate any price advantage which the Company's product may enjoy.

 The Company is also aware of several of its competitors who are attempting to develop a noninvasive blood glucose monitoring technology. Noninvasive blood glucose monitoring involves methods for measuring blood glucose levels without the need to draw blood and, in certain proposed configurations, without the need to utilize disposable components, such as test strips. The Company believes that manufacturers are pursuing a number of different technological approaches to noninvasive blood glucose monitoring. These include near-infrared spectroscopy, which involves shining a beam of near-infrared light to penetrate the skin and determine the amount of glucose in the blood, and reverse iontophoresis, which utilizes a "patch" system to extract glucose through the skin for measurement by an external meter.
In addition, several manufacturers are pursuing minimally invasive approaches to blood glucose monitoring, such as using a fine needle to withdraw a small sample of interstitial fluid, which is analyzed, by use of mid-infrared spectroscopy. The development and successful introduction of any such products could have a material adverse effect on the Company's business, financial condition and results of operations.

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

 Risk of Inadequate Funding; Future Capital Needs

 The Company currently anticipates that it will need to raise additional capital, either through borrowings and/or issuance of equity securities during 1998 to help fund its operations and scheduled debt payments. No assurance can be given that additional financing, including currently planned financing, will be available, or, if available, that it will be available on acceptable terms. If additional funds are raised by issuing equity securities, further dilution to then existing stockholders will result. If adequate funds are not available, the Company may be required to curtail significantly one or more of its research and development programs, or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies or products which the Company would otherwise pursue on its own.

Dependence upon Key Personnel

      The Company is highly dependent on the services of Ron Zwanziger, its Chairman, President and Chief Executive Officer, and certain other members of its management and scientific staff, and the loss of Mr. Zwanziger or one or more of such employees could have a material adverse effect on the Company. In addition, the Company believes that its future success will depend in large part upon its ability to attract and retain highly skilled scientific, managerial and marketing personnel, particularly as the Company expands its activities, including product development and regulatory affairs, research and development and sales and manufacturing. The Company faces significant competition for such personnel from other companies, research and academic institutions, government entities and other organizations. There can be no assurance that the Company will be successful in hiring or retaining the personnel it requires for continued growth. The failure to hire and retain such personnel could materially and adversely affect the Company's prospects.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

Institut Pasteur et al. v. Cambridge Biotech Corporation

 Through its wholly owned Irish subsidiary, Cambridge
Diagnostics Ireland Ltd. ("Cambridge Diagnostics"), the Company is currently producing diagnostic test kits primarily for detecting antibodies to HIV, which are associated with Acquired Immune Deficiency Syndrome ("AIDS"). Selfcare acquired Cambridge Diagnostics (formerly known as Cambridge Biotech Limited) in November 1994 from Cambridge Biotech Corporation ("Cambridge Biotech"), which at that time was operating in Massachusetts under Chapter 11 of the U.S. Bankruptcy Code. Prior to the acquisition (the "Cambridge Diagnostics Acquisition"), Cambridge Biotech licensed from Pasteur Sanofi Diagnostics (formerly known as Diagnostics Pasteur), certain HIV 1/2 immunoassay technologies relating to patents and proprietary rights held by Institute Pasteur (the "Pasteur HIV Technologies"), and required for production of HIV test kits, including the Selfcare HIV test kits manufactured by Cambridge Diagnostics. Under the terms of Cambridge Biotech's license agreements with Pasteur Sanofi Diagnostics, Cambridge Biotech could not assign or sublicense its rights with respect to the Pasteur HIV Technologies to Selfcare or to Cambridge Diagnostics. In order to allow Selfcare and Cambridge Diagnostics to have access to such technologies, Selfcare and Cambridge Biotech formed Cambridge Affiliate Corporation ("Cambridge Affiliate"), 51% owned by Cambridge Biotech, and 49% owned by Selfcare, and managed by Cambridge Diagnostics. The establishment of Cambridge Affiliate and the terms of the arrangements relating thereto were considered and approved by both U.S. and Irish bankruptcy courts in connection with the approval of the sale of Cambridge Diagnostics by such courts. Cambridge Affiliate maintains its own accounts and records and makes payments of royalties due under the Pasteur Sanofi Diagnostics licenses to Cambridge Biotech. The licenses of the Pasteur HIV Technologies to Cambridge Biotech are nonexclusive and cover diagnostic test kits in finished form embodying the Pasteur HIV Technologies. The territorial scope of the licenses is worldwide, with the exception of exclusive rights which Pasteur Sanofi Diagnostics asserted to have granted in the Pasteur HIV Technologies to Genetic Systems Corporation ("Genetic Systems") in the United States, Canada, Mexico, Australia, New Zealand and India (the "Excluded Countries"). However, the licenses provide that, to the extent that Pasteur Sanofi Diagnostics recovers the right to practice the patents underlying the Pasteur HIV Technologies in the Excluded Countries, Cambridge Biotech is entitled to non-exclusive rights in such technology in such countries. In 1990, Pasteur Sanofi Diagnostics acquired ownership of Genetic Systems, whereupon Cambridge Biotech commenced selling products incorporating the Pasteur HIV Technologies in the United States. These activities were challenged in a patent infringement lawsuit filed in the United States Bankruptcy Court of the District of Massachusetts (Western District) in March 1995 by Institute Pasteur, the minority stockholder of Pasteur Sanofi Diagnostics and Genetic Systems.
In September 1995, the bankruptcy court ruled in favor of Cambridge Biotech on this issue, and Institute Pasteur and Genetic Systems Corporation subsequently filed an appeal to the United States District Court for the District of Massachusetts. On July 18, 1997, a hearing was held on the merits of the appeal to the District court by Institut Pasteur and Genetic Systems Corporation. The District court affirmed the rulings of the bankruptcy court, holding that Cambridge Biotech may sell products incorporating the Pasteur HIV Technologies in the United States. Institut Pasteur and Genetic Systems Corporation have filed an appeal to the Federal Circuit Court of Appeals and Cambridge Biotech has cross appealed to the First Circuit Court of Appeals. The First Circuit stayed Cambridge Biotech's cross appeals pending a decision by the Federal Circuit on Cambridge Biotech's motion filed in the Federal Circuit to have Institut Pasteur and Genetic Systems Corporation's appeals either transferred to the First Circuit or dismissed. The Federal Circuit has denied the motion to transfer and all of the appeals and cross appeals are now pending in the Federal Circuit. Institut Pasteur and Genetic Systems have filed their appeal brief and Cambridge Biotech is in the process of preparing and filing its brief. To date there has been no decision. If the bankruptcy court decision were reversed on appeal, the territories in which Cambridge Affiliate could sell HIV-related products could be limited but this would not have a material adverse effect on the Company.

Abbott Laboratories v. Selfcare, Inc. and Princeton BioMeditech
Corporation

 On April 22, 1998, Abbott Laboratories ("Abbott") served process on the Company and Princeton BioMeditech Corporation ("PBM"), which manufactures certain products for the Company, in an action filed in the United States District Court for the District of Massachusetts ("District Court"), asserting patent infringement arising from the Company and PBM's manufacture, use and sale of products that Abbott claims are covered by one or more of the claims of U.S. Patent Nos. 5,073,484 and 5,654,162 (the "Patents") to which Abbott asserts that it is the exclusive licensee. Abbott claims that certain Selfcare products relating to pregnancy detection and ovulation prediction infringe the Patents. Abbott is seeking an order finding that the Company and PBM infringe the Patents, an order preliminarily and permanently enjoining the Company and PBM from infringing the Patents, compensatory damages to be determined at trial, treble damages, costs, prejudgment and postjudgment interest on Abbott's compensatory damages, attorneys' fees, and a recall of all existing Company or PBM products found to infringe the Patents. The Company intends to defend this litigation vigorously. A final ruling against the Company could have a material adverse impact on sales, operations and financial performance.


ITEM 2.  CHANGES IN SECURITIES

 On February 18, 1998, in connection with the acquisition of Can-Am Care Corporation, the Company issued 1,108,333 shares of its Common Stock. Of these shares, 284,168 shares are held in escrow subject to an Escrow Agreement dated February 18, 1998, with the Company and certain others. The sale of these shares was intended to comply with Section 4(2) of the Securities Act of 1933
(the "Securities Act").

 Pursuant to an agreement on March 31, 1998, the Company purchased all of the partnership interests in USB `93 Technology Associates Limited Partnership ("USB '93") for an aggregate purchase price of $4,925,778. The Purchase Price, in the form of 487,017 shares of Common Stock
(the "Purchase Shares") and $360,000 cash (the "Cash"), was paid by the Company into a trust (the "Trust") created for the benefit of the partners of USB '93 (the "Partners"). The Trustee of the Trust is Willard Lee Umphrey, a director of the Company. The
Trust used the Cash to exercise in full a Warrant, previously granted to USB '93 by the Company at an exercise price of $1.54 per share to purchase 234,000 shares of Common Stock (the
"Warrant Shares") carrying certain registration rights, which Warrant USB '93 had transferred into the Trust immediately prior to the sale of the partnership assets to the Company. The Trust is obligated to distribute the Warrant Shares to each of the Partners pursuant to a declaration of Trust dated March 31, 1998.
The Trust is also obligated to hold the Purchase Shares until the earlier of a "Transaction" (as described below) or December 31, 1998. At any time prior to December 31, 1998, if the Company engages in a transaction (a "Transaction") that results in a substantial increase in the value of the Purchase Shares, the Trust is required to return to the Company a certain portion of the Purchase Shares before distributing the remaining shares to the Partners. The sale of the Purchase Shares and Warrant shares were intended to comply with Section 4(2) of the Securities Act of 1933, as amended.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits:

     Exhibit Number              Title
     --------------              -----

     10.1            Form of Settlement Agreement
                     dated March 6, 1998 by and
                     between Selfcare, Inc., Trinity
                     Biotech PLC, Flambelle Limited
                     and Eastcourt Limited

     10.2            Form of Agreement by and among
                     USB '93 Technology Associates
                     Limited Partnership, USB '93
                     Technology, Inc. the Limited
                     Partners, the General Partner and
                     Selfcare, Inc.

     27              Financial Data Schedule

b.   Reports on Form 8-K:

     The Company filed a report on Form 8-K dated February 18,
  1998, in connection with the acquisition of Can-Am Care
  Corporation.


SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        SELFCARE, INC.


Date: March 14, 1998                    /s/ Anthony H. Hall
                                        -------------------
                                        Anthony H. Hall,
                                        Chief Financial Officer
                                        and an authorized officer