Form 10-Q
period 1998-06-30
SELFCARE INC
filed 1998-08-14
CIK 915901

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the quarterly period ended June 30, 1998

OR

[   ] Transition Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934 For the transition period from ____ to ____



                     COMMISSION FILE NUMBER 0-20871

                             SELFCARE, INC.
         (Exact Name Of Registrant As Specified In Its Charter)


        DELAWARE                            04-3164127
        (State or other jurisdiction of     (I.R.S. Employer
        incorporation or organization)      Identification No.)


                           200 PROSPECT STREET
                      WALTHAM, MASSACHUSETTS 02453
                (Address of principal executive offices)

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

                          Yes    X     No  ___

      The number of shares outstanding of the registrant's Common Stock as of July 31, 1998 was 12,647,856.


      Transitional Small Business Disclosure Format (check one):

                          Yes            No   X



                             SELFCARE, INC.

                                FORM 10-Q

              For the Quarterly Period Ended June 30, 1998

  This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Some of the factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Operating Results" on page 11 of this Form 10-Q.


                            TABLE OF CONTENTS


    PART I. FINANCIAL INFORMATION

    Item 1. Consolidated Financial Statements:

             a) Consolidated Statements of Operations for the
                three months ended June 30, 1998 and 1997 and the six months ended June 30, 1998 and 1997.

             b) Consolidated Balance Sheets as of June 30,
                1998 and December 31, 1997.

             c) Consolidated Statements of Cash Flows for the
                six months ended June 30, 1998 and 1997.

             d) Notes to Consolidated Financial Statements

    Item 2. Management's Discussion and Analysis of
    Financial Condition and Results of Operations



    PART II. OTHER INFORMATION

    Item 1. Legal Proceedings

    Item 2. Changes in Securities

    Item 4. Submission of Matters to a Vote of Securities
    Holders

    Item 6. Exhibits and Reports on Form 8-K

    SIGNATURES


PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                         SELFCARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                         Three Months Ended June 30,      Six Months Ended June 30,
                                                 1998           1997            1998           1997
Net product sales                         $29,268,859    $12,338,237     $53,253,730    $21,095,418
Grants and other revenue                    1,459,758        338,147       2,065,631        675,573
                                           ----------     ----------      ----------     ----------
Net revenues                               30,728,617     12,676,384      55,319,361     21,770,991
Cost of revenues                           20,735,557      6,024,885      37,301,981     11,061,863
                                           ----------     ----------      ----------     ----------
Gross profit                                9,993,060      6,651,499      18,017,380     10,709,128
Operating Expenses:
Research and development                    1,849,566      4,303,646       3,412,745      7,378,839
Charge for in-process research and
development (Note 4)                               --      1,278,200              --      1,278,200
Selling, general and administrative         8,619,339      5,939,926      16,344,587     10,701,384
Noncash compensation charge                        --         37,629              --         75,258
                                           ----------     ----------      ----------     ----------
Total operating expenses                   10,468,905     11,559,401      19,757,332     19,433,681
                                           ----------     ----------      ----------     ----------
Operating loss                               (475,845)    (4,907,902)     (1,739,952)    (8,724,553)

Interest expense, including noncash
interest expense relating to
issuance of convertible notes              (2,203,002)    (1,124,209)     (5,612,874)    (1,729,641)
Interest income                               146,922        262,039         328,455        405,014
Equity in net income of affiliate             132,708             --         237,773             --
Other income (expense)                        251,608         (5,617)      1,724,280       (751,985)
                                           ----------     ----------      ----------     ----------
Loss before minority interest,
dividends and accretion on preferred
stock of a subsidiary                      (2,147,609)    (5,775,689)     (5,062,318)   (10,801,165)

Minority interest in subsidiaries'
income                                         36,894       (29,120)          73,683        130,420
Dividends and accretion on
mandatorily redeemable preferred
stock of a subsidiary                         (28,896)       (28,810)        (57,979)       (56,989)
                                           ----------     ----------      ----------     ----------
Loss before income taxes                   (2,139,611)    (5,833,619)     (5,046,614)   (10,727,734)
                                           ----------     ----------      ----------     ----------
Provision for income taxes                     46,312             --         136,312             --
                                           ----------     ----------      ----------     ----------
Net loss                                  $(2,185,923)   $(5,833,619)    $(5,182,926)  $(10,727,734)
                                           ==========     ==========      ==========     ==========
Basic and diluted net loss per
common and potential common share              $(0.18)        $(0.71)        $(.0.47)        $(1.45)
                                           ==========     ==========      ==========     ==========
Basic and diluted weighted average
number of common and potential
common shares outstanding                  11,956,178      8,233,655      11,131,260      7,416,996
                                           ==========     ==========      ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements

                         SELFCARE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                   JUNE 30, 1998    DECEMBER 31, 1997
                                                                     (UNAUDITED)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                            $9,883,741        $15,669,898
Accounts receivable, net of allowance for doubtful
accounts of $989,000 in 1998 and $1,158,000 in 1997                  13,566,252          7,232,755
Inventories (Note 3)                                                 10,452,927          5,344,531
Note receivable                                                              --          4,979,232
Prepaid expenses and other current assets                             2,580,626          1,452,855
                                                                   ------------        -----------
Total current assets                                                 36,483,546         34,679,271
                                                                   ------------        -----------
PROPERTY AND EQUIPMENT, NET                                           9,763,294         10,508,032
INVESTMENTS IN AFFILIATED COMPANIES                                   3,656,609          3,405,609
LOAN TO AFFILIATED COMPANY                                              759,825            742,105
GOODWILL AND OTHER INTANGIBLE ASSETS, NET                            72,295,400         43,393,263
OTHER ASSETS                                                          8,473,103          3,035,414
                                                                   ------------        -----------
Total assets                                                       $131,431,777        $95,763,694
                                                                   ============        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of notes payable                                     14,291,992         20,426,511
Accounts payable                                                     14,487,974          6,079,242
Accrued expenses and other current liabilities                       11,662,470          8,251,021
Current portion of deferred revenue                                   2,188,022          2,204,159
                                                                   ------------        -----------
Total current liabilities                                            42,630,458         36,960,933

LONG-TERM LIABILITIES:
Deferred revenue, net of current portion                                230,749          2,674,971
Notes payable, net of current portion                                54,928,080         39,476,074
Other long-term liabilities                                           2,500,000                 --
                                                                   ------------        -----------
Total long-term liabilities                                          57,658,829         42,151,045

COMMITMENTS AND CONTINGENCIES (Notes 5 through 7)

MINORITY INTEREST IN SUBSIDIARIES                                        27,488             70,496
                                                                   ------------        -----------
MANDATORILY REDEEMABLE PREFERRED STOCK OF A SUBSIDIARY                1,926,006          1,868,027
                                                                   ------------        -----------
SERIES B CONVERTIBLE PREFERRED STOCK, $.001 PAR VALUE                 7,179,848          9,272,508
Issued-8,000 shares, outstanding - 6,200 in 1998 and               ------------        -----------
8,000 in 1997

STOCKHOLDERS' EQUITY:
Series A Preferred Stock, $.001 par value -                                  --                 --
Issued and outstanding - 0 in 1998 and 400 in 1997
Common Stock, $.001 par value -
Authorized - 40,000,000 shares
Issued -12,749,689 and  9,681,389 shares in 1998
and 1997, respectively                                                   12,750              9,681
Additional paid-in capital                                           99,128,560         75,753,699
Less-Treasury stock, at cost, 187,921 and 32,197 shares
in 1998 and 1997, respectively                                       (1,710,304)          (211,460)
Accumulated deficit                                                 (75,398,240)       (70,183,506)
Cumulative translation adjustment                                       (23,618)            72,271
                                                                   ------------        -----------
Total stockholders' equity                                           22,009,148          5,440,685
                                                                   ------------        -----------
Total liabilities and stockholders' equity                         $131,431,777        $95,763,694
                                                                   ============        ===========

The accompanying notes are an integral part of these consolidated financial statements

                         SELFCARE INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                      SIX MONTHS ENDED JUNE 30,
                                                                             1998             1997
    Cash Flows From Operating Activities:
    Net loss                                                          $(5,182,926)    $(10,727,734)
    Adjustments to reconcile net loss to net cash used in
    operating activities:
    Dividends and accretion on preferred stock of a subsidiary             57,979           56,989
    Non-cash interest expense related to issuance of notes
    payable & warrants                                                  1,579,866               --
    Non-cash income related to treasury stock received in
    settlement of lawsuit                                              (1,498,844)              --
    Non-cash in-process research and development expense                       --        1,278,200
    Compensation expense related to issuance of common stock
    options                                                                    --           13,726
    Amortization of deferred revenue                                   (2,076,098)        (699,639)
    Depreciation and amortization                                       4,114,576        2,213,396
    Equity in net income of affiliate                                    (237,773)              --
    Minority interest in subsidiaries' loss                               (73,683)        (155,521)
    Changes in assets and liabilities:
    Accounts receivable                                                (6,284,782)      (1,748,335)
    Inventories                                                        (5,129,998)      (2,549,990)
    Prepaid and other current assets                                   (1,159,680)        (739,445)
    Accounts payable                                                    8,366,753        3,063,754
    Accrued expenses and other current liabilities                      2,386,516        2,398,665
                                                                      -----------      -----------
    Net cash used in operating activities                              (5,138,094)      (7,595,934)

    Cash Flows From Investing Activities:
    Purchases of property and equipment                                  (723,504)      (3,575,275)
    Cash paid for acquisition of Can-Am Care Corporation              (13,600,000)              --
    Cash paid for purchase of USB '93 Technology Associates
    Limited Partnership                                                  (471,354)              --
    Cash paid for license from ChemTrak                                        --         (333,000)
    Cash paid for investment in Orgenics Ltd.                             (91,089)      (6,939,613)
    Cash paid for purchase of Nutritional Supplement Lines                     --      (37,067,579)
    Cash loaned to affiliated company                                          --         (572,105)
    Cash received from affiliated company as repayment of loan             81,350               --
    Increase in other assets                                             (270,430)         (57,072)
                                                                      -----------      -----------
    Net cash used in investing activities                             (15,075,027)     (48,544,644)
                                                                      -----------      -----------
    Cash Flows From Financing Activities:
    Cash paid for deferred financing costs                             (1,886,728)              --
    Net proceeds from issuance of common stock                            845,678       16,656,041
    Proceeds from borrowings under notes payable                       44,023,282       44,298,967
    Repayments of notes payable                                       (28,525,605)      (5,458,539)
                                                                      -----------      -----------
    Net cash provided by financing activities                          14,456,627       55,496,469
                                                                      -----------      -----------
    Foreign Exchange Effect on Cash and Cash Equivalents                  (29,663)         335,742
                                                                      -----------      -----------
    Net Increase (Decrease) in Cash and Cash Equivalents               (5,786,157)        (308,367)
    Cash and Cash Equivalents, beginning of year                       15,669,898       16,458,654
                                                                      -----------      -----------
    Cash and Cash Equivalents, end of period                            9,883,741      $16,150,287
                                                                      ===========      ===========
    Supplemental Disclosures of Cash Flow Information:
    Cash paid for -
    Interest                                                           $1,972,264       $1,390,905
    Income taxes                                                         $368,535           $5,000

The accompanying notes are an integral part of these consolidated financial statements



                   SELFCARE, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1) Basis of Presentation of Financial Information

  The accompanying consolidated financial statements of Selfcare, Inc. and its subsidiaries (the "Company" or "Selfcare") are condensed and unaudited. In the opinion of management, the unaudited, condensed, consolidated financial statements contain all adjustments considered normal and recurring necessary for their fair presentation. Interim results are not necessarily indicative of results to be expected for the year. These interim financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of operations, financial position, and cash flows of the Company in conformity with generally accepted accounting principles. The Company filed audited consolidated financial statements, which included information and footnotes necessary for such presentation, for the year ended December 31, 1997 on Form 10-KSB. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the period ended December 31, 1997 included on Form 10-KSB filed with the Securities and Exchange Commission.

2) Cash and Cash Equivalents

  The Company considers all highly liquid cash investments with maturities of three months or less at the date of acquisition to be cash equivalents. At June 30, 1998, the Company's cash equivalents consisted of repurchase agreements and money market funds. The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". As of December 31, 1997 and June 30, 1998, all of the Company's cash equivalents are classified as held to maturity and carried at amortized cost, which approximates market value.

3) Inventory

  Inventory is comprised of the following:

                             June 30, 1998    December 31, 1997
                             -------------    -----------------

      Raw materials          $    3,422,532   $  3,006,076
      Work in-process               842,732        405,404
      Finished goods              6,187,663      1,933,051
                             --------------   ------------
                             $   10,452,927   $  5,344,531
                             ==============   ============

4) Non recurring, non-cash income and expenses

  For the three and six month periods ended June 30, 1998, the Company recognized $408,000 and $1.6 million, respectively, of non-cash interest expense for the amortization of the original issue discount on convertible notes. Also, for the six months ended June 30, 1998, the Company recognized $1.5 million of non-cash income related to 155,724 shares of the Company's Common Stock received into treasury in connection with the Settlement Agreement dated March 6, 1998 by and between the Company, Trinity Biotech PLC, Flambelle Limited and Eastcourt Limited.

  For the three and six months ended June 30, 1997, the Company recognized expense of $1,278,200 for in-process research and development related to the acquisition of Orgenics, Ltd. The allocation of a portion of the purchase price to in-process research and development represented the applicable pro-rata portion of its appraised value of $7,700,000. For the six months ended June 30, 1997, the Company recorded an unrealized loss of $717,000 related to foreign currency translation of intercompany balances.

5) Subordinated Promissory Notes

 On June 26, 1998, the Company entered into a Securities Purchase Agreement to sell Units (the "Units") having an aggregate purchase price of up to $10 million. Each Unit consists of (i) $25,000 in principal amount of a Subordinated Note (individually a "Note" and collectively the "Notes") and (ii) a warrant (individually a "Warrant" and collectively the "Warrants"), to acquire such number of shares of the Company's Common Stock, par value $.00l per share (the "Common Stock") as is determined by dividing $3,750 by the Exercise Price (as hereinafter defined) as of the date of issuance of such Warrant. The "Exercise Price" as of a particular date shall mean the average of the closing prices for shares of the Company's Common Stock on the American Stock Exchange on the five trading days immediately preceding such date. The issue price for each Unit shall be $25,000. The Notes will be due on the second anniversary of their date of issuance and the Warrants may be exercised, in whole or in part, at any time on or prior to the fifth anniversary of their issuance.

 The Notes bear interest at a rate equal to thirteen percent (13%) per annum and are payable quarterly on the first day of each quarter, beginning with October 1, 1998. Interest or principal which is not paid when due shall bear interest, compounded daily, at the rate of eighteen percent (18%). Whenever the Company makes a payment of principal under the Notes, it shall at the same time pay a premium (the "Premium") equal to 5% of the principal amount then being paid. The Notes may be prepaid by the Company in whole or in part at any time after December 31, 1998 so long as the Company at the same time pays the holder of the Notes the Premium with respect to the principal amount then being prepaid.

 On June 26, 1998, the Company sold Units consisting of an aggregate of $4.9 million of Notes and Warrants exercisable for 72,588 shares at $10.125 per share. On July 17, 1998, the Company sold Units consisting of an aggregate of $2.45 million of Notes and Warrants exercisable for 40,330 shares at $9.1125 per share.

 U.S. Boston Capital Corporation ("U.S. Boston Capital") acted as placement agent for the offering of the Notes. As compensation for its services as placement agent, U.S. Boston Capital received a cash commission of $441,000, which the Company recorded as deferred financing costs and will amortize over the 2-year life of the Notes. U.S. Boston Capital was also reimbursed for the fees and disbursements of its counsel and received a non-accountable expense allowance of $7,350. A Director of the Company is the Chairman, President, Treasurer and a Director of U.S. Boston Capital. In addition, Jonathan J. Fleming, John
F. Levy, and Willard L. Umphrey, Directors of the Company, purchased Units with an aggregate issue price of $775,000 on June 26, 1998.

 Pear Tree Royalty Company, Inc. ("Pear Tree Royalty Company"), as the authorized representative of the Noteholders, is entitled to receive a Warrant, at each closing at which Units are sold, for a number of shares equal to one-third of the aggregate number of shares issuable under the other Warrants issued at such closing. Mr. Umphrey is also a Director and shareholder of Pear Tree Royalty Company. On June 26, 1998, Pear Tree Royalty Company received a Warrant for 24,196 shares and on July 17, 1998, Pear Tree Royalty Company received a Warrant for 13,443 shares

 Upon issuance of the Notes and Warrants on June 26, 1998, the Company allocated $404,000 of the proceeds to the Warrants and is amortizing the related original issuance discount and deferred financing costs over the 2-year life of the Notes.

6) Medical Selfcare, Inc. v. Selfcare, Inc.

  On November 15, 1997, Medical Selfcare, Inc. ("Medical") served process on the Company asserting service mark and trade name infringement, unfair competition, dilution, and related claims arising from the Company's use of the mark "Selfcare" for medical devices, pharmaceutical products and nutritional supplements. On June 30, 1998, the Company entered into a settlement agreement resolving Medical's claims and the Company's counterclaims. Pursuant to the settlement agreement, the Company will receive a payment from Medical and will phase out its use of the name and mark "Selfcare".

7) Abbott Laboratories v. Selfcare, Inc. and Princeton BioMeditech
Corporation

 On April 22, 1998, Abbott Laboratories ("Abbott") served process on the Company and Princeton BioMeditech Corporation ("PBM"), which manufactures certain products for the Company, asserting patent infringement arising from the Company and PBM's manufacture, use and sale of pregnancy and ovulation products. Abbott is seeking an order finding that the Company and PBM infringe the Patents, an order preliminarily and permanently enjoining the Company and PBM from infringing the Patents, compensatory damages to be determined at trial, treble damages, costs, prejudgment and postjudgment interest on Abbott's compensatory damages, attorneys' fees, and a recall of all existing Company or PBM products found to infringe the Patents. The court has denied Abbott's motion for a preliminary injunction. The Company intends to defend this litigation vigorously. A final ruling against the Company could have a material adverse effect on the Company's business, financial condition and results of operations.

8) Net Loss per Common Share.

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

9) Comprehensive Income

  The Company adopted SFAS 130, "Reporting Comprehensive Income", effective January 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. The Company's only item of other comprehensive income relates to foreign currency translation adjustments and is presented separately on the balance sheet as required. If presented on the statement of operations, comprehensive income would be approximately $145,000 more than reported net income for the three months ended June 30, 1998 and $96,000 less than reported net income for the six months ended June 30, 1998, due to foreign currency translation adjustments.


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

  Selfcare, Inc. (the "Company" or "Selfcare") is engaged in the development, manufacture, and marketing of self-test diagnostic products for the diabetes, women's health and infectious disease markets, as well as the marketing of nutritional supplement products, several of which are targeted primarily at the women's health market. The Company's existing and planned products are targeted at the two largest existing markets for self-care diagnostics, diabetes management and women's health, as well as the emerging market for self-tests for infectious diseases and agents, including human immunodeficiency viruses ("HIV") and nutritional supplements. An important part of the Company's business strategy is to enter into strategic alliances, joint ventures and licensing arrangements with third parties, primarily medical products companies, for the development, manufacture, and distribution of certain products. The Company is also pursuing a strategy of selective acquisitions of companies, assets and technologies, which it believes, will enhance its ability to deliver innovative diagnostic products to the marketplace at a low cost.

RESULTS OF OPERATIONS

  Net Revenues. Net revenues increased $18.0 million, or 142%, to $30.7 million for the three months ended June 30, 1998 from $12.7 million for the three months ended June 30, 1997. Net revenues increased $33.5 million, or 154%, to $55.3 million for the six months ended June 30, 1998 from $21.8 million for the six months ended June 30, 1997. The most significant increase is attributed to the Company's diabetes business, which commenced shipments to LifeScan, Inc., a subsidiary of Johnson & Johnson ("LifeScan") in December 1997 and had revenues of $16.4 million and $26.9 million for the three and six months ended June 30, 1998, respectively. The Company's principal product for the diabetes market is an electrochemical, biosensor-based blood glucose monitoring system being distributed by LifeScan, known as FastTakeTM. The FastTake system consists of an instrument, referred to as a meter, and a disposable test strip. Also, on February 18, 1998, the Company's subsidiary, Selfcare Consumer Products, Inc., acquired Can-Am Care Corporation ("Can-Am"), a leading supplier of diabetes care products. Net revenues of women's health products increased approximately $812,000 and $1.2 million for the three and six months ended June 30, 1998 as compared to the three and six months ended June 30, 1997, respectively. Approximately $228,000 of the increase in net revenues for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997 is attributed to sales of nutritional supplements. Net revenues of nutritional supplements increased $4.3 million for the six months ended June 30, 1998 as compared to the period of February 19 (the date of acquisition) to June 30, 1997. Net revenues of diagnostic products for infectious diseases decreased by $485,000 for the three months ended June 30, 1998 compared to the three months ended June 30, 1997, but the decrease for the infectious diseases products was only $169,000 for the six months ended June 30, 1998 as compared to the similar period last year. Grant and other revenue was approximately $1.5 million and $2.1 million for the three and six months ended June 30, 1998 compared to $338,000 and $676,000 for the three and six months ended June 30, 1997. The Company deferred $3.0 million of a $7.0 million success fee received from LifeScan in October 1996. The Company recognizes the revenue related to the success fee as FastTake meters are shipped to LifeScan. The Company has accelerated the recognition of this revenue based on the change in the estimated life of the current meter because of the planned introduction of an improved meter. The remainder of the deferred revenue relates to certain development and capital grants for the Company's facility in Inverness, Scotland.

  Gross profit. Gross profit increased by $3.3 million or 50% to $10.0 million for the quarter ended June 30, 1998 from $6.7 million for the quarter ended June 30, 1997. The increase in the absolute amount of gross profit dollars was derived primarily from net sales of the diabetes products, which accounted for $1.7 million of the increase, and the increased grant and other revenue of $1.1 million. The gross profits on women's health products and nutritional supplements for the three months ended June 30, 1998 increased by $315,000 and $158,000, respectively, while the gross profits on net sales of diagnostic products for infectious diseases decreased by $196,000 due to the lower sales volume of those products. Gross profit increased by $7.3 million or 68% to $18.0 million for the six months ended June 30, 1998 from $10.7 million for the six months ended June 30, 1997. Gross profits on net sales of the nutritional supplements accounted for $3.2 million of the increase for the six-month period. Gross profits on diabetes products accounted for $2.2 million of the increase, while gross profits on grant and other revenue increased $1.4 million. Gross profit as a percentage of net revenues decreased to 33% for both the three and six-month periods ended June 30, 1998 from 52% and 49% of net revenues for the three and six months ended June 30, 1997, respectively. The decrease in gross profit as a percentage of net revenues was due to large shipments of FastTake meters, which are sold at the Company's cost per the agreement with LifeScan. This was partially offset by the increase in the recognition of deferred revenue. The Company expects that the blended gross profit, excluding the effect of the recognition of deferred revenue, will improve as volumes of test strips for the FastTake system increase.

  Research and Development Expense. Research and development expense decreased by $2.5 million or 57% for the three months ended June 30, 1998 to $1.8 million from $4.3 million for the three months ended June 30, 1997. For the six months ended June 30, 1998, research and development expense decreased by $4.0 million or 54% to $3.4 million from $7.4 million for the six months ended June 30, 1997. The decrease was primarily due to the transition of the FastTake system from research and development into production. The Company expects to continue to spend significant amounts on research and development throughout 1998 and although the Company does not expect 1998 research and development expenditure to be as high as research and development expenditure in 1997, it is expected to be at a higher level than for the three and six months ended June 30, 1998.

  Charge for In-Process Research and Development. For the three and six months ended June 30, 1997, the Company recognized $1.3 million in expense, representing a prorata portion of the purchase price of the Company's interest in Orgenics, Ltd., which was allocated to in process research and development projects that did not achieve technological feasibility and did not have future alternative uses.

  Selling, General and Administrative Expense. Selling, general, and administrative expense increased $2.7 million or 45% to $8.6 million for the three months ended June 30, 1998 from $5.9 million for the three months ended June 30, 1997. Selling, general, and administrative expense increased $5.6 million or 53% to $16.3 million for the six months ended June 30, 1998 from $10.7 million for the six months ended June 30, 1997. The increases were primarily attributable to increased spending on marketing of the nutritional supplements and to the selling, general and administrative expenses of Can-Am, which the Company acquired on February 18, 1998. Amortization of goodwill and intangible assets resulting from the acquisitions of the nutritional supplement lines, Can-Am, and Orgenics, Ltd accounted for $310,000 and $915,000 of the increase for the three and six-month periods. Selling, general and administrative expense, as a percentage of net revenues, decreased to 28% and 30% of net revenues during the three and six months ended June 30, 1998 as compared to 47% and 49% of net revenues for the same periods in 1997.

  Interest and Other Income (Expense). For the three and six months ended June 30, 1998 the Company incurred $2.2 million and $5.6 million, respectively, in interest expense compared to $1.1 million and $1.7 million for the three and six months ended June 30, 1997. The Company recognized $408,000 and $1.6 million of non-cash interest expense for the amortization of the original issue discount on convertible notes, predominately related to Senior Subordinated Convertible Notes for the three and six months ended June 30, 1998, respectively. The Company also incurred interest expense on Subordinated Revenue Royalty Notes of $522,000 and $990,000 for the three and six months ended June 30, 1998, respectively, compared to $72,000 for both the three and six months ended June 30, 1997. The Company's subsidiary SCPI incurred increased interest expense of $216,000 and $565,000 for the three and six months ended June 30, 1998 as compared to the similar periods last year due to increased borrowings used to acquire Can-Am. Also, for the six months ended June 30, 1998, the Company recognized $1.5 million of non-cash income related to 155,724 shares of the Company's Common Stock received into treasury in connection with the settlement agreement dated March 6, 1998 by and between the Company, Trinity Biotech PLC, Flambelle Limited and Eastcourt Limited.

  Dividends and Accretion on Mandatorily Redeemable Preferred Stock of a Subsidiary and Minority Interest. The Company's subsidiary in Inverness, Scotland accrued $29,000 and 58,000 for the three and six months ended June 30, 1998, respectively, representing a 6% dividend payable and accretion on the outstanding cumulative redeemable preference shares. The accrued dividends payable and accretion were the same amounts as for the similar periods last year. Minority interest in certain of the Company's subsidiaries was an income of $37,000 and $74,000 for the three and six months ended June 30, 1998, respectively, as compared to expense of $29,000 and income of $130,000 for the three and six months ended June 30, 1997, respectively.

  Foreign Currency Translation. Fluctuations in foreign currency did not significantly impact revenue performance measured in U.S. dollars for the three or six months ended June 30, 1998. Substantially all of the Company's foreign sales are paid in the functional currency of the selling entity. The Company recorded an unrealized gain of $2,000 for the three months ended June 30, 1997 and an unrealized loss of $717,000 for the six months ended June 30, 1997 related to foreign currency translation of intercompany balances.

  Net Loss. For the three months ended June 30, 1998, the Company had a net loss of $2.2 million or ($0.18) per common and potential common share compared to a net loss of $5.8 million or ($0.71) per common and potential common share for the three months ended June 30, 1997. The results for the three-month periods ending June 30, 1997 and June 30, 1998 included significant non-recurring, non-cash charges and income as detailed above. Excluding these charges, the net loss for the three months ended June 30, 1998 was $1.8 million or ($0.15) per common and potential common share compared to a net loss of $4.6 million or ($0.55) per common and potential common share for the three months ended June 30, 1997. For the six months ended June 30, 1998, the Company had a net loss of $5.2 million or ($0.47) per common and potential common share compared to a net loss of $10.7 million or ($1.45) per common and potential common share for the six months ended June 30, 1997. The results for the six-month periods ending June 30, 1997 and June 30, 1998 included significant non-recurring, non-cash charges and income as detailed above. Excluding these charges, the net loss for the six months ended June 30, 1998 was $5.1 million or ($0.46) per common and potential common share compared to a net loss of $8.7 million or ($1.18) per common and potential common share for the six months ended June 30, 1997.

  For the three months ended June 30, 1998, earnings before interest, taxes, depreciation and amortization ("EBITDA") before non-recurring, non-cash charges was $124,000 or $0.01 per common and potential common share compared to a loss of $2.2 million or ($0.26) per common and potential common share for the three months ended June 30, 1997. For the six months ended June 30, 1998, EBITDA before non-recurring, non-cash charges was $435,000 or $0.04 per common and potential common share compared to a loss of $5.2 million or ($0.70) per common and potential common share for the three months ended June 30, 1997.


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

  At June 30, 1998, the Company had cash and cash equivalents of $10.0 million, a $5.6 million decrease from December 31, 1997. The net cash used in operating activities in the six months ended June 30, 1998 was $5.1 million due largely to net losses of $5.2 million. However, the net loss includes non-cash charges and income described above. Other uses of cash in operating activities included increases in both accounts receivable and inventory of $11.4 million, of which $6.4 million is due to the acquisition of Can-Am. Prepaid and other current assets increased $1.2 million. Cash was provided for operations in part by an increase in accounts payable, accrued expenses, and other current liabilities of $10.8 million. During the six months ended June 30, 1998, the Company used $724,000 to purchase property and equipment.

  During the six months ended June 30, 1998, the Company borrowed $38.4 million from The Chase Manhattan Bank. The Company used the majority of these funds to finance the $13.6 million cash portion of the Can-Am purchase price and to refinance the existing bank debt, $22.0 million, with Fleet. The Company also paid $1.9 million in deferred financing costs, primarily related to the purchase of Can-Am. On June 26, 1998, the Company raised $4.9 million before expenses from the issuance of subordinated promissory notes and warrants (See Note 5 of the "Notes to Consolidated Financial Statements"). On July 17, 1998, the Company issued an additional $2.45 million of subordinated promissory notes, before expenses. In addition, during the six months ended June 30, 1998, the Company repaid $4.0 million of principal on a note payable to American Home Products. The Company repaid the final $2.0 million of principal on the note payable to American Home Products on July 1, 1998. On August 14, 1998, the Company is required to pay $1.8 million to holders of the Senior Subordinated Convertible Notes.

  The Company currently anticipates that it will need to raise additional capital, either through borrowings and/or issuance of equity securities, during 1998 to help fund its operations and scheduled debt payments. No assurance can be given that additional financing, including currently planned financing, will be available, or, if available, that it will be available on acceptable terms. If additional funds are raised by issuing equity securities, further dilution to then existing stockholders will result. If adequate funds are not available, the Company may be required to significantly curtail one or more of its research and development programs, or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies or products which the Company would otherwise pursue on its own.

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

Risks Related to the Conversion to the Euro

 On January 1, 1999, eleven of the fifteen member countries of the European Union (the "Participating Countries") are scheduled to establish fixed conversion rates between their sovereign currencies and the Euro, and have agreed to adopt the Euro as their common legal currency. The Euro will then trade on currency exchanges and be available for non-cash transactions. The Participating Countries will issue sovereign debt exclusively in Euro, and will redenominate outstanding debt. Beginning January 1, 2002, the Participating Countries will issue new Euro-denominated bills and coins for use in cash transactions. No later than July 1, 2002, the Participating Countries will withdraw all bills and coins denominated in their sovereign currencies, making the conversion to the Euro complete.

 Certain of the Company's European Subsidiaries will need to adapt their information technology systems to accommodate Euro-denominated transactions. In addition, it is likely that there will be a greater transparency of pricing in the Participating Countries, making Europe a more competitive environment The Company's European Subsidiaries may need to respond by adjusting their business and financial strategies. The cost has not been quantified at this time. However, the Company does not believe that the consequences of the Euro conversion will have a material effect on the Company, although no assurances can be given.

Risks Related to the Year 2000

 The Company, including all of its business units, began investigating the impact of the Year 2000 issue in 1997, starting with internal information systems. Over the past few months, the Company has expanded the scope of its review to include external entities having critical or significant relationships with the Company (e.g. certain suppliers, customers, etc.). The basic process in addressing the Company's Year 2000 compliance efforts consists of the following activities:

- Compiling an inventory of all software, hardware, telecommunications, facility and manufacturing systems with potential date problems.
- Inventory assessment to determine compliance status; preparation of a business impact/risk analysis for use in setting priorities, contingency planning and scheduling.
- Survey of customer, business partner, key supplier and vendor readiness
- Repair or replacement of hardware, software, facility and operational equipment to achieve year 2000 compliance
-    Thorough testing procedures.
- Implementation and review of new or repaired systems and equipment to ensure accurate processing of dates, full functionality and acceptable level of service.

The Company is committed to identifying all business critical Year 2000 problems by December 31, 1998 and correcting them by June 30, 1999. To the extent that systems or components are testable, the Company will endeavor to ensure that each system or component is Year 2000 compliant. For systems or components that are not testable by the Company, the Company will work to procure certification from the appropriate source that the system or components are Year 2000 compliant. The Company is in the process of attempting to produce detailed plans that document the inventory of equipment, determine compliance, and recommend actions to upgrade all impacted systems. Costs will be estimated as a part of this plan but are not known at this time. Each subsidiary will have its own plan but will be incorporated into a master plan.

 If the Company were to fail in its efforts to be Year 2000 compliant; the failure could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Risks Related to New Product Development

  Certain of the Company's products are in various stages of research and development and the Company has generated no revenue from the commercialization of these products under development. Some of these products will require substantial additional development, pre-clinical and clinical testing and investment prior to their commercialization. There can be no assurance that the Company's research and development efforts will be successful, that any of the Company's products under development will prove to be safe or effective in clinical trials, that the Company will be able to obtain regulatory approval to market any of its products, that any of its products can be manufactured at acceptable cost and with appropriate quality, or that any of its products, if and when approved, can be successfully marketed.

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

Risk of Inadequate Funding; Future Capital Needs

 The Company currently anticipates that it will need to raise additional capital, either through borrowings and/or issuance of equity securities, during 1998 to help fund its operations and scheduled debt payments. No assurance can be given that additional financing, including currently planned financing, will be available, or, if available, that it will be available on acceptable terms. If additional funds are raised by issuing equity securities, further dilution to then existing stockholders will result. If adequate funds are not available, the Company may be required to curtail significantly one or more of its research and development programs, or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies or products which the Company would otherwise pursue on its own.

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

Litigation

 On April 22, 1998, Abbott Laboratories ("Abbott") served process on the Company and Princeton BioMeditech Corporation ("PBM"), which manufactures certain products for the Company, in an action filed in the United States District Court for the District of Massachusetts ("District Court"), asserting patent infringement arising from the Company and PBM's manufacture, use and sale of products that Abbott claims are covered by one or more of the claims of U.S. Patent Nos. 5,073,484 and 5,654,162 (the "Patents") to which Abbott asserts that it is the exclusive licensee. Abbott claims that certain Selfcare products relating to pregnancy detection and ovulation prediction infringe the Patents. Abbott is seeking an order finding that the Company and PBM infringe the Patents, an order preliminarily and permanently enjoining the Company and PBM from infringing the Patents, compensatory damages to be determined at trial, treble damages, costs, prejudgment and postjudgment interest on Abbott's compensatory damages, attorneys' fees, and a recall of all existing Company or PBM products found to infringe the Patents. The court has denied Abbott's motion for a preliminary injunction. The Company intends to defend this litigation vigorously.
A final ruling against the Company could have a material adverse effect on the Company's business, financial condition and results of operations.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Medical Selfcare, Inc. v. Selfcare, Inc.

  On November 15, 1997, Medical Selfcare, Inc. ("Medical") served process on the Company in an action filed in the United States District Court for the Northern District of California ("District Court") asserting service mark and trade name infringement, unfair competition, dilution, and related claims arising from the Company's use of the mark "Selfcare" for medical devices, pharmaceutical products and nutritional supplements. Medical sought damages for lost profits in an amount to be determined at trial, injunctive relief barring the Company's use of the name and mark "Selfcare" in connection with its products and services, destruction of products using the said name or mark, disgorgement of profits gained from the alleged infringement, treble damages, restitution, punitive damages and attorneys fees. The Company has answered the complaint and asserted various defenses and has filed a counterclaim seeking cancellation of Medical's federal service mark registrations. The Company has advised the District Court of its intention to phase out the use of the mark in connection with its nutritional supplement products. A hearing was held on Medical's motion for a preliminary injunction before the District Court on December 19, 1997. On January 5, 1998, the District Court entered an order, in the form proposed by the Company, requiring that, effective six months thereafter, the Company cease using the mark "Selfcare" on nutritional supplement products or packaging or distributing nutritional supplement products or packaging bearing the mark, and that the Company remove from its packaging the statement that the mark is "registered." On June 30, 1998, the Company entered into a settlement agreement resolving Medical's claims and the Company's counterclaims. Pursuant to the settlement agreement, the Company will receive a payment from Medical and will phase out its use of the name and mark "Selfcare".

Abbott Laboratories v. Selfcare, Inc. and Princeton BioMeditech
Corporation

 On April 22, 1998, Abbott Laboratories ("Abbott") served process on the Company and Princeton BioMeditech Corporation ("PBM"), which manufactures certain products for the Company, in an action filed in the United States District Court for the District of Massachusetts ("District Court"), asserting patent infringement arising from the Company and PBM's manufacture, use and sale of products that Abbott claims are covered by one or more of the claims of U.S. Patent Nos. 5,073,484 and 5,654,162 (the "Patents") to which Abbott asserts that it is the exclusive licensee. Abbott claims that certain Selfcare products relating to pregnancy detection and ovulation prediction infringe the Patents. Abbott is seeking an order finding that the Company and PBM infringe the Patents, an order preliminarily and permanently enjoining the Company and PBM from infringing the Patents, compensatory damages to be determined at trial, treble damages, costs, prejudgment and postjudgment interest on Abbott's compensatory damages, attorneys' fees, and a recall of all existing Company or PBM products found to infringe the Patents. The court has denied Abbott's motion for a preliminary injunction. The Company intends to defend this litigation vigorously. A final ruling against the Company could have a material adverse effect on the Company's business, financial condition and results of operations.


ITEM 2.  CHANGES IN SECURITIES

 On June 26, 1998, the Company entered into a Securities Purchase Agreement to sell Units (the "Units") having an aggregate purchase price of up to $10 million. Each Unit consists of (i) $25,000 in principal amount of a Subordinated Note (individually a "Note" and collectively the "Notes") and (ii) a warrant (individually a "Warrant" and collectively the "Warrants"), to acquire such number of shares of the Company's Common Stock, par value $.00l per share (the "Common Stock") as is determined by dividing $3,750 by the Exercise Price (as hereinafter defined) as of the date of issuance of such Warrant. The "Exercise Price" as of a particular date shall mean the average of the closing prices for shares of the Company's Common Stock on the American Stock Exchange on the five trading days immediately preceding such date. The issue price for each Unit shall be $25,000. The Warrants may be exercised, in whole or in part, at any time on or prior to the fifth anniversary of their issuance.

 On June 26, 1998, the Company sold Units consisting of an aggregate of $4.9 million of Notes and Warrants exercisable for 72,588 shares at $10.125 per share. On July 17, 1998, the Company sold Units consisting of an aggregate of $2.45 million of Notes and Warrants exercisable for 40,330 shares at $9.1125 per share.

 U.S. Boston Capital Corporation ("U.S. Boston Capital") acted as placement agent for the offering of the Royalty Notes. Willard L. Umphrey, a Director of the Company, is the Chairman, President, Treasurer and a Director of U.S. Boston Capital. In addition, Jonathan
J. Fleming, John F. Levy, and Willard L. Umphrey, Directors of the Company, received Warrants for an aggregate of 11,483 shares of Common Stock.

 Pear Tree Royalty Company, Inc. ("Pear Tree Royalty Company"), as the authorized representative of the Noteholders, is entitled to receive a Warrant, at each closing at which Units are sold, for a number of shares equal to one-third of the aggregate number of shares issuable under the other Warrants issued at such closing. Mr. Umphrey is also a Director and shareholder of Pear Tree Royalty Company. On June 26, 1998, Pear Tree Royalty Company received a Warrant for 24,196 shares and on July 17, 1998, Pear Tree Royalty Company received a Warrant for 13,443 shares


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

 The annual meeting of stockholders of the Company was held on Thursday, May 28, 1998. Carol R. Goldberg and Edward B. Roberts were re-elected as directors of the Company at the meeting. The other directors whose term of office continued after the meeting were: Jonathan J. Fleming, John Levy, Robert Oringer, Peter Townsend, Willard L. Umphrey and Ron Zwanziger

 In addition to the election of directors, the stockholders also ratified the selection of Arthur Andersen LLP as the Company's independent auditors for the 1998 fiscal year ending December 31, 1998.

 The following table summarizes the votes for, against or withheld and the number of abstentions and broker non-votes with regard to each matter voted upon:

                              Against or                     Broker
Matter              For       Withheld       Abstentions    Non-Votes

Election of:
  Ms. Goldberg      8,493,157           0         34,104         0
  Mr. Roberts       8,501,757           0         25,504         0

Ratify Selection
of Auditors         8,495,021      22,778          9,462         0


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


a.   Exhibits:

         Exhibit Number       Title


          10.1 Form of Securities Purchase Agreement dated June 26, 1998 among Selfcare, Inc., certain named purchasers, and certain other parties

          10.2 Form of 13% Subordinated Note issued by the Company in connection with the Securities Purchase Agreement dated June 26,1998

          10.3 Form of Warrant to Purchase Shares of Common Stock of the Company issued in connection with the Securities Purchase Agreement dated June 26, 1998

          27        Financial Data Schedule


b.   Reports on Form 8-K:

  The Company filed no reports on Form 8-K during the three-month period ended June 30, 1998.


SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        SELFCARE, INC.


Date: August 13, 1998                   /s/ Duane L. James
                                        ------------------
                                        Duane L. James,
                                        Chief Accounting Officer and an
                                        authorized officer