Form 10-Q
period 1998-09-30
SELFCARE INC
filed 1998-11-16
CIK 915901

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998

OR

[   ] Transition Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934 for the transition period from ___________ to _______________



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

                      Yes    X     No  ___

      The number of shares outstanding of the registrant's Common
Stock as of November 11, 1998 was 13,539,532.


     Transitional Small Business Disclosure Format (check one):

                      Yes            No   X



                         SELFCARE, INC.

                            FORM 10-Q

        For the Quarterly Period Ended September 30, 1998

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

            a) Consolidated Statements of Operations for the three months ended September 30, 1998 and 1997 and the nine months ended September 30, 1998 and 1997.

            b)  Consolidated Balance Sheets as of September 30,
                1998 and December 31, 1997.

            c) Consolidated Statements of Cash Flows for the nine months ended September 30, 1998 and 1997.

            d)  Notes to Consolidated Financial Statements

    Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations


    PART II. OTHER INFORMATION

    Item 1. Legal Proceedings

    Item 2. Changes in Securities

    Item 6. Exhibits and Reports on Form 8-K

    SIGNATURES


PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                         SELFCARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                     Three Months Ended          Nine Months Ended
                                     September 30,               September 30,
                                     1998          1997          1998           1997

Net product sales                 $32,501,021   $13,287,047   $85,754,751    $34,382,465
Grants and other revenue            1,138,657       336,366     3,204,288      1,011,939
                                 ------------   -----------   -----------   ------------
Net revenues                       33,639,678    13,623,413    88,959,039     35,394,404
Cost of revenues                   20,963,401     6,640,776    58,265,382     17,702,639
                                 ------------   -----------   -----------   ------------
    Gross profit                   12,676,277     6,982,637    30,693,657     17,691,765
Operating Expenses:
Research and development            1,990,664     4,566,665     5,403,409     11,945,504
Charge for in-process
 research and
 development (Note 5)                      --     1,794,100            --      3,072,300
Selling, general and
administrative                      9,895,721     6,712,950    26,240,308     17,414,334
Gain on sale of assets (Note 10)   (1,076,956)           --    (1,076,956)            --
Noncash compensation charge                --        37,629            --        112,887
                                 ------------   -----------   -----------   ------------
    Total operating expenses       10,809,429    13,111,344    30,566,761     32,545,025
                                 ------------   -----------   -----------   ------------
Operating income (loss)             1,866,848    (6,128,707)      126,896    (14,853,260)
Interest expense, including
noncash interest expense relating
to issuance of covertible notes    (1,907,404)   (1,544,001)    (7,520,277)   (3,273,642)
Interest income                       128,395       203,447       456,849        608,461
Equity in net income (loss) of
affiliate                                (467)     (430,000)      237,306       (430,000)
Other income (expense)                (24,564)       23,148     1,699,716       (728,837)
                                 ------------   ------------  ------------   ------------
Income (loss) before minority
interest, dividends and
accretion on preferred stock
of a subsidiary                        62,808    (7,876,113)   (4,999,510)   (18,677,278)
Minority interest in
subsidiaries' income                   45,604        14,516       119,287        144,936
Dividends and accretion on
mandatorily Redeemable
preferred stock of
a subsidiary                          (29,446)      (28,037)      (87,425)       (85,026)
                                 ------------   -----------   -----------   ------------
    Income (loss) before
     income taxes                      78,966    (7,889,634)   (4,967,648)   (18,617,378)
Provision for income taxes            160,886            --       297,198             --
                                 ------------   -----------   -----------   ------------
    Net loss                         $(81,920)  $(7,889,634)  $(5,264,846)  $(18,617,368)
                                 =============  ============  ============  =============

Basic and diluted net loss
per common and
potential common share                $(0.01)       $(1.08)       $(0.45)        $(2.57)
                                   ==========    ==========    ==========     ==========
Basic and diluted weighted
average number of common
and potential common shares
outstanding                        12,740,077     8,432,963    11,673,422      7,759,370
                                   ==========    ==========    ==========     ==========

   The accompanying notes are an integral part of these consolidated financial statements.


                         SELFCARE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                 SEPTEMBER  30,   DECEMBER 31,
                                                     1998            1997
                                                  (UNAUDITED)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                           $6,118,425   $15,669,898
Accounts receivable, net of allowance for
 doubtful accounts of $1,640,000 in 1998 and
 $1,158,000 in 1997                                 19,750,396     7,232,755
Inventories (Note 3)                                11,722,460     5,344,531
Note receivable                                             --     4,979,232
Prepaid expenses and other current assets            2,487,216     1,452,855
                                                    -----------  -----------
              Total current assets                  40,078,497    34,679,271


PROPERTY AND EQUIPMENT, NET                          9,764,128    10,508,032
INVESTMENTS IN AFFILIATED COMPANIES                  3,699,959     3,405,609
LOAN TO AFFILIATED COMPANY                             800,854       742,105
GOODWILL AND OTHER INTANGIBLE ASSETS, NET           71,204,029    43,393,263
OTHER ASSETS                                         7,628,883     3,035,414
                                                    ----------   -----------
              Total assets                        $133,176,350   $95,763,694
                                                  ============   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of notes payable                   $14,307,251   $20,426,511
Accounts payable                                    15,333,379     6,079,242
Accrued expenses and other current
liabilities                                         11,352,902     8,251,021
Current portion of deferred revenue                  1,174,700     2,204,159
                                                   -----------   -----------
              Total current liabilities             42,168,232    36,960,933

LONG-TERM LIABILITIES:
Deferred revenue, net of current portion               113,324     2,674,971
Notes payable, net of current portion               55,455,590    39,476,074
Other long-term liabilities                          2,225,000            --
                                                   -----------   -----------
               Total long-term liabilities          57,793,914    42,151,045

COMMITMENTS AND CONTINGENCIES (Notes 5 through 7)

MINORITY INTEREST IN SUBSIDIARIES                           --        70,496
                                                   ------------   -----------
MANDATORILY REDEEMABLE PREFERRED STOCK OF
 A SUBSIDIARY                                        1,955,452     1,868,027
                                                    -----------   ----------
SERIES B CONVERTIBLE PREFERRED STOCK,
 $.001 PAR VALUE Issued - 8,000 shares,
 outstanding - 6,200 in 1998 and 8,000 in 1997       7,179,848     9,272,508
                                                     ---------    ----------
STOCKHOLDERS' EQUITY:
Series A Preferred Stock, $.001 par value -
 Issued and outstanding - 0 and 400 shares in
 1998 and 1997, respectively                                --            --
Common Stock, $.001 par value -
 Authorized - 45,000,000 shares
 Issued -13,696,307 and  9,681,389
 shares in 1998 and 1997, respectively                  13,696         9,681
Additional paid-in capital                         102,907,702    75,753,699
Less-Treasury stock, at cost, 743,652
 and 32,197 shares in 1998 and
 1997, respectively                                 (3,724,829)     (211,460)
Accumulated deficit                                (75,480,161)  (70,183,506)
Cumulative translation adjustment                      362,496        72,271
                                                 --------------  ------------
              Total stockholders' equity            24,078,904     5,440,685
                                                --------------   ------------
              Total liabilities and
              stockholders' equity                $133,176,350   $95,763,694
                                                 =============   ===========

   The accompanying notes are an integral part of these consolidated financial statements.

                         SELFCARE INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                        1998             1997
Cash Flows From Operating Activities:
 Net loss                                          $(5,264,846)    $(18,617,368)
 Adjustments to reconcile net loss to net
 cash used in operating
 Activities:
  Dividends and accretion on preferred
  stock of a subsidiary                                 87,425           85,026
  Gain on sale of assets                            (1,076,956)              --
  Non-cash interest expense related to
  amortization of original issue discount            1,679,268               --
  Non-cash income related to treasury stock
  received in settlement of lawsuit                 (1,498,844)              --
  Non-cash in-process research and
  development expense                                       --        3,072,300
  Compensation expense related to issuance
  of common stock options                                   --           20,589
  Amortization of deferred revenue                  (3,204,288)      (1,046,907)
  Depreciation and amortization                      6,782,399        3,810,701
  Equity in net (income) loss of affiliate            (237,306)         430,000
  Minority interest in subsidiaries' loss             (119,287)        (159,213)
  Changes in assets and liabilities:
   Accounts receivable                              (9,527,126)      (2,291,203)
   Inventories                                      (2,320,020)      (2,096,825)
   Prepaid and other current assets                 (3,272,827)        (554,351)
   Accounts payable                                  6,108,493        1,336,572
   Accrued expenses and other current
   liabilities                                         183,365        1,303,371
                                                    -----------      -----------
        Net cash used in operating
        activities                                 (11,680,550)     (14,707,308)
                                                   ------------     ------------

Cash Flows From Investing Activities:
 Purchases of property and equipment                (1,076,573)      (4,483,817)
 Cash paid for acquisition of Can-Am Care
 Corporation                                       (15,044,640)              --
 Cash paid for purchase of USB '93
 Technology Associates Limited Partnership            (515,604)              --
 Cash paid for license from ChemTrak                        --         (333,000)
 Cash paid for investment in Orgenics Ltd.             (92,435)      (9,134,252)
 Cash paid for purchase of Nutritional
 Supplement Lines                                           --      (37,067,579)
 Cash received from affiliated company as
 repayment of loan                                      81,350               --
 Cash loaned to affiliated company                          --         (572,105)
 Cash received from sale of assets                     230,000               --
 Increase in other assets                             (295,786)        (324,353)
                                                    -----------      -----------
        Net cash used in investing
        activities                                 (16,713,688)     (51,915,106)
                                                   ------------    -------------

Cash Flows From Financing Activities:
 Cash paid for deferred financing costs             (1,927,886)              --
 Net proceeds from issuance of common stock          1,326,725       17,380,032
 Net proceeds from issuance of preferred stock              --        7,600,000
 Purchase of treasury stock                                 --         (196,260)
 Proceeds from borrowings under notes
 payable                                            52,339,187       46,606,876
 Repayments of notes payable                       (32,928,984)      (9,225,984)
                                                  -------------    -------------
        Net cash provided by
        financing activities                        18,809,042       62,164,664
                                                 --------------   --------------

Foreign Exchange Effect on Cash and Cash
Equivalents                                             33,723          559,632
                                                 --------------    -------------

Net Decrease in Cash and Cash
Equivalents                                         (9,551,473)      (3,898,118)
Cash and Cash Equivalents, beginning of year        15,669,898       16,458,654
                                                  -------------    -------------
Cash and Cash Equivalents, end of period            $6,118,425      $12,560,536
                                                   ============     ===========
Supplemental Disclosures of Cash Flow
Information:
 Cash paid for -
  Interest                                          $5,705,806       $2,042,396
  Income taxes                                        $450,592           $5,000

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

2) Cash and Cash Equivalents

  The Company considers all highly liquid cash investments with maturities of three months or less at the date of acquisition to be cash equivalents. At September 30, 1998, the Company's cash equivalents consisted of repurchase agreements and money market funds. The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". As of December 31, 1997 and September 30, 1998, all of the Company's cash equivalents are classified as held to maturity and carried at amortized cost, which approximates market value.

3) Inventory

  Inventory is comprised of the following:

                              September 30, 1998       December 31, 1997
                              ------------------       -----------------
     Raw materials                 $  4,014,532         $  3,006,076
     Work in-process                    715,584              405,404
     Finished goods                   6,992,344            1,933,051
                                 --------------         ------------
                                   $ 11,722,460         $  5,344,531
                                 ==============         ============
4) Reclassifications

 Certain prior period amounts have been reclassified to conform to the current period's presentation.

5) Non recurring, non-cash income and expenses

  For the three and nine month periods ended September 30, 1998, the Company recognized $60,000 and $1.7 million, respectively, of non-cash interest expense for the amortization of the original issue discount on convertible notes. Also, for the nine months ended September 30, 1998, the Company recognized $1.5 million of non-cash income related to 155,724 shares of the Company's Common Stock received into treasury in connection with the Settlement Agreement dated March 6, 1998 by and between the Company, Trinity
Biotech PLC, Flambelle Limited and Eastcourt Limited.   Finally,
in the three and nine months ended September 30, 1998, the Company received primarily non-cash consideration for the sale of certain assets (see Note 10). The sale yielded a gain of approximately $1.1 million.

  For the three and nine months ended September 30, 1997, the Company recognized expense of $1.8 million and $3.1 million, respectively, for in-process research and development related to the acquisition of Orgenics, Ltd. The allocation of a portion of the purchase price to in-process research and development represented the applicable pro-rata portion of its appraised value of $7,700,000. For the nine months ended September 30, 1997, the Company recorded an unrealized loss of $717,000 related to foreign currency translation of intercompany balances.

6) Subordinated Promissory Notes

 On June 26, 1998, the Company entered into a Securities Purchase Agreement to sell Units (the "Units") having an aggregate purchase price of up to $11 million. Each Unit consists of (i) $25,000 in principal amount of a Subordinated Note (individually a "Note" and collectively the "Notes") and
(ii) a warrant (individually a "Warrant" and collectively the "Warrants") to acquire such number of shares of the Company's Common Stock, par value $.00l per share determined by dividing $3,750 by the Exercise Price (as hereinafter defined) as of the date of issuance of such Warrant. The "Exercise Price" as of a particular date means the average of the closing prices for shares of the Company's Common Stock on the American Stock Exchange on the five trading days immediately preceding such date. The Notes are due on the second anniversary of their date of issuance and the Warrants may be exercised, in whole or in part, at any time on or prior to the fifth anniversary of their issuance.

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

 On June 26, 1998, the Company sold Units consisting of an aggregate of $4.9 million of Notes and Warrants exercisable for 72,588 shares at $10.125 per share. On July 17, 1998, the Company sold Units consisting of an aggregate of $2.45 million of Notes and Warrants exercisable for 40,330 shares at $9.1125 per share. On August 28, 1998, the Company sold Units consisting of an aggregate of $2.85 million of Notes and Warrants exercisable for 68,813 shares at $6.2125 per share.

 U.S. Boston Capital Corporation ("U.S. Boston Capital") acted as placement agent for the offering of the Notes. As compensation for its services as placement agent, U.S. Boston Capital received cash commissions totaling $612,000, which the Company recorded as deferred financing costs and will amortize over the 2-year life of the Notes. U.S. Boston Capital was also reimbursed for the fees and disbursements of its counsel and received a non-accountable expense allowance of $10,200. A Director of the Company is the Chairman, President, Treasurer and a Director of U.S. Boston Capital. In addition, three Directors of the Company purchased Units with an aggregate issue price of $775,000 on June 26, 1998.

 Pear Tree Royalty Company, Inc. ("Pear Tree Royalty Company"), as the authorized representative of the Noteholders, received a Warrant, at each closing at which Units were sold, for a number of shares equal to one-third of the aggregate number of shares issuable under the other Warrants issued at such closing. A Company Director is also a Director and shareholder of Pear Tree Royalty Company. On June 26, 1998, Pear Tree Royalty Company received a Warrant for 24,196 shares, on July 17, 1998, Pear Tree Royalty Company received a Warrant for 13,443 shares and on August 28, 1998, Pear Tree Royalty Company received a Warrant for 22,938 shares.

 Upon issuance of the Notes and Warrants the Company allocated a total of $826,000 of the proceeds to the Warrants and is amortizing the related original issuance discount and deferred financing costs over the 2-year life of the Notes.

7) Legal proceedings

a) Abbott Laboratories v. Selfcare, Inc. and Princeton
BioMeditech Corporation

 On April 22, 1998, Abbott Laboratories (Abbott) served process on the Company and Princeton BioMeditech Corporation (PBM), which manufactures certain products for the Company, asserting patent infringement arising from the Company and PBM's manufacture, use and sale of products that Abbott claims are covered by one or more of the claims of patents to which Abbott asserts that it is the exclusive licensee. Abbott claims that certain Selfcare products relating to pregnancy detection and ovulation prediction infringe the patents. Abbott is seeking an order preliminarily and permanently enjoining the Company and PBM from infringing the Patents, compensatory damages to be determined at trial, treble damages, costs, prejudgment and postjudgment interest on Abbott's compensatory damages, attorneys' fees, and a recall of all existing Company or PBM products found to infringe the Patents. On August 5, 1998, the court denied Abbott's motion for a preliminary injunction. On October 23, 1998, the Company filed a counterclaim against Abbott, asserting that Abbott is infringing patents which are owned by a joint venture of the Company and PBM, and seeking a declaration that Abbott infringes the patents, permanent injunctive relief, money damages and attorneys' fees. On November 5, 1998, Abbott filed a counterclaim against the Company asserting the invalidity of the patents which are owned by a joint venture of the Company and PBM and seeking a declaration of invalidity, non-infringement and unenforceability. The case is currently in the discovery stage. The Company intends to defend this litigation vigorously. A final ruling against the Company could have a material adverse impact on the Company's business, financial condition and results of operations.

b) Abbott Laboratories v. Lifescan, Inc. and Selfcare, Inc.

 In late October 1998, Abbott commenced a lawsuit against the Company and Lifescan, Inc., a subsidiary of Johnson & Johnson, Inc. The complaint alleges that the disposable test strips used in the FastTakeTM blood glucose monitoring system supplied by a subsidiary of the Company to Lifescan infringe a patent owned by Abbott. Abbott is seeking damages and an injunction against sales in the United States. Abbott is also seeking to enjoin Lifescan and Selfcare from the manufacture, use and sale of these blood glucose test strips in the United States during the pendency of the infringement litigation. Based on a review of the Abbott claims by patent counsel, the Company believes that the FastTake test strips do not infringe the Abbott patent. Selfcare also believes that Abbott's claims will be proven to be without merit, and intends to vigorously defend them. A final ruling against the Company would have a material adverse impact on the Company's business, financial condition and results of operations.

8) Net Loss per Common Share.

  In February 1997, the Financial Accounting Standards Board
(FASB) issued SFAS No. 128, "Earnings per Share", which established new standards for calculating and presenting earnings per share. This standard is effective for periods ending after December 15, 1997, with earlier application not permitted. These condensed financial statements have been prepared and presented based on the new standard. Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share for the periods presented is the same as basic net loss per share since the inclusion of the potential common stock equivalents would be antidilutive. Calculations of basic and diluted net loss per share are as follows:


                         Three Months Ended September 30,   Nine Months Ended September 30,
                                1998            1997                1998           1997
                                ----            ----                ----           ----

Net loss                      $(81,920)     $(7,889,634)       $(5,264,846)    $(18,617,368)
Dividends on Series A
Preferred Stock                    --            (6,049)                --          (98,825)
Accretion on Series B
Preferred Stock                    --        (1,193,045)                --       (1,193,045)
                              ____________   ____________      ____________    _____________
Income (loss) available
to Common Shareholders       $(81,920)      $(9,088,728)       $(5,264,846)    $(19,909,238)

Basic and diluted weighted
average number of common
and potential common
shares outstanding         12,740,077         8,432,963         11,673,422        7,759,370

Basic and diluted net
loss per common and
potential common share       $ (0.01)           $(1.08)            $(0.45)          $(2.57)



9) Comprehensive Income

  The Company adopted SFAS 130, "Reporting Comprehensive Income", effective January 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. The Company's only item of other comprehensive income relates to foreign currency translation adjustments and is presented separately on the balance sheet as required. If presented on the statement of operations, comprehensive income would be approximately $378,000 more than reported net income for the three months ended September 30, 1998 and $282,000 more than reported net income for the nine months ended September 30, 1998, due to foreign currency translation adjustments.

  In July 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Unless impractible, companies would be required to disclose similar prior period information upon adoption.

10) Sale of Certain Assets

  On September 30, 1998, the Company and its wholly owned Irish subsidiary, Cambridge Diagnostics Ireland, Ltd. (CDIL) signed an agreement with Trinity Biotech whereby CDIL agrees to sell certain assets of the infectious disease diagnostics product lines, primarily inventories, equipment and its ongoing business. In return for the product lines the Company received consideration of approximately $2.3 million consisting of 555,731 shares of Selfcare stock, 300,000 shares of Enviromed stock and $230,000 in cash. Enviromed is already 29% owned by the Company. The Company recorded a gain on the sale of the business of approximately $1.1 million.

11) License Agreements with Becton, Dickinson and Company

  On September 1, 1998, the Company entered into two patent license agreements with Becton, Dickinson and Company. The agreements are effective April 1, 1998 and continue in effect until the last to expire of the Licensed Patents, as defined in the agreements, in each country or region. The Company has the right to terminate its license by giving 30 days advance written notice. The agreements grant the Company the rights to manufacture and sell products incorporating certain patented technology as defined by the agreement. The Company is obligated to pay royalties on the net sales of products incorporating the licensed technology at a rate of 6% until December 31, 1998, and then a royalty of 6.25% beginning January 1, 1999, on the first $108 million of net sales and 5.25%, thereafter, extending through the expiration of the patents.

     ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

  Selfcare, Inc. (the "Company" or "Selfcare") is engaged in the development, manufacture, and marketing of self-test diagnostic products for the diabetes, women's health and infectious disease markets, as well as the marketing of nutritional supplement products, several of which are targeted primarily at the women's health market. The Company's existing and planned products are targeted at the two largest existing markets for self-care diagnostics, diabetes management and women's health, as well as the emerging market for self-tests for infectious diseases and agents, including human immunodeficiency viruses ("HIV") and nutritional supplements. An important part of the Company's business strategy is to enter into strategic alliances, joint ventures and licensing arrangements with third parties, primarily medical products companies, for the development, manufacture, and distribution of certain products. The Company is also pursuing a strategy of selective acquisitions of companies, assets and technologies, which it believes will enhance its ability to deliver innovative diagnostic products to the marketplace at a low cost.

RESULTS OF OPERATIONS

  Net Revenues. Net revenues increased $20.0 million, or 147%, to $33.6 million for the three months ended September 30, 1998 from $13.6 million for the three months ended September 30, 1997. Net revenues increased $53.6 million, or 151%, to $89.0 million for the nine months ended September 30, 1998 from $35.4 million for the nine months ended September 30, 1997. The most significant portion of the increase in net revenues is attributed to the Company's diabetes business, which had net revenues of $15.7 million and $42.6 million for the three and nine months ended September 30, 1998, respectively. The Company's principal product for the diabetes market is an electrochemical, biosensor-based blood glucose monitoring system being distributed by LifeScan, Inc., a subsidiary of Johnson & Johnson ("LifeScan"), known as FastTakeTM. The FastTake system consists of an instrument, referred to as a meter, and a disposable test strip. The Company commenced shipments to LifeScan in December 1997.
Net revenues of the Company's diabetes business also increased as a result of the Company's acquisition of Can-Am Care Corporation ("Can-Am"), a leading supplier of diabetes care products, on February 18, 1998. Net revenues of women's health products increased approximately $617,000 and $1.8 million for the three and nine months ended September 30, 1998 as compared to the three and nine months ended September 30, 1997, respectively. Approximately $1.4 million of the increase in net revenues for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997 is attributed to sales of nutritional supplements. Net revenues of nutritional supplements increased $5.7 million for the nine months ended September 30, 1998 as compared to the period of February 19 (the date of acquisition) to September 30, 1997. Net revenues of diagnostic products for infectious diseases increased by $1.5 million and $1.3 million for the three and nine months ended September 30, 1998, respectively, as compared to the three and nine months ended September 30, 1997, respectively. Grant and other revenue was approximately $1.1 million and $3.2 million for the three and nine months ended September 30, 1998 compared to $336,000 and $1.0 million for the three and nine months ended September 30, 1997. The Company deferred $3.0 million of a $7.0 million success fee received from LifeScan in October 1996. The Company recognizes the revenue related to the success fee as FastTake meters are shipped to LifeScan. The Company has accelerated the recognition of this revenue based on the change in the estimated life of the current meter because of the planned introduction of an improved meter. The remainder of the deferred revenue relates to certain development and capital grants for the Company's facility in Inverness, Scotland.

  Gross profit. Gross profit increased by $5.7 million or 82% to $12.7 million for the quarter ended September 30, 1998 from $7.0 million for the quarter ended September 30, 1997. The increase in the absolute amount of gross profit dollars was derived primarily from net revenues of the diabetes products, which accounted for $2.8 million of the increase. Due to higher sales levels, the gross profits on the net revenues of nutritional supplements and diagnostic products for infectious diseases increased by $1.0 million and $1.1 million, respectively, for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. Although net revenues of women's health products increased approximately $617,000, the gross profits on the net revenues of women's health products decreased by $141,000 for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. This was due to royalty obligations (see Note 11 of the "Notes to Consolidated Financial Statements") and because there was a higher percentage of sales of private labeled products versus branded products. These factors were partially offset by reduced freight costs. In addition, for the three months ended September 30, 1998, gross profit was augmented by an $802,000 increase in grant and other revenue compared to the three months ended September 30, 1997. For the nine months ended September 30, 1998, gross profit increased by $13.0 million or 73% to $30.7 million for the nine months ended September 30, 1998 from $17.7 million for the nine months ended September 30, 1997. Gross profits on the net revenues of diabetes products accounted for $4.9 million of the increase. The increased net revenues of the nutritional supplements and diagnostic products for infectious diseases added $4.1 million and $1.2 million of the increase in gross profits, respectively, for the nine-month period. During the nine months ended September 30, 1998, gross profits on the net revenues of women's health products remained flat on higher sales volumes as compared to the nine months ended September 30, 1997 due to the product mix and royalties, as mentioned above. In addition, gross profit was aided by a $2.2 million increase in grant and other revenue for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. Gross profit as a percentage of net revenues decreased to 38% and 35% for the three and nine-month periods ended September 30, 1998, respectively, from 51% and 50% of net revenues for the three and nine months ended September 30, 1997, respectively. The decrease in gross profit as a percentage of net revenues was due to shipments of FastTake meters, which are sold at the Company's cost per the agreement with LifeScan. This was partially offset by the increase in the recognition of deferred revenue. The Company expects that the blended gross profit, excluding the effect of the recognition of deferred revenue, will improve as volumes of test strips for the FastTake system increase. This has already begun to occur as the gross profit as a percentage of net revenues increased to 38% for the three months ended September 30, 1998 from 33% for the three months ended June 30, 1998.

  Research and Development. Research and development expenses decreased by $2.6 million or 56% for the three months ended September 30, 1998 to $2.0 million from $4.6 million for the three months ended September 30, 1997. For the nine months ended September 30, 1998, research and development expense decreased by $6.5 million or 55% to $5.4 million from $11.9 million for the nine months ended September 30, 1997. The decrease was primarily due to the transition, in December 1997, of the FastTake system from research and development into production. The Company expects to continue to spend significant amounts on research and development throughout 1998. However, the Company does not expect 1998 research and development expenses to be as high as research and development expenses in 1997.

  Charge for In-Process Research and Development. For the three and nine months ended September 30, 1997, the Company recognized expense in the amount of $1.8 million and $3.1 million, respectively, representing a pro rata portion of the purchase price of the Company's interest in Orgenics, Ltd., which was allocated to in process research and development projects that did not achieve technological feasibility and did not have future alternative uses.

  Selling, General and Administrative. Selling, general, and administrative expense increased $3.2 million or 47% to $9.9 million for the three months ended September 30, 1998 from $6.7 million for the three months ended September 30, 1997. Selling, general, and administrative expense increased $8.8 million or 51% to $26.2 million for the nine months ended September 30, 1998 from $17.4 million for the nine months ended September 30, 1997. The increases were primarily attributable to increased spending on marketing of the nutritional supplements and to the selling, general and administrative expenses of Can-Am, which the Company acquired on February 18, 1998. Amortization of goodwill and intangible assets resulting from the acquisitions of the nutritional supplement lines, Can-Am, and Orgenics, Ltd accounted for $326,000 and $1.2 million of the increase for the three and nine-month periods ended September 30, 1998. Selling, general and administrative expense, as a percentage of net revenues, decreased to 29% and 30% of net revenues during the three and nine months ended September 30, 1998, respectively, as compared to 49% of net revenues for the same periods in 1997.

  Gain on Sale of Assets. On September 30, 1998, the Company sold the infectious disease diagnostics business of its subsidiary, Cambridge Diagnostics Ireland, Ltd., to Trinity Biotech plc, for consideration of 555,731 shares of Selfcare Inc. common stock owned by Trinity Biotech, $230,000 in cash and other consideration valued at approximately $43,000. The Company recorded a gain of approximately $1.1 million as a result of the sale of the assets.

  Interest and Other Income (Expense). For the three and nine months ended September 30, 1998 the Company incurred interest expense of $1.9 million and $7.5 million, respectively, compared to $1.5 million and $3.3 million for the three and nine months ended September 30, 1997, respectively. The Company recognized $60,000 and $1.7 million of non-cash interest expense for the amortization of the original issue discount on convertible notes for the three and nine months ended September 30, 1998, respectively. During the second and third quarters of 1998, the Company issued $10.2 million in Subordinated Notes (See Note 6 of the "Notes to Consolidated Financial Statements") and accrued interest of $373,000 and $382,000 with respect thereto for the three and nine months ended September 30, 1998. The Company incurred interest expense on Subordinated Revenue Royalty
Notes of $425,000 and $1.4 million for the three and nine months ended September 30, 1998, respectively, compared to $387,000 and $459,000 for the three and nine months ended September 30, 1997, respectively. The Company also incurred interest expense of $177,000 and $882,000 for the three and nine months ended September 30, 1998 on Senior Subordinated Convertible Notes, which were issued October 28, 1997. In addition, the Company's subsidiary, Inverness Medical, Inc. incurred interest expense increases of $315,000 and $879,000 for the three and nine months ended September 30, 1998 as compared to the similar periods last year due to increased borrowings used to acquire Can-Am. Also, for the nine months ended September 30, 1998, the Company recognized $1.5 million of non-cash income related to 155,724 shares of the Company's Common Stock received into treasury in connection with the settlement agreement dated March 6, 1998 by and between the Company, Trinity Biotech PLC, Flambelle Limited and Eastcourt Limited.

  Dividends and Accretion on Mandatorily Redeemable Preferred Stock of a Subsidiary and Minority Interest. The Company's subsidiary in Inverness, Scotland accrued $29,000 and $87,000 for the three and nine months ended September 30, 1998, respectively, representing a 6% dividend payable and accretion on the outstanding cumulative redeemable preference shares. The accrued dividends payable and accretion were $28,000 and $85,000 for the similar periods last year. Minority interest in certain of the Company's subsidiaries was income of $45,000 and $119,000 for the three and nine months ended September 30, 1998, respectively, as compared to income of $15,000 and $145,000 for the three and nine months ended September 30, 1997, respectively.

  Foreign Currency Translation. Fluctuations in foreign currency did not significantly impact revenue performance measured in U.S. dollars for the three or nine months ended September 30, 1998. Substantially all of the Company's foreign sales are paid in the functional currency of the selling entity. The Company recorded an unrealized loss of $717,000 for the nine months ended September 30, 1997 related to foreign currency translation of intercompany balances.

  Net Loss. For the three months ended September 30, 1998, the Company had a net loss of approximately $82,000 or ($0.01) per common and potential common share compared to a net loss of $7.9 million or ($1.08) per common and potential common share for the three months ended September 30, 1997. The results for the three-month periods ending September 30, 1997 and September 30, 1998 included significant non-recurring, non-cash charges and income as detailed above. Excluding these charges and income, the net loss for the three months ended September 30, 1998 was $1.1 million or ($0.09) per common and potential common share compared to a net loss of $6.1 million or ($0.87) per common and potential common share for the three months ended September 30, 1997. For the nine months ended September 30, 1998, the Company had a net loss of $5.3 million or ($0.45) per common and potential common share compared to a net loss of $18.6 million or ($2.57) per common and potential common share for the nine months ended September 30, 1997. The results for the nine-month periods ending September 30, 1997 and September 30, 1998 included significant non-recurring, non-cash charges and income as detailed above. Excluding these charges and income, the net loss for the nine months ended September 30, 1998 was $6.2 million or ($0.53) per common and potential common share compared to a net loss of $15.4 million or ($2.16) per common and potential common share for the nine months ended September 30, 1997.

  For the three months ended September 30, 1998, earnings before interest, taxes, depreciation and amortization ("EBITDA") before non-recurring, non-cash charges was $2.4 million or $0.19 per common and potential common share compared to a loss of $2.7 million or ($0.32) per common and potential common share for the three months ended September 30, 1997. For the nine months ended September 30, 1998, EBITDA before non-recurring, non-cash charges was $3.5 million or $0.30 per common and potential common share compared to a loss of $7.9 million or ($1.01) per common and potential common share for the nine months ended September 30, 1997.


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

  At September 30, 1998, the Company had cash and cash equivalents of $6.1 million, a $9.6 million decrease from December 31, 1997. The net cash used in operating activities in the nine months ended September 30, 1998 was $11.7 million due partially to net losses of $5.3 million. However, the net loss includes non-cash charges and income described above. Other uses of cash in operating activities included increases in both accounts receivable and inventory of $11.8 million. Prepaid and other current assets increased $3.3 million. Cash was provided for operations in part by an increase in accounts payable, accrued expenses, and other current liabilities of $6.3 million.

  During the nine months ended September 30, 1998, the Company used $1.1 million to purchase property and equipment.

  During the nine months ended September 30, 1998, the Company borrowed $38.4 million from The Chase Manhattan Bank. The Company used the majority of these funds to finance the $13.6 million cash portion of the Can-Am purchase price and to refinance the existing bank debt, $22.0 million, with Fleet Bank. The Company also paid $1.9 million in deferred financing costs, primarily related to the purchase of Can-Am. Between June 26, 1998 and August 26, 1998, the Company raised $10.2 million before expenses from the issuance of subordinated promissory notes and warrants (See Note 5 of the "Notes to Consolidated Financial Statements"). In addition, during the nine months ended September 30, 1998, the Company repaid $6.0 million of principal on a note payable to American Home Products.

  The Company currently anticipates that it will need to raise additional capital, either through borrowings and/or issuance of equity securities, during 1998 to help fund its operations and scheduled debt payments. No assurance can be given that additional financing will be available, or, if available, that it will be available on acceptable terms. If additional funds are raised by issuing equity securities, further dilution to then existing stockholders may result. If adequate funds are not available, the Company may be required to significantly curtail one or more of its research and development programs, or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies or products which the Company would otherwise pursue on its own.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

 Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements, and is including this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. Although the Company believes the forward-looking statements are based on reasonable assumptions, the Company can give no assurance that its expectations will be attained. Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, general economic and real estate conditions, the availability of equity and debt financing for acquisitions, research and product development, interest rates, competition for self-suppliers in achieving year 2000 compliance and other risks detailed from time to time in the filings of the Company with the Securities and Exchange Commission ("SEC") including, without limitation, quarterly reports on Form 10-Q, current reports on Form 8-K, and annual report on Form 10-KSB.

Risks Related to the LifeScan Alliance

 The Company has entered into an exclusive worldwide alliance and distribution agreement (the "LifeScan Alliance") with LifeScan, Inc., a subsidiary of Johnson & Johnson ("LifeScan"). Under the terms of the LifeScan Alliance, Selfcare manufactures and LifeScan distributes Selfcare's proprietary electrochemical blood glucose monitoring system for the management of diabetes known as FastTake. Selfcare commenced shipments of FastTake in December 1997. The Company's future results of operations depend to a substantial degree on LifeScan's ability to market and sell FastTake. No assurance can be given as to the market acceptance of FastTake. The failure to produce, market and distribute successfully FastTake would have a material adverse effect on the Company's business, financial condition and results of operations. See Part II, Item 1 Legal Proceedings, below, for a discussion of certain legal proceedings including recently filed litigation against the Company and LifeScan.

Risk of Inadequate Funding; Future Capital Needs

 The Company currently anticipates that it will need to raise additional capital, either through borrowings and/or issuance of equity securities, in early 1999, to help fund its operations and scheduled debt payments. No assurance can be given that additional financing, will be available, or, if available, that it will be available on acceptable terms. If additional funds are raised by issuing equity securities, further dilution to then existing stockholders will result. If adequate funds are not available, the Company may be required to curtail significantly one or more of its research and development programs, or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies or products which the Company would otherwise pursue on its own.

Dependence on Patents and Proprietary Technology; Trademarks

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

  In addition, the Company may be required to obtain licenses to patents or other proprietary rights of third parties to market its products. No assurance can be given that licenses required under any such patents or proprietary rights would be made available on terms acceptable to the Company, if at all. If the Company does not obtain such licenses, it could encounter delays in product market introductions while it attempts to design around such patents or other rights, or be unable to develop, manufacture or sell such products in certain countries or at all. Under the distribution agreement entered into pursuant to the LifeScan Alliance, Selfcare has agreed to indemnify LifeScan for any claims that FastTake infringes any patents. See Part II, Item 1 Legal Proceedings, below, for a discussion of certain legal proceedings including recently filed litigation against the Company and LifeScan.

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

Risks Related to the Year 2000 Issue

 The statements in the following section include "Year 2000
readiness disclosure" within the meaning of the Year 2000
Information and Readiness Disclosure Act of 1998.

 Background. The term "Year 2000 issue" is a general term used to describe various problems that may result from the improper processing by computer systems of dates after 1999. These problems arise from the inability of some hardware and software to distinguish dates before the year 2000 from dates in and after the year 2000. This could result in a system failure or miscalculations causing disruptions of operations. The Year 2000 issue affects virtually all companies and all organizations.

 The Company's and its subsidiaries' (the "Companies") efforts to address their Year 2000 issues are focused in the following three areas: (i) reviewing and taking any necessary steps to attempt to correct the Companies' computer information systems (i.e., software applications and hardware platforms),
(ii) evaluating and making any necessary modifications to other computer systems that do not relate to information technology but include embedded technology, such as telecommunications, security, fire and safety systems, and (iii) communicating with certain significant customers, suppliers and service providers to determine whether there will be any interruption in their systems that could affect the Companies.

 The Companies' State of Readiness. The Companies have developed a four-phase plan to address their Year 2000 issues
(their "Year 2000 Plan").  The four phases are: (i) Awareness,
(ii) Assessment, (iii) Remediation, and (iv) Testing.

 Awareness. The Companies have made the relevant employees aware of the Year 2000 issue and collected information from such employees regarding systems that might be affected. The Company has established a project team to lead its efforts and management will oversee the Companies' progress with respect to the implementation of their Year 2000 Plan. In addition, the Year 2000 Plan will be subject to the review of the Board of Directors.

 Assessment. The Companies have substantially completed an assessment of their standard computer information systems and are now taking the further necessary steps to make their core computer information systems, in those situations in which the Companies are required to do so, Year 2000 compliant. See "Remediation" below. The Companies are in the process of obtaining written verification from vendors to the effect that the Companies' other (i.e., non-core) standard computer information systems acquired from such vendors correctly distinguish dates before the year 2000 from dates in and after the year 2000. The Companies expect that they will obtain such verifications, or a commitment from the relevant vendor to provide a solution, by no later than April 30, 1999.

 In addition, the Companies are currently evaluating and assessing their other computer systems that do not relate to information technology but include embedded technology, such as telecommunications, security, fire and safety systems, and expects that their assessment will be completed by March 31, 1999. The Companies are aware that such systems contain embedded chips that are difficult to identify and test and may require complete replacement because they cannot be repaired. Failure of the Companies to identify or remediate any embedded chips (either on an individual or aggregate basis) on which significant business operations depend, such as phone systems, could have a material adverse impact on the Companies' business, financial condition and results of operations.

 The Companies are seeking written verification from its significant customers, suppliers, and service providers that they will be Year 2000 compliant by no later than April 30, 1999. For the foregoing reasons, the Companies do not believe that there is a significant risk related to the failure of vendors or third-party service providers to prepare for the Year 2000; however, the costs and timing of third-party Year 2000 compliance is not within the Companies' control and no assurances can be given with respect to the cost or timing of such efforts or the potential effects of any failure to comply.

 Remediation. The Companies' primary use of software systems is their accounting and Electronic Data Interface (EDI) software. The Company also uses programmable logic controls ("PLC") in manufacturing operations at its facility in Inverness, Scotland. The Company has received written verification from its vendor of the accounting software used in its corporate office that the software is Year 2000 compliant. The Company expects an upgrade for its EDI software that has been designed to be Year 2000 compliant by March 31, 1999. The PLCs are in process of being tested.

 Testing. To attempt to confirm that their computer systems are Year 2000 compliant, the Companies expect to perform limited testing of their computer information systems and their other computer systems that do not relate to information technology but include embedded technology. Unless Year 2000 issues arise in the course of their limited testing, the Companies will rely on the written verification received from each vendor of their computer systems that the relevant system is Year 2000 compliant. Nevertheless, there can be no assurance that the computer systems on which the Companies' business relies will correctly distinguish dates before the year 2000 from dates in and after the year 2000. Any such failures could have a material adverse effect on the Companies' business, financial condition and results of operations. Testing of some systems is in process and the Companies currently expect that their testing will be complete by April 30, 1999. The Company has tested the software in the FastTake blood glucose monitoring system and believes that it is Year 2000 Compliant.

 Costs to Address the Company's Year 2000 Issues. The Companies anticipate that the primary cost of Year 2000 compliance will be the cost of testing. Because the Companies' Year 2000 assessment is ongoing and additional funds may be required as a result of future findings, the Companies are not currently able to estimate the final aggregate cost of addressing the Year 2000 issue.
While these efforts will involve additional costs, the Companies believe, based on available information, that these costs will not have a material adverse effect on their business, financial condition or results of operations. The Companies expect to fund the costs of addressing the Year 2000 issue from cash flows resulting from operations and additional capital, either through borrowings and/or issuance of equity securities. While the Companies believe that they will be Year 2000 compliant by December 31, 1999, if these efforts are not completed on time, or if the costs associated with updating or replacing the Companies' computer systems exceeds the Companies' estimates, the Year 2000 issue could have a material adverse effect on the Companies' business, financial condition and results of operations.

 Risks Presented by Year 2000 Issues. The Companies are still in the process of evaluating potential disruptions or complications that might result from Year 2000 related problems; however, at this time the Companies have not identified any specific business functions that will suffer material disruption as a result of Year 2000 related events. It is possible, however, that the Companies may identify business functions in the future that are specifically at risk of Year 2000 disruption. The absence of any such determination at this point represents only the Companies' current status of evaluating potential Year 2000 related problems and facts presently known to the Companies, and should not be construed to mean that there is no risk of Year 2000 related disruption. Moreover, due to the unique and pervasive nature of the Year 2000 issue, it is impracticable to anticipate each of the wide variety of Year 2000 events, particularly outside of the Companies, that might arise in a worst case scenario which might have a material adverse impact on the Companies' business, financial condition and results of operations.

 The Company's Contingency Plans. The Companies intend to develop contingency plans for significant business risks that might result from Year 2000 related events, if necessary.
Because the Companies have not identified any specific business function that will be materially at risk of significant Year 2000 related disruptions, and because a full assessment of the Companies' risk from potential Year 2000 failures is still in process, the Companies have not yet developed detailed contingency plans specific to Year 2000 problems. Development of these contingency plans is currently scheduled to occur before May 31, 1999 and as otherwise appropriate.

 The preceding "Year 2000 Readiness Disclosure" contains various forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent the Company's beliefs or expectations regarding future events. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to, the availability of qualified personnel and other information technology resources; the ability to identify and remediate all date sensitive lines of computer code or to replace embedded computer chips in affected systems or equipment; and the actions of governmental agencies or other third parties with respect to Year 2000 problems.

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

  The Company is developing home self-tests for women, which include tests for osteoporosis and follicle stimulating hormone, and plans to develop self-tests for certain infectious disease in
the future.   There can be no assurance that requisite regulatory
approvals for the Company's self-test products will be obtained within a reasonable period of time, if at all. Moreover, if regulatory approval of a product is granted, such approval may impose limitations on the indicated uses, or methods of use, for which such product may be marketed. Further, even if such regulatory approval is obtained, a marketed product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections, and later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product or manufacturer, including withdrawal of the product from the market. Failure to comply with the applicable regulatory requirements can result in, among other things, fines, suspensions of regulatory approvals, product recalls, operating restrictions and criminal prosecution.

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

Competition; Risk of Technological Obsolescence

Self-Test Products

 The medical products industry, including the diagnostic testing industry, is rapidly evolving and developments are expected to continue at a rapid pace. Competition in this industry is intense and expected to increase as new products and technologies become available and new competitors enter the market. The Company's competitors in the United States and abroad are numerous and include, among others, diagnostic testing and medical products companies, universities and other research institutions. The Company's success depends upon developing and maintaining a competitive position in the development of products and technologies in its area of focus. The Company's competitors may also succeed in developing technologies and products that are more effective than any that have been or are being developed by the Company or that render the Company's technologies or products obsolete or noncompetitive. The Company's competitors may also succeed in obtaining patent protection or other intellectual property rights that would prevent the Company from developing its potential products, or in obtaining regulatory approval for the commercialization of their products more rapidly or effectively than the Company. Finally, many of the Company's existing or potential competitors have or may have substantially greater research and development capabilities, clinical, manufacturing, regulatory and marketing experience and financial and managerial resources than the Company. The Company is seeking to develop and market generic test strips which are compatible with other manufacturers' electrochemical blood glucose monitoring systems. If the Company succeeds in these efforts, others may attempt to enter this market with similar products. In addition, the introduction of lower-priced generic test strips could lead the manufacturers of the systems with which such test strips are compatible to lower their own test strip prices, thereby reducing or eliminating the price advantage enjoyed by the generic test strip producers.

 The Company is also aware of several of its competitors who are attempting to develop a noninvasive blood glucose monitoring technology. Noninvasive blood glucose monitoring involves methods for measuring blood glucose levels without the need to draw blood and, in certain proposed configurations, without the need to utilize disposable components, such as test strips. The Company believes that manufacturers are pursuing a number of different technological approaches to noninvasive blood glucose monitoring. These include near-infrared spectroscopy, which involves shining a beam of near-infrared light to penetrate the skin and determine the amount of glucose in the blood, and reverse iontophoresis, which utilizes a "patch" system to extract glucose through the skin for measurement by an external meter.
In addition, several manufacturers are pursuing minimally invasive approaches to blood glucose monitoring, such as using a fine needle to withdraw a small sample of interstitial fluid, which is analyzed by use of mid-infrared spectroscopy. The development and successful introduction of any such products could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Dependence upon Key Personnel

 The Company is highly dependent on the services of Ron Zwanziger, its Chairman, President and Chief Executive Officer, and certain other members of its management and scientific staff, and the loss of Mr. Zwanziger or one or more of such employees could have a material adverse effect on the Company. In addition, the Company believes that its future success will depend in large part upon its ability to attract and retain highly skilled scientific, managerial and marketing personnel, particularly as the Company expands its activities, including product development and regulatory affairs, research and development and sales and manufacturing. The Company faces significant competition for such personnel from other companies, research and academic institutions, government entities, and other organizations. There can be no assurance that the Company will be successful in hiring or retaining the personnel it requires for continued growth. The failure to hire and retain such personnel could materially and adversely affect the Company's prospects.

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

Risks Related to Can-Am Acquisition

 On February 18, 1998, Selfcare's subsidiary Inverness Medical, Inc., formerly known as Selfcare Consumer Products, Inc. (renamed in the third quarter of 1998), acquired (the "Can-Am Acquisition") Can-Am, a leading supplier of diabetes care products, for approximately $27.9 million. Can-Am sells insulin syringes, blood lancets, glucose tablets and specialty skin creams to pharmacies across the United States. Can-Am's revenues for the fiscal year ended May 31, 1997, were approximately $25.9 million. The Company expects to realize cost savings and efficiencies by, among others, eliminating redundant management functions and by coordinating the distribution channels of Selfcare and Can-Am. No assurance can be given that such cost savings and efficiencies can be realized or that the Company will not incur significant costs in attempting to realize such cost savings and efficiencies.

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

 Certain of the Company's European Subsidiaries may need to adapt their information technology systems to accommodate Euro-denominated transactions. In addition, it is likely that there will be a greater transparency of pricing in the Participating Countries, making Europe a more competitive environment The Company's European Subsidiaries may need to respond by adjusting their business and financial strategies. The effect of any such adaptations or adjustments has not been quantified at this time. However, the Company does not believe that the consequences of the Euro conversion will have a material effect on the Company, although no assurances can be given that it will not.

Litigation

 See Part II, Item 1 Legal Proceedings, below, for a discussion of certain legal proceedings including recently filed litigation against the Company and LifeScan.
PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Abbott Laboratories v. Selfcare, Inc. and Princeton BioMeditech
Corporation

 On April 22, 1998, Abbott Laboratories ("Abbott") served process on the Company and Princeton BioMeditech Corporation ("PBM"), which manufactures certain products for the Company, in an action filed in the United States District Court for the District of Massachusetts ("District Court"), asserting patent infringement arising from the Company and PBM's manufacture, use and sale of products that Abbott claims are covered by one or more of the claims of U.S. Patent Nos. 5,073,484 and 5,654,162 (the "Patents") to which Abbott asserts that it is the exclusive licensee. Abbott claims that certain Selfcare products relating to pregnancy detection and ovulation prediction infringe the Patents. Abbott is seeking an order finding that the Company and PBM infringe the Patents, an order preliminarily and permanently enjoining the Company and PBM from infringing the Patents, compensatory damages to be determined at trial, treble damages, costs, prejudgment and postjudgment interest on Abbott's compensatory damages, attorneys' fees, and a recall of all existing Company or PBM products found to infringe the Patents.
On August 5, 1998, the court denied Abbott's motion for a preliminary injunction. On October 23, 1998, the Company filed a counterclaim against Abbott, asserting that Abbott is infringing U.S. Patent Nos. 5,559,041 (the "041 patent") and 5,728,587 (the
"587 patent") which are owned by a joint venture of the Company and PBM, and seeking a declaration that Abbott infringes the patents, permanent injunctive relief, money damages and attorneys' fees. On November 5, 1998, Abbott filed a counterclaim against the Company asserting the invalidity of the 041 and 587 patents and seeking a declaration of invalidity, non-infringement and unenforceability. The case is currently in the discovery stage. The Company intends to defend this litigation vigorously. A final ruling against the Company could have a material adverse impact on the Company's business, financial condition and results of operations.

Abbott Laboratories v. Lifescan, Inc. and Selfcare, Inc.

 In late October 1998, Abbott Laboratories, Inc. ("Abbott") commenced a lawsuit against the Company and Lifescan, Inc., a subsidiary of Johnson & Johnson, in the United States District Court for the District of Massachusetts. The complaint alleges that the disposable test strips used in the FastTakeTM blood glucose monitoring system supplied by a subsidiary of the Company to Lifescan infringe U.S. Patent No. 5,820,551 (the "Patent") issued to Abbott on October 13, 1998. Abbott is seeking damages and an injunction against sales in the United States. Abbott is also seeking to enjoin Lifescan and Selfcare from the manufacture, use and sale of these blood glucose test strips in the United States during the pendency of the infringement litigation. Based on a review of the Abbott claims by patent counsel, the Company believes that the FastTake test strips do not infringe the Abbott patent. Selfcare also believes that Abbott's claims will be proven to be without merit, and intends to vigorously defend them. A final ruling against the Company could have a material adverse impact on the Company's business, financial condition and results of operations.

ITEM 2.  CHANGES IN SECURITIES

 On June 26, 1998, the Company entered into a Securities
Purchase Agreement to sell Units (the "Units") having an aggregate purchase price of up to $10 million. Each Unit consists of (i) $25,000 in principal amount of a Subordinated Note (individually a "Note" and collectively the "Notes") and
(ii) a warrant (individually a "Warrant" and collectively the "Warrants") to acquire such number of shares of the Company's Common Stock, par value $.00l per share (the "Common Stock") as is determined by dividing $3,750 by the Exercise Price (as hereinafter defined) as of the date of issuance of such Warrant. The "Exercise Price" as of a particular date means the average of the closing prices for shares of the Company's Common Stock on the American Stock Exchange on the five trading days immediately preceding such date. The issue price for each Unit was $25,000. The Warrants may be exercised, in whole or in part, at any time on or prior to the fifth anniversary of their issuance.

 On June 26, 1998, the Company sold Units consisting of an aggregate of $4.9 million of Notes and Warrants exercisable for 72,588 shares at $10.125 per share. On July 17, 1998, the Company sold Units consisting of an aggregate of $2.45 million of Notes and Warrants exercisable for 40,330 shares at $9.1125 per share. On August 28, 1998, the Company sold Units consisting of an aggregate of $2.85 million of Notes and Warrants exercisable for 68,813 shares at $6.2125 per share. The Company will use the proceeds for working capital and to meet debt obligations.

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

 Pear Tree Royalty Company, Inc. ("Pear Tree Royalty Company"), as the authorized representative of the Noteholders, received a Warrant, at each closing at which Units were sold, for a number of shares equal to one-third of the aggregate number of shares issuable under the other Warrants issued at such closing.
Mr. Umphrey is also a Director and shareholder of Pear Tree Royalty Company. On June 26, 1998, Pear Tree Royalty Company received a Warrant for 24,196 shares. On July 17, 1998, Pear Tree Royalty Company received a Warrant for 13,443 shares. On August 28 1998, Pear Tree Royalty Company received a Warrant for 22,938 shares.

 The foregoing placement of Units was made pursuant to an exemption from registration under the Securities Act of 1933, as amended, contained in Regulation D promulgated thereunder.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


a.   Exhibits:

         Exhibit Number                         Title

          10.1 Form of Patent License Agreement dated September 1, 1998 between the Company and Becton, Dickinson and Company

          10.2 Form of Patent License Agreement dated September 1, 1998 between the Company and Becton, Dickinson and Company

          27                    Financial Data Schedule


b.   Reports on Form 8-K:

  The Company filed no reports on Form 8-K during the three-month period ended September 30, 1998.


                        SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        SELFCARE, INC.


Date: November 16, 1998            /s/ Christopher L. Huntoon
                                   --------------------------
                                   Christopher L. Huntoon,
                                   Chief Financial Officer
                                   and an authorized officer