Form 10-K
period 1998-12-31
SELFCARE INC
filed 1999-03-31
CIK 915901

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-K

(MARK ONE)

  /X/    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

  / /    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 00-20871

                                 SELFCARE, INC.

             (Exact Name of Registrant as Specified in Its Charter)

  DELAWARE (State or Other Jurisdiction of             04-3164127
       Incorporation or Organization)        (I.R.S. Employer Identification
                                                          No.)
       200 PROSPECT STREET, WALTHAM,                      02453
               MASSACHUSETTS                           (Zip Code)
  (Address of Principal Executive Offices)

                                 (781) 647-3900
                (Issuer's Telephone Number, Including Area Code)

    Securities registered pursuant to Section 12(b) of the Act:

                                         NAME OF EACH EXCHANGE
       TITLE OF EACH CLASS                ON WHICH REGISTERED
---------------------------------  ---------------------------------
      Common Stock, $0.001              American Stock Exchange
       per share par value

    Securities Registered under Section 12(g) of the Exchange Act:

                            ------------------------

                                 Title of Class

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    Issuer's revenues for its most recent fiscal year ended December 31, 1998 were $117,983,618.

    The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the registrant's stock on the American Stock Exchange on February 1, 1999 was $36,458,764.

    As of February 9, 1999 the Registrant had 15,756,480 shares of common stock, par value $0.001 per share, outstanding.

    Transitional Small Business Disclosure Format (check one): Yes / /  No /X/

                      DOCUMENTS INCORPORATED BY REFERENCE:

    The information required by Items 10, 11, 12 and 13 of Part III of this Annual Report on Form 10-K is hereby incorporated by reference from the Company's definitive Proxy Statement with respect to its 1999 Annual Stockholders' Meeting to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

    THIS REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES ACT OF 1934. THE COMPANY'S ACTUAL RESULTS COULD MATERIALLY DIFFER FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. CERTAIN FACTORS THAT MAY CAUSE SUCH A DIFFERENCE INCLUDE, WITHOUT LIMITATION, CHANGES IN PRODUCT DEMAND AND MARKET ACCEPTANCE, CHANGING ECONOMIC CONDITIONS, RISKS IN PRODUCT AND TECHNOLOGY DEVELOPMENT, REGULATORY APPROVALS, THE EFFECT OF THE COMPANY'S ACCOUNTING POLICIES AND OTHER RISK FACTORS DISCUSSED IN SECTION ENTITLED "CERTAIN FACTORS AFFECTING FUTURE RESULTS" HEREIN AND IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

ITEM 1. DESCRIPTION OF BUSINESS.

    Selfcare, Inc. (the "Company" or "Selfcare"), was incorporated in Delaware on August 25, 1992 and acquired its predecessor company, Superior Sensors, Inc., by merger on September 15, 1992. The Company's principal executive offices are located at 200 Prospect Street, Waltham, Massachusetts 02453 and its telephone number is (781) 647-3900.

    Selfcare is engaged in the development, manufacture and sale of products for diabetes management, women's health, and clinical diagnostics for infectious diseases.

BUSINESS DEVELOPMENTS IN 1998

    During 1998, the Company's subsidiary, Inverness Medical Ltd. ("Inverness Medical"), through which the Company conducts all of its electrochemical blood glucose monitoring business, started construction on a major expansion of its manufacturing and R&D facilities which is expected to be completed in 1999. These facilities are located in Inverness, Scotland and when completed will double the plant's current size to 103,500 square feet and increase manufacturing capacity for the production of electrochemical blood glucose meter test strips which are used for diabetes management. The construction is financed by Highlands and Islands Enterprise, a Scottish business development agency.

    On February 18, 1998, the Company acquired Can-Am Care Corporation ("Can-Am"), a leading supplier of diabetes care products, for approximately $27.9 million, consisting of $13.6 million in cash, notes in the aggregate principal amount of $2.0 million (subject to potential premiums of up to an additional $2.0 million in the aggregate based upon increases in the Company's common stock, par value $.001 per share ("Common Stock") during the term of such notes) and approximately 1.1 million shares of the Company's Common Stock. Can-Am, a wholly-owned subsidiary of Selfcare, sells insulin syringes, blood lancets, glucose tablets and specialty skin creams to retail outlets across the United States. Upon the closing of the acquisition, Mr. Robert Oringer, President of Can-Am, became a member of the Company's Board of Directors and continued as President of Can-Am.

    On March 31, 1998, the Company entered into an Agreement with USB '93 Technology Associates Limited Partnership under which it purchased immuno-assay technology for an aggregate purchase price of $4.9 million payable in 487,017 shares of its Common Stock and $360,000 in cash. This transaction is described in the Liquidity and Capital Resources section under the heading entitled "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 16 to Notes to Consolidated Financial Statements.

    On June 26, 1998, the Company entered into a Securities Purchase Agreement to sell units, consisting of subordinated promissory notes and warrants, having an aggregate purchase price of $10.2 million. This transaction is described in the Liquidity and Capital Resources section under the heading entitled "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 13 to Notes to Consolidated Financial Statements.

    On September 1, 1998, the Company entered into two patent license agreements with Becton, Dickinson and Company. The agreements are effective April 1, 1998 and continue in effect until the last to expire of the licensed patents, as described in the agreements, in each country or region. The Company has the right to terminate its license by giving 30-days advance written notice. The agreements grant the Company the rights to manufacture and sell products incorporating certain patented technology as defined in such agreements. The Company is obligated to pay royalties on the net sales of products incorporating the licensed technology. See Note 15(g) to the Consolidated Financial Statements.

    On September 30, 1998, the Company and its wholly owned subsidiary, Cambridge Diagnostics Ireland, Ltd. ("CDIL"), an Irish limited company, signed an agreement with Trinity Biotech whereby CDIL agreed to sell certain assets of the infectious disease diagnostics product lines, primarily inventories, equipment and its ongoing business. In return for the product lines the Company received consideration of approximately $2.3 million consisting of 555,731 shares of Selfcare Common Stock, 300,000 shares of Enviromed stock and $230,000 in cash. Following this transaction, the Company owns 33% of Enviromed's ordinary shares (29.9% of Enviromed's voting shares). The Company recorded a gain on the sale of the business of approximately $1.2 million.

    As of December 29, 1998 and January 7, 1999, the Company entered into a series of financings which are described in the Liquidity and Capital Resources section under the heading entitled "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 17(g) to Notes to Consolidated Financial Statements.

NARRATIVE DESCRIPTION OF BUSINESS

DIABETES MANAGEMENT

    Diabetes management is the largest self-test market for medical diagnostic products in the world. At the end of the nine months from the date of market introduction in April through December 1998, the FastTAKE-REGISTERED TRADEMARK-system, which the Company produces and LifeScan, a Johnson & Johnson Company subsidiary ("LifeScan"), markets and distributes, managed to successfully penetrate the blood glucose monitoring instrument market. By the end of 1998, sales of the FastTAKE system represented nearly 10% of new-unit sales in the U.S.

    FastTAKE-REGISTERED TRADEMARK-. The Company's principal product in the diabetes management self-test market is FastTAKE, an electrochemical, biosensor-based blood glucose monitoring system. LifeScan is the exclusive worldwide distributor of FastTAKE. FastTAKE consists of a meter and a disposable test strip. The meter incorporates a large, easy-to-read display to assist visually impaired users and has a simple user interface. To operate FastTAKE, the strip is inserted into the meter, which automatically activates in a standby mode. The user then places a small blood sample obtained by a finger prick on the end of the test strip, which senses the size of the necessary sample and automatically runs the test when the necessary amount of blood is available, providing results in 15 seconds. Inverness Medical developed the electrochemical technology for the FastTAKE test strips and manufactures the test strips at its facilities in Scotland. A contract manufacturer produces the meters to the Company's specifications in the United States.

    ALTERNATIVE TEST STRIPS. The Company also produces and sells alternative glucose test strips which are designed to be used in the meters of other leading manufacturers. Currently the alternative strips are sold in Europe. The Company is distributing these alternative strips in Europe through distribution channels established by Selfcare International GmbH, a German subsidiary of Selfcare. The Company intends to sell alternative test strips under its own label in the United States, and is submitting a pre-market clearance notification to the U.S. Food and Drug Administration (the "FDA") pursuant to Section 510(k) of the Federal Food, Drug and Cosmetic Act seeking permission from the FDA to market the product. There can be no assurance that FDA clearance will be granted. In the U.S. the Company intends to distribute the alternative strips through Can-Am's existing distribution channels.

    CAN-AM. Can-Am is the leading supplier of value-priced diabetes care supplies sold under store brand labels. Can-Am distributes a comprehensive line of diabetes care products, including lancets, glucose tablets, syringes and specialty skin creams.

WOMEN'S HEALTH

    Women's health is the second largest self-test market in the U.S for medical diagnostic products. In the women's health market, the Company manufactures and markets home pregnancy and ovulation prediction tests under its Inverness Medical, Inc. ("IMI") label and under various private labels. As of the end of 1998, the Company had become the second largest supplier (measured in total units sold) of both pregnancy and ovulation prediction self-test kits in the United States.

    PREGNANCY PREDICTION PRODUCTS. The Pregnancy self-test kits are marketed in both stick and cassette versions. The stick version has an exposed wick which absorbs urine when placed in the urine stream, while the cassette version requires the user to first collect a urine sample in a cup and then utilize an enclosed dropper to place the urine sample in the test well. Both versions employ identical technology enabling the display of visual results in approximately three minutes. The pregnancy test kits are manufactured by CDIL in Galway, Ireland.

    OVULATION PREDICTION PRODUCTS. The Company's ovulation prediction test-kit, marketed as the Early Ovulation Predictor under the Selfcare brand name and under private label by various drugstore chains and mass merchandisers, provides 24 to 48 hour notice of when ovulation is likely to occur. By identifying the days when a woman is most fertile, these products assists couples in their family planning. The early ovulation predictor has an easy-to-use and easily read self-test cassette that is used by applying a urine sample to the sample well with a supplied dropper. Clinically accurate results are available in approximately three minutes. The ovulation prediction test kits are manufactured by Princeton BioMeditech.

    NUTRITIONAL SUPPLEMENTS. The Company acquired the U.S. rights to a line of nutritional supplements it acquired from American Home Products Corporation in 1997 (the "Nutritional Supplements"). These products are marketed by the Company's subsidiary, IMI. Included in this product line are Stresstabs-Registered Trademark- (a B-complex vitamin with folic acid), Stresstabs-Registered Trademark- plus iron, Ferro-Sequels-Registered Trademark- (an iron supplement) and Posture-Registered Trademark- (a calcium supplement), which are targeted primarily at the women's health market. Since the acquisition, the Company has strengthened this line by adding SoyCare-TM- for Menopause and SoyCare-TM- for Bone Health, and has announced the introduction of Protegra-Registered Trademark- Cardio, which the Company started shipping in the first quarter of 1999. IMI also has announced the introduction of a new line of nutritional supplements blended with herbal ingredients. These products consist of: Stresstabs-Registered Trademark- PMS, which includes chaste tree berry extract; Stresstabs-Registered Trademark- Menopause, which is formulated with black cohosh and St. John's Wort; and SoyCare-TM- Prostate, which is formulated with soy isoflavones and saw palmetto. Many of the ingredients are formulated at levels at or similar to those documented in scientific studies to optimize health and nutritional benefits. Other nutritional supplement products marketed by IMI consist of Stresstabs-Registered Trademark- with Zinc, Protegra-Registered Trademark-, ALLBEE-Registered Trademark- and Z-BEC-Registered Trademark-. There can be no assurance that the new nutritional supplement products will gain adequate market acceptance for the products to succeed in the market or that the existing products will be able to compete with comparable products already on the market or yet to be introduced. Many companies in this market are substantially larger than the Company and, therefore, may possess greater resources for advertising and promotion. Stresstabs, Ferro-Sequels, Posture, Protegra, ALLBEE and Z-BEC, are registered trademarks of IMI.

CLINICAL DIAGNOSTICS FOR INFECTIOUS DISEASES

    Orgenics, Ltd., a wholly owned subsidiary of the Company and an Israeli limited company ("Orgenics"), develops, manufactures, and markets self-contained test kits for the professional market which detect antibodies and infectious agents, including those associated with AIDS and chlamydia. Orgenics manufactures professional diagnostic test products based on several proprietary technological systems including genetic assays, immunoassays, rapid tests and confirmatory tests using multiple antigens. These tests, or adaptations of them, are applicable to detecting a wide variety of infectious diseases and agents, including HIV-1 and HIV-2, hepatitis, and chlamydia. Orgenics' products are designed to enable small-to-medium-sized laboratories to analyze low volumes of tests economically. Orgenics markets a product called DoubleCheck-TM-, a single sample, compact diagnostic device which, in its first commercialized application, detects HIV in saliva and blood serum samples in less than ten minutes, making it suitable for use in physicians' offices and other patient point-of-care sites. Orgenics' current products are sold in more than 20 countries, principally in Europe, Latin America, Africa and Asia. Orgenics has obtained regulatory approval for sale of its DoubleCheck HIV test in France and Latin America. DoubleCheck is a trademark of Orgenics.

MARKETING AND SALES

UNITED STATES

    In the United States, Selfcare has created an effective, low overhead sales network. The Company's sales efforts are currently focused on large drug, food and mass merchandising retail chains, as well as wholesalers who service smaller accounts. The Company currently contracts with its broker agencies geographically distributed across the United States.

    DIABETES MANAGEMENT PRODUCTS. During 1998, FastTAKE was distributed in the United States and Canada through the Company's exclusive distribution agreement with LifeScan. Can-Am distributes its diabetes care supplies in the United States under its own brand and to private label retailers such as Wal-Mart, Rite Aid and Walgreens.

    WOMEN'S HEALTH PRODUCTS. The Company markets and distributes its women's health products primarily through independent retail brokers and distributors. The Company markets its over-the-counter pregnancy self-test kits under the IMI label and a variety of private labels through major drug, food store and mass merchandising chains. The ovulation prediction self-test products were sold under the Selfcare brand in 1998 and will be sold under the IMI label in 1999. The ovulation prediction products were also sold under a variety of private labels during 1998. The ovulation and pregnancy prediction products are sold through major drug, food store and mass merchandising chains. The Company markets nutritional supplements through its existing retail distribution channels. In 1998, the Company completed the redesign of the packaging of its nutritional supplements and increased emphasis on the products' benefits for women.

INTERNATIONAL

    The Company markets and sells its products in several international markets. In 1998, approximately 9% of the Company's net sales were to customers in Europe and 8% of the Company's net sales were to customers in regions other than North America and Europe.

    DIABETES MANAGEMENT PRODUCTS. LifeScan commenced distribution of the FastTAKE system in Germany in the first quarter of 1999. Selfcare anticipates that LifeScan will begin distribution of the FastTAKE system in other European countries during 1999. The Company also sells in Europe alternative glucose test strips which are designed to be used in the meters of other leading manufacturers.

    WOMEN'S HEALTH PRODUCTS. The Company has sales offices in Germany and Belgium that market its over-the-counter women's health self-test kits in Europe.

    CLINICAL DIAGNOSTICS PRODUCTS. Orgenics markets self-contained test kits for the professional market which detect antibodies and/or infectious agents, including those associated with AIDS and chlamydia. Orgenics markets a product called DoubleCheck-TM-, a single sample, compact diagnostic device which detects HIV in saliva and blood serum samples in less than ten minutes, making it suitable for use in physicians' offices and other patient point-of-care sites. Orgenics' current products are sold in more than 20 countries, principally in Europe, Latin America, Africa and Asia.

STRATEGIC TRANSACTIONS

    An important part of Selfcare's business strategy is to enter into strategic alliances and licensing arrangements with third parties, primarily medical products companies, for the development and distribution of certain products. The Company also pursues a strategy of selective acquisitions of companies, assets and technologies, which it believes will enhance its ability to offer and distribute products to the diabetes monitoring and women's health markets.

PRINCETON BIOMEDITECH CORPORATION AGREEMENTS

    On August 6, 1997, the Company and Princeton BioMeditech, together with wholly-owned subsidiaries of each of the Company (the "Selfcare Sub") and Princeton (the "Princeton Sub"), and PBM-Selfcare LLC, a limited liability company owned and managed by the Company and Princeton (the "LLC"), entered into a joint venture agreement (the "Joint Venture Agreement"). The purpose of the LLC is to own, develop and exploit certain intellectual property rights related to rapid immunochemical diagnostic tests (the "Intellectual Property"). Under the Joint Venture Agreement, Princeton contributed its rights in the Intellectual Property to the LLC while Selfcare Sub agreed to contribute up to $2,000,000, on an as needed basis, to cover expenses incurred by the LLC in enforcing the rights of the LLC in the Intellectual Property. Selfcare Sub and Princeton Sub are each obligated to cover 50% of any other operating expenses of the LLC. The LLC entered into license agreements with both Selfcare and Princeton granting each a non-exclusive, worldwide, royalty-free license to the Intellectual Property. During 1998, the Company incurred significant legal expenses in connection with the lawsuit by Abbott Laboratories ("Abbott") against the Company and Princeton BioMeditech relating to the intellectual property.

MANUFACTURING

    The Company has manufacturing facilities in Galway, Ireland; Inverness, Scotland; and Yavne, Israel.

    The Company contracts with third-party manufacturers to produce the Nutritional Supplements and has contracted with Exel Logistics to warehouse and ship the Nutritional Supplements to the Company's customers. If the Company should encounter delays or other difficulties in the supply of any of these products from third parties, these interruptions could have a material adverse effect on the Company's result of operations and result in significant quarter-to-quarter fluctuations. In addition, contract manufacturers that the Company uses or may use to supply products for the Nutritional Supplements must adhere to the FDA's Good Manufacturing Practices ("GMPs") regulations which regulate the manufacturing process. Failure to do so could result in the withdrawal of FDA approval of such manufacturers and consequent interruptions in the supply of products to the Company.

    The Company has entered into a manufacturing agreement with Nova Biomedical Corporation ("Nova") to supply Selfcare with electrochemical blood glucose meters. The meters manufactured by Nova, together with the Company's test strips, form FastTAKE. The Company's ability to ship FastTAKE on time and in accordance with LifeScan's requirements is highly dependent upon receipt of an adequate supply of electrochemical blood glucose meters. There can be no assurance that the Company's supply of electrochemical blood glucose meters will not be interrupted, or that if such supply were interrupted, that the Company would be able to contract with another supplier on a timely or satisfactory basis. If such supply were interrupted, the Company could incur set-up costs and delays in manufacturing FastTAKE which could have a material adverse effect on the Company's business, financial condition and results of operations. If any such delay were to occur, and were to result in the Company being unable to supply LifeScan with certain required amounts of meters for FastTAKE under the distribution agreement with LifeScan, LifeScan would automatically receive a license to manufacture, or to have manufactured on its behalf, FastTAKE, subject to payment of a royalty to the Company. In such event, the Company could begin supplying FastTAKE to LifeScan again at any time, but would be required to reimburse LifeScan for certain expenses incurred by LifeScan to produce FastTAKE.

    The Company currently manufactures pregnancy self-test products at its facility in Galway, Ireland. It obtains ovulation self-test products from contract manufacturers. The Company has entered into an agreement with CP&S pursuant to which CP&S will perform the final packaging of early pregnancy and ovulation test kits. The Company believes that there are multiple qualified sources for its existing women's health products and for the materials and components used in the manufacture of its existing products and, therefore, does not consider it necessary to maintain protected supply arrangements with any supplier.

    The Company manufactures at the Inverness Medical facility in Scotland the disposable test strips for use with the FastTAKE system and the alternative test strips used by the electrochemical blood glucose monitoring systems sold by Menarini and B. Braun in Europe. Inverness Medical has made improvements in test strip manufacturing process control that has increased reliability and accuracy. The Inverness Medical facility has been configured for automated, low cost production of disposable test strips for use with electrochemical blood glucose monitoring systems. Can-Am purchases its products from various manufacturers and has a supply agreement with A.M.G. Medical, Inc. for monolet lancets.

    The production facilities of Orgenics are located in Yavne, Israel. Orgenics manufactures professional diagnostic test products based on several proprietary technological systems including genetic assays, immunoassays, rapid tests and confirmatory tests using multiple antigens. These tests, or adaptations of them, are applicable to detecting a wide variety of infectious diseases and agents, including HIV-1 and HIV-2, hepatitis, and chlamydia.

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

    The Company holds certain patent rights, has certain patent applications pending, and expects to seek additional patents in the future. However, there can be no assurance as to its success or timeliness in obtaining any such patents or as to the breadth or degree of protection that any such patents will afford the Company. The patent position of medical products and diagnostic testing firms is often highly uncertain and usually involves complex legal and factual questions. There is a substantial backlog of patents at the U.S. Patent and Trademark Office. No consistent policy has emerged regarding the breadth of claims covered in medical products patents. Accordingly, there can be no assurance that patent applications relating to the Company's products or technology will result in patents being issued; that, if issued, such patents will afford adequate protection to the Company's products; or, if patents are issued to the Company, that its competitors will not be able to design around such patents. In addition, the medical products industry, including the diagnostic testing industry, has been characterized by extensive litigation regarding patents, licenses and other intellectual property rights. The Company could and has incurred substantial costs in defending itself against patent infringement claims and in asserting such claims against others. Under the distribution agreement entered into with LifeScan, Selfcare has agreed to indemnify LifeScan for any claims that FastTAKE infringes any patents. If the outcome of any such litigation is adverse to the Company, the Company's business could be materially adversely affected.

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

    The Company also seeks to protect its proprietary technology, including technology that may not be patented or patentable, in part through confidentiality agreements and, if applicable, inventors' rights agreements with its collaborators, advisors, employees and consultants. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise be disclosed to, or discovered by, competitors. Moreover, the Company may from time to time conduct research through academic advisors and collaborators who are prohibited by their academic institutions from entering into confidentiality or inventors' rights agreements.

NUTRITIONAL SUPPLEMENTS

    In connection with the acquisition of the Nutritional Supplements, the Company acquired certain trademarks which, the Company believes, are valuable assets and are important to the marketing of the Nutritional Supplements. Substantially all of these trademarks have been registered with the U.S. Patent and Trademark Office. There can be no assurance, however, that such registrations will afford adequate protection to the Company and not be challenged as unenforceable or invalid, or not be infringed. In addition, the Company could incur substantial costs in defending suits brought against it or in prosecuting suits in which the Company asserted rights under such registrations. If the outcome of such litigation were adverse to the Company, the Company's business and results of operations could be materially adversely affected.

GOVERNMENT REGULATION

SELF-TEST PRODUCTS

    The Company's research, development and clinical programs, as well as its manufacturing and marketing operations, are subject to extensive regulation by numerous governmental authorities in the United States and other countries. Most of the Company's self-test products, including those licensed by the Company from third parties, require governmental approvals for commercialization. New products may require pre-clinical and clinical trials. Manufacturing and marketing of many of the Company's products are subject to the rigorous testing and approval process of the FDA and corresponding foreign regulatory authorities. The regulatory process, which includes pre-clinical and clinical testing of many of the Company's products to establish their safety and efficacy, can take many years and require the expenditure of substantial financial and other resources. Data obtained from pre-clinical and clinical activities are susceptible to varying interpretations that could delay, limit or prevent regulatory approval. In addition, delays or rejection may be encountered based upon changes in, or additions to, regulatory policies for device marketing authorization during the period of product development and regulatory review. Delays in obtaining such approvals could adversely affect the marketing of products developed by the Company and the Company's ability to generate commercial product revenues.

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

NUTRITIONAL SUPPLEMENTS

    The manufacturing, processing, formulation, packaging, labeling and advertising of nutritional supplements such as the Nutritional Supplements are subject to regulation by one or more federal agencies, including the FDA, the Federal Trade Commission ("FTC") and the Consumer Product Safety Commission. These activities are also regulated by various agencies of the states, localities and foreign countries in which Nutritional Supplements are now sold or may be sold in the future. In particular, the FDA regulates the safety, manufacturing, labeling and distribution of dietary supplements, including vitamins, minerals and herbs, as well as food additives, over-the-counter ("OTC") and prescription drugs and cosmetics. The GMPs promulgated by the FDA are different for food and drug products. In addition, the FTC has overlapping jurisdiction with the FDA to regulate the promotion and advertising of dietary supplements, OTC drugs, cosmetics and foods.

    The Dietary Supplement Health and Education Act of 1994 ("DSHEA"), which amends the Food, Drug and Cosmetic Act by defining dietary supplements as a new category of food separate from conventional food, was enacted on October 25, 1994. The FDA has finalized certain regulations to implement DSHEA, including those relating to nutritional labeling requirements, but has not finalized other regulations. The finalized regulations require different labeling for the Nutritional Supplements and, with respect to nutritional supplement products under development by the Company, impose new notification procedures and scientific substantiation requirements regarding ingredients, product claims and safety. The Company cannot determine what effect these regulations will have on its business in the future. Failure to comply with applicable FDA requirements could result in sanctions being imposed on the Company or the manufacturers of its products, including warning letters, product recalls and seizures, injunctions or criminal prosecution. With respect to regulations that have not been finalized, the Company anticipates that the FDA will promulgate specific GMPs to regulate dietary supplements which are modeled on the current GMPs for food. The Company believes that the manufacture of the Nutritional Supplements is currently in compliance with the proposed GMPs for dietary supplements. No assurance can be given that the final GMPs for dietary supplements will not change in ways that require changes in the manufacture of the Nutritional Supplements.

THIRD-PARTY REIMBURSEMENT

    In both the United States and elsewhere, sales of some of the Company's products may be dependent in part on the availability of reimbursement from third-party payors, such as government and private insurance plans. Third-party payors are increasingly challenging the prices charged for medical products and services. If the Company succeeds in bringing one or more of such products to market, there can be no assurance that these products will be considered cost-effective, that reimbursement will be available or, if available, that the level of reimbursement will be sufficient to allow the Company to sell its products on a profitable basis.

PRODUCT LIABILITY; LIMITED INSURANCE COVERAGE

    The testing, manufacturing and marketing of medical diagnostic devices, such as the Company's blood glucose monitoring systems, entail an inherent risk of product liability claims. In addition, the marketing of the Nutritional Supplements may cause the Company to be subjected to various product liability claims, including, among others, claims that the Nutritional Supplements have inadequate warnings concerning side effects and interactions with other substances. Potential product liability claims may exceed the amount of the Company's insurance coverage or may be excluded from coverage under the terms of the policy. There can be no assurance that the Company's existing insurance can be renewed at a cost and level of coverage comparable to that presently in effect, if at all. In the event that the Company is held liable for a claim against which it is not indemnified or for damages exceeding the limits of its insurance coverage, such claim could have a material adverse effect on the Company's business, financial condition and results of operations.

RESEARCH AND DEVELOPMENT

    The Company is focusing its research and development efforts primarily on the development of its diabetes products, including its electrochemical blood glucose monitoring system, alternative test strips, and non-invasive blood glucose technologies. In addition, the Company utilizes its in-house research and development resources to adapt its existing technologies and technologies it acquires from third parties into self-test formats, including formats addressing HIV. The Company also seeks to develop new technologies which it is not able to obtain from others. From time to time, the Company engages in co-development projects with third parties with respect to new diagnostic products the Company may want to market in the future. The Company may provide financial development assistance to such parties and may also utilize its own research and development resources to design certain portions of such products. The research and development department of the Company, including Inverness Medical, CDIL and Orgenics, employs 51 full-time researchers, including 26 Ph.D.'s. Total research and development expenses for the years ended December 31, 1998, 1997 and 1996 were $7.4 million, $15.6 million and $6.6 million respectively. The Company expects that it will spend a significant and increasing amount on research and development efforts during the fiscal year ending December 31, 1999.

COMPETITION; RISK OF TECHNOLOGICAL OBSOLESCENCE

SELF-TEST PRODUCTS

    The medical products industry, including the diagnostic testing industry, is rapidly evolving and developments are expected to continue at a rapid pace. Competition in this industry is intense and expected to increase as new products and technologies become available and new competitors enter the market. The Company's competitors in the United States and abroad are numerous and include, among others, diagnostic testing and medical products companies, universities and other research institutions. The Company's success depends, in part, upon developing and maintaining a competitive position in the development of products and technologies in its area of focus. The Company's competitors may succeed in developing technologies and products that are more effective than those that have been or are being developed by the Company or that render the Company's technologies or products obsolete or noncompetitive. The Company's competitors may also succeed in obtaining patent protection or other intellectual property rights that would prevent the Company from developing its potential products, or in obtaining regulatory approval for the commercialization of their products more rapidly or effectively than the Company. Finally, many of the Company's existing or potential competitors have or may have substantially greater research and development capabilities, clinical, manufacturing, regulatory and marketing experience and financial and managerial resources than the Company.

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

    The Company markets alternative test strips that are compatible with other manufacturers' electrochemical blood glucose monitoring systems. If the Company succeeds in the alternative strip market, others may attempt to enter this market with similar products. In addition, the introduction of lower-priced alternative test strips could lead the manufacturers of the systems with which such test strips are compatible to lower their own test strip prices, thereby reducing or eliminating the price advantage.

    The Company is also aware of several of its competitors who are attempting to develop a noninvasive blood glucose monitoring technology. Noninvasive blood glucose monitoring involves methods for measuring blood glucose levels without the need to draw blood and, in certain proposed configurations, without the need to utilize disposable components, such as test strips. The Company believes that manufacturers are pursuing a number of different technological approaches to noninvasive blood glucose monitoring. These include near-infrared spectroscopy, which involves shining a beam of near-infrared light to penetrate the skin and determine the amount of glucose in the blood, and reverse iontophoresis, which utilizes a "patch" system to extract glucose through the skin for measurement by an external meter. In addition, several manufacturers are pursuing minimally invasive approaches to blood glucose monitoring, such as using a fine needle to withdraw a small sample of interstitial fluid which is analyzed by use of mid-infrared spectroscopy. The development and successful introduction of any such products by the Company's competitors could have a material adverse effect on the Company's business, financial condition and results of operations.

NUTRITIONAL SUPPLEMENTS

    The market for the sale of vitamins and nutritional supplements such as the Nutritional Supplements is highly competitive. Competition is based principally upon price, quality of products, customer service and marketing support. There are numerous companies in the vitamin and nutritional supplement industry selling products to retailers such as mass merchandisers, drug store chains, independent drug stores, supermarkets and health food stores. A number of these companies, particularly manufacturers of nationally advertised brand name products, are substantially larger than the Company and have greater financial resources. However, most of these companies are privately held and, therefore, the Company is unable to assess precisely the size of such competitors.

ORGENICS INFECTIOUS DISEASE PRODUCTS

    The primary competitors for Orgenics' ImmunoComb line of products are standard, enzyme-linked immunoabsorbent assay ("ELISA") systems such as those produced by Organon, Inc., Pasteur Sanofi Diagnostics, Abbott, Roche and other diagnostic tests produced by Abbott and Ortho Diagnostic Systems, Inc. ELISA tests are generally used by high-volume batch processors such as blood banks and other centralized laboratories. In addition, there are other rapid testing systems, generally for HIV, based upon immunoconcentration, which can provide results in five to ten minutes. In contrast to ImmunoComb, an immunoassay-based test which can be used to test simultaneously multiple samples for multiple analytes, the immunoconcentration systems are single sample and mostly single analyte systems. The Company believes that other characteristics of the immunoconcentration systems are that: (i) the single sample presentation results in production costs per test that are two to three times more expensive than those of ImmunoComb, and (ii) the procedure for each immunoconcentration test limits the number of tests that can be processed at one time resulting in less flexibility in the number of samples that can be processed at one time. The Company believes that Orgenics' DoubleCheck HIV test is competitive with single-analyte immunoconcentration tests in speed, but will offer greater sensitivity at a lower cost.

EMPLOYEES

    As of December 31, 1998, the Company and its subsidiaries had a total of 524 full time employees, of which 40 employees are located in the United States. In addition, the Company utilizes the services of a number of consultants specializing in research and development in the Company's targeted markets, regulatory compliance, strategic planning, marketing and legal matters.

SUBSEQUENT EVENTS

    On January 8, 1999, the Company sold in a private placement 56,845 shares of Series C Convertible Preferred Stock, par value $.001 per share, 3,030 shares of Series D Convertible Preferred Stock, par value $.001 per share, and 14,170 shares of Series E Convertible Preferred Stock, par value $.001 per share, of the Company (collectively, the "Preferred Shares") to private investors (the "Preferred Investors") at an aggregate purchase price of $7,404,500. The Preferred Investors include certain officers and directors of the Company. Each Preferred Share accrues a dividend of 7% per annum (the "Dividend"). The Preferred Shares are convertible into shares of Common Stock. The actual number of shares of Common Stock issuable upon conversion of a Preferred Share is equal to the aggregate stated value per share (i.e., $100), plus any accrued but unpaid Dividend (unless the Company elects to pay such Dividend in cash) through the date of such conversion, divided by a conversion price initially equal to $1.8125 per share of Series C Convertible Preferred Stock, $2.00 per share of Series D Convertible Preferred Stock, and $3.028 per share of Series E Convertible Preferred Stock (in each case, the "Conversion Price"). The Conversion Price is subject to adjustment for stock splits, stock dividends, recapitalization and similar transactions. Any Preferred Share not previously converted will automatically convert into Common Stock on January 8, 2002. The Company received payments totaling approximately $4.9 million for the Preferred Shares prior to December 31, 1998. These cash receipts are recorded on the Company's balance sheet at December 31, 1998.

    U.S. Boston Capital Corporation ("U.S. Boston Capital") acted as placement agent for a portion of the offering of the Preferred Shares for a cash commission of $47,000. Willard L. Umphrey, a Director of the Company, is the Chairman, President, Treasurer and a Director of U.S. Boston Capital.

    On February 8, 1999, the Company reached a settlement of their dispute with Enviromed, plc. See "Item 3. Legal Proceedings."

ITEM 2. DESCRIPTION OF PROPERTY.

    The Company's principal corporate administrative offices are housed in 10,000 square feet of leased space in Waltham, Massachusetts. The lease for this facility is for a three-year term, expiring December 31, 1999 and provides for monthly rent of $8,333. The Company also leases facilities in Brussels, Belgium for a marketing and sales office and for warehousing, and in Munich, Germany for offices and warehouse space. The lease for the Company's facility in Belgium covers 262 square feet of space, provides for monthly rent of $700 and is terminable on three months notice. The lease for the Company's facility in Germany covers 1,247 square feet of space, provides for rent of $6,500 per month and is for a term ending May 31, 2000. The Company believes that its current facilities are adequate for its operations for the foreseeable future.

    The Company's own manufacturing facilities are located in Ireland, Scotland and Israel. The Inverness, Scotland facility consists of 50,500 square feet (expanding to 103,500) and includes areas for manufacturing, warehousing, research and development, and administrative offices. The Company currently manufactures FastTAKE strips and alternative blood glucose strips at the Inverness facility. The Inverness facility lease expires in 2016, with an option to purchase at the open market value of the premises. CDIL is located in Galway, Ireland in a 40,000 square foot facility, half of which is owned by the Company and half of which is leased from a private developer under a lease that expires in 2026. The Galway facility houses the central manufacturing, warehousing, research and development, and administrative functions of CDIL, which was responsible for the development, production and distribution of some of the Company's infectious disease diagnostic products until the sale of that business in September 1998. The Company currently manufactures its pregnancy products at the Galway facility.

    The FDA regulates companies that manufacture commercial medical devices and requires that such companies manufacture such devices in a properly designed environment. The Inverness facility was designed and constructed, and the Galway facility has been upgraded, with the intention of complying with the FDA's GMPs and requirements necessary for approvals and commercial sales within the United States. The Company is required to register these facilities with the FDA and to ensure that each meets the requirements of the GMPs prior to commercial sales in the United States. Each registered facility is required to submit to an FDA inspection no less frequently than every two years. The Company completed ISO 9002 regulation of the Galway facility in August 1996 and ISO 9001 regulation of the Inverness facility in May 1998.

    Orgenics houses its executive offices and development and manufacturing operations in a leased facility of approximately 10,000 square feet in Yavne, Israel. The lease for this facility expires in 2006 and carries rent of approximately $21,000 per month. The facility includes a number of specialized features and equipment, including environmentally controlled areas, customized production equipment, and computerized systems for purchasing, inventory, and materials tracking. Orgenics also maintains small sales offices in Paris, France, Sao Paulo, Brazil, and Bogota, Columbia. The lease for the French office runs through 2006 and carries monthly rent of approximately $6,000 which is linked to the French building cost index. The lease for the Brazilian office is for one year with monthly rent of approximately $2,000 and an option for another year. The lease for the Columbian office is for one year with monthly rent of approximately $1,300 with a non-limited option. The Company believes the existing facilities are adequate for Orgenics' operations for the foreseeable future.

    The Company has insurance coverage for the properties and equipment that it owns or houses.

ITEM 3. LEGAL PROCEEDINGS

ABBOTT LABORATORIES V. LIFESCAN, INC. AND SELFCARE, INC.

    In late October 1998, Abbott commenced a lawsuit against the Company and LifeScan in the United States District Court for the District of Massachusetts. The complaint alleges that the disposable test strips used in the FastTAKE-Registered Trademark- blood glucose monitoring system supplied by the Company to LifeScan infringe U.S. Patent No. 5,820,551 (the "Test Strip Patent") issued to Abbott on October 13, 1998. Abbott is seeking damages and an injunction against sales in the United States. Abbott also sought to enjoin LifeScan and Selfcare from the manufacture, use and sale of these blood glucose test strips in the United States during the pendency of the infringement litigation. On February 22, 1999, the court denied Abbott's motion for a preliminary injunction and stated "...that Abbott is unlikely to succeed on the merits of its claim of patent infringement..." Although a final ruling against the Company could have a material adverse impact on sales, operations or financial performance, based on a review of the Abbott claims by patent counsel and the aforementioned court ruling, the Company believes that the FastTAKE test strips do not infringe the Test Strip Patent and that Abbott's claims will be proven to be without merit.

ABBOTT LABORATORIES V. SELFCARE, INC. AND PRINCETON BIOMEDITECH CORPORATION

    In April 1998, Abbott commenced a lawsuit against the Company and Princeton BioMeditech Corporation ("PBM"), which manufactures certain products for the Company, in an action filed in the United States District Court for the District of Massachusetts ("District Court"), asserting patent infringement arising from the Company and PBM's manufacture, use and sale of products that Abbott claims are covered by one or more of the claims of U.S. Patent Nos. 5,073,484 and 5,654,162 (the "Pregnancy Test Patents") to which Abbott asserts that it is the exclusive licensee. Abbott claims that certain Selfcare products relating to pregnancy detection and ovulation prediction infringe the Pregnancy Test Patents. Abbott is seeking an order finding that the Company and PBM infringe the Pregnancy Test Patents, an order permanently enjoining the Company and PBM from infringing the Pregnancy Test Patents, compensatory damages to be determined at trial, treble damages, costs, prejudgment and post-judgment interest on Abbott's compensatory damages, attorneys' fees, and a recall of all existing Company or PBM products found to infringe the Pregnancy Test Patents. On August 5, 1998, the court denied Abbott's motion for a preliminary injunction. On October 23, 1998, the Company, PBM, and the LLC, the joint venture between the two companies, filed a motion to amend their counterclaim against Abbott, asserting that Abbott is infringing U.S. Patent Nos. 5,559,041 (the "041 patent") and 5,728,587 (the "587 patent") which are owned by the LLC and seeking a declaration that Abbott infringes the patents, permanent injunctive relief, money damages and attorneys' fees. On November 5, 1998, Abbott filed suit in the United States District Court for the Northern District of Illinois seeking a declaratory judgment of non-infringement, unenforceability and invalidity of the 041 patent and 587 patent. The Illinois court granted the Company's motion to transfer the aforementioned Illinois action to Massachusetts. The Company and its co-defendant have moved for summary judgment on their defense that the Abbott patents are invalid, and Abbott has cross-moved for summary judgment on the issue of infringement. The case is currently in the discovery stage. The Company intends to defend this litigation vigorously; however, a final ruling against the Company could have a material adverse impact on the Company's sales, operations or financial performance.

CAMBRIDGE BIOTECH CORPORATION AND CAMBRIDGE AFFILIATE CORPORATION V. RONALD
  ZWANZIGER, SELFCARE, INC., CAMBRIDGE DIAGNOSTICS IRELAND, LTD., TRINITY BIOTECH, PLC AND PASTEUR SANOFI DIAGNOSTICS

    On January 22, 1999, Cambridge Biotech Corporation ("CBC") and Cambridge Affiliate Corporation ("CAC") filed suit (Civil Action No. 99-378) in the Middlesex County Massachusetts Superior Court against the Company, its President, Ron Zwanziger, CDIL, Trinity Biotech plc ("Trinity") and Pasteur Sanofi Diagnostics ("Pasteur"). The complaint alleges, among other things, that actions taken by Mr. Zwanziger as President of CAC in connection with the sale by CDIL of its diagnostics business to Trinity (See Notes 8(b) and 16(c) of Notes to Consolidated Financial Statements) were not properly authorized and that, as a result of the actions, CBC may lose the benefit of valuable patent licenses from Pasteur. CBC's requested relief is to have the CAC/Trinity manufacturing and sales agreements declared null and void, the license between Pasteur and CBC declared to be in full force, to recover damages allegedly caused by the Company and Mr. Zwanziger, and to recover damages due to Pasteur's actions. CBC moved for a preliminary injunction, seeking to enjoin the Company, CDIL, Mr. Zwanziger, and Trinity from acting pursuant to the CAC/Trinity agreements and to enjoin Pasteur from terminating its license agreements with CBC. Following a hearing on January 25, 1999, the Court denied CBC's motion. Subsequently, all of the parties (including Pasteur, which continues to maintain that the issues between it and CBC should be litigated in France) have agreed to voluntary, non-binding mediation of the dispute. The Company believes that CBC's complaint against the Company, Mr. Zwanziger, and CDIL is without merit and intends to defend the action vigorously if the mediation does not lead to a settlement. The Company does not believe that an adverse ruling against the Company would have a material adverse impact on sales, operations or financial performance.

ENVIROMED PLC V. SELFCARE, INC.

    The Company had been involved in a dispute with Enviromed plc ("Enviromed") with respect to a joint venture agreement entered into between the Company and Enviromed in March 1994 and other agreements (collectively, the "Disputed Enviromed Agreements") entered into between the Company and Enviromed and its wholly-owned subsidiary Cranfield Biotechnology Ltd. ("Cranfield") and the issuance of shares of Common Stock to Enviromed in connection therewith. In connection with this dispute, the Company informed Enviromed that, due to the failure of Enviromed and Cranfield to perform their obligations under the Disputed Enviromed Agreements, the Company disputed Enviromed's ownership of the Common Stock held of record by Enviromed. On July 5, 1996, Enviromed filed suit against the Company and the representatives of the underwriters (the "IPO Representatives") of Selfcare's initial public offering in United States District Court for the Southern District of New York alleging breach of a registration rights agreement relating to the Common Stock held of record by Enviromed. Enviromed claimed that its rights under a registration rights agreement were breached in connection with the Company's initial public offering and requested damages, injunctive relief and a declaratory judgment that Enviromed is the lawful owner of the shares. The Company filed counterclaims against Enviromed arising out of the failure of Enviromed and Cranfield to perform their obligations under the Disputed Enviromed Agreements. On October 18, 1996, the case was ordered transferred to the United States District Court for the District of Massachusetts. On November 15, 1996, Enviromed filed a dismissal without prejudice of its claims against the IPO Representatives. On March 11, 1997, Enviromed and the Company filed a stipulation of dismissal without prejudice of all the claims and counterclaims in the case, and the case was dismissed without prejudice. On February 8, 1999, the Company and Enviromed reached a settlement whereby (i) Enviromed's board of directors was restructured and Mr. Zwanziger, the Company's Chairman, was replaced as a board member by David Scott, the Managing Director of the Company's subsidiary, Inverness Medical, (ii) the payment of L437,000 in notes owed to Selfcare by Enviromed was rescheduled, and
(iii) Enviromed agreed to pay Selfcare an amount up to a maximum of L500,000, based upon purchases by Selfcare from an Enviromed subsidiary in excess of certain minimums. The settlement was subject only to approval of the Enviromed's shareholders, which was received in March 1999.

FLAMBELLE LIMITED AND EASTCOURT LIMITED V. SELFCARE, INC.

    Trinity Biotech plc ("Trinity") and Eastcourt Limited ("Eastcourt") have filed Schedule 13Ds with the Securities and Exchange Commission (the "Commission") stating that Enviromed plc sold the Company's Common Stock held of record by Enviromed to Flambelle Limited ("Flambelle"), a wholly-owned subsidiary of Trinity, and Eastcourt, an entity owned 50% each by Enviromed and Flambelle, on August 28, 1996. On November 1, 1996, Enviromed announced that it had disposed of its holding of shares of Eastcourt to Flambelle for consideration of $1.25 million. In December 1996, Eastcourt filed a Schedule 13D/A and Trinity and Flambelle filed a joint Schedule 13D with the Commission. On February 12, 1997 Flambelle and Eastcourt commenced a lawsuit against the Company in the United States District Court for the District of Massachusetts, seeking a declaratory judgment that Flambelle and Eastcourt own the Common Stock held of record by Enviromed and damages for alleged breach of a registration rights agreement. As of March 6, 1998, the Company entered into a settlement agreement with Trinity and Flambelle whereby the parties agreed that Flambelle shall have title to 80% of the shares of Selfcare stock in dispute, amounting to 622,898 shares of the Company's Common Stock, and Selfcare shall have title to 20% of said shares, amounting to 155,724 shares of its Common Stock. Replacement stock certificates have been issued and the lawsuit has been dismissed with prejudice. Of the original 778,622 disputed shares, 185,094 shares were issued in connection with the acquisition of certain manufacturing rights. The value of such shares have been expensed in the Company's historical financial statements. Accordingly, the Company has recorded the fair value of the shares recovered as part of this settlement agreement, $1.5 million, as a component of other income in the accompanying consolidated statements of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Company's Common Stock is traded on the American Stock Exchange ("AMEX") under the symbol "SLF" The following table sets forth, for the periods indicated, the high and low closing prices of the Common Stock on AMEX.

YEAR ENDED DECEMBER 31, 1997                                                                   HIGH        LOW
------------------------------------------------------------------------------------------  ----------  ----------
1(st) Quarter.............................................................................  $  13.6250  $   8.7500
2(nd) Quarter.............................................................................  $  13.6875  $   8.6250
3(rd) Quarter.............................................................................  $  13.4375  $  11.0000
4(th) Quarter.............................................................................  $  12.8750  $   8.2500
Year ended December 31, 1998
1(st) Quarter.............................................................................  $  11.1250  $   8.6250
2(nd) Quarter.............................................................................  $  11.6875  $   9.2500
3(rd) Quarter.............................................................................  $   9.7500  $   3.3750
4(th) Quarter.............................................................................  $   3.8125  $   1.6250

    At March 22, 1999, there were 274 holders of record of the Company's Common Stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

    The Company has issued unregistered securities to a limited number of persons, as described below. No underwriters or underwriting discounts or commissions were involved. There was no public offering in any such transaction, and the Company believes that each transaction was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act").

    On January 8, 1999, the Company sold in a private placement 56,845 shares of Series C Convertible Preferred Stock, par value $.001 per share, 3,030 shares of Series D Convertible Preferred Stock, par value $.001 per share, and 14,170 shares of Series E Convertible Preferred Stock, par value $.001 per share, of the Company (collectively, the "Preferred Shares") to private investors (the "Preferred Investors") at an aggregate purchase price of $7,404,500. The Preferred Investors include certain officers and directors of the Company. Each Preferred Share accrues a dividend of 7% per annum (the "Dividend"). The Preferred Shares are convertible into shares of Common Stock. The actual number of shares of Common Stock issuable upon conversion of a Preferred Share is equal to the aggregate stated value per share (i.e., $100), plus any accrued but unpaid Dividend (unless the Company elects to pay such Dividend in cash) through the date of such conversion, divided by a conversion price initially equal to $1.8125 per share of Series C Convertible Preferred Stock, $2.00 per share of Series D Convertible Preferred Stock, and $3.028 per share of Series E Convertible Preferred Stock (in each case, the "Conversion Price"). The Conversion Price is subject to adjustment for stock splits, stock dividends, recapitalization and similar transactions. Any Preferred Share not previously converted will automatically convert into Common Stock on January 8, 2002. Although the sale of the Preferred Shares did not occur in the period covered by this report, the Company received payments for the Preferred Shares prior to December 31, 1998. The Company claimed exemption from the registration requirements of the Securities Act by reason of Regulation D promulgated thereunder, based on the private nature of the transaction and the financial sophistication of the purchasers, all of whom had access to complete information concerning the Company and acquired the securities for investment and not with a view to the distribution thereof. U.S. Boston Capital acted as placement agent for a portion of the offering of the Preferred Shares for a commission of $47,000. Willard L. Umphrey, a Director of the Company, is the Chairman, President, Treasurer and a Director of U.S. Boston Capital.

ITEM 6. SELECTED FINANCIAL DATA

               STATEMENT OF OPERATIONS DATA                                YEARS ENDED DECEMBER 31,
          (IN THOUSANDS, EXCEPT PER SHARE DATA)                1998       1997       1996        1995       1994
----------------------------------------------------------  ----------  ---------  ---------  ----------  ---------
Net revenue...............................................  $  117,984  $  52,250  $  19,063  $    7,239  $   2,322
Operating loss............................................     (10,309)   (18,768)   (17,648)     (5,560)    (2,845)
Net loss..................................................     (18,778)   (24,710)   (28,578)    (10,097)    (2,785)
Net loss per common share.................................  $    (1.55) $   (3.36) $   (6.00) $    (2.61) $   (0.52)
Cash dividends paid per common share......................  $       --  $      --  $      --  $       --  $      --

                   BALANCE SHEET DATA:                                        AS OF DECEMBER 31,
                      (IN THOUSANDS)                           1998       1997       1996       1995       1994
----------------------------------------------------------  ----------  ---------  ---------  ---------  ---------
Total assets..............................................  $  115,077  $  95,372  $  41,089  $  13,692  $   5,331
Debt obligations..........................................      62,481     59,903      8,833     10,500      2,168
Mandatorily redeemable preferred stock....................       3,718      1,868      1,754      1,644         --
Total stockholders' equity................................  $       83  $  (5,230) $  12,079  $   5,441  $  15,009

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

    NET REVENUES. Net revenues in 1998 increased $65.7 million or 126% to $118.0 million from $52.3 million in 1997. The primary reason for the increase in revenues was the addition of Can-Am acquired in February 1998 and the sales of the FastTAKE system which the Company primarily started shipping in 1998. Net sales from the Company's diabetes management segment were $57.2 million in 1998, an increase of $56.8 million as compared to net sales of $434,000 in 1997. The diabetes management net product sales accounted for 48.5% of the Company's net revenues in 1998 compared to just 0.8% of the net revenues in 1997. Net sales from the Company's women's health segment were $40.5 million in 1998, an increase of $8.6 million or 27.1% as compared to $31.8 million in 1997. Although the net sales of women's health products increased from 1997, they accounted for a smaller percentage of the Company's net revenues due to the introduction of the diabetes management products. The women's health product sales accounted for 34.3% of the Company's total net revenues in 1998 compared to 60.9% of the total net revenues in 1997. The increase in the women's health segment is attributed primarily to three factors. In 1998, the Company experienced the effect of a full year's net sales of Nutritional Supplements compared with 10 1/2 months of sales from the acquisition of these products in February, 1997. Secondly, the Company introduced SoyCare-TM-, a new line of nutritional supplements for menopause and bone health, in July 1998. The third factor in the increased net sales of the women's health segment was an increase in sales of private label pregnancy and ovulation tests. Other revenues were derived from the net sales of clinical diagnostics products and the recognition of deferred revenue. Net sales of the clinical diagnostic products for 1998 were $15.9 million, a decrease of $2.2 million or 12.5% from net sales of $18.1 million in 1997. The decrease in diagnostic product sales is partly due to the Company's sale of the diagnostics business of CDIL in September 1998 in addition to a general decline in the sales of the clinical diagnostics products. Grant and other revenue was $3.9 million in 1998, an increase of $2.5 million or 187% from grant and other revenue of $1.4 million in 1997. In 1998, the Company recognized $2.7 million of revenue related to a $7.0 million success fee received from LifeScan in October 1996. The Company recognized the revenue related to the success fee as FastTAKE meters were shipped to LifeScan. The Company accelerated the recognition of this revenue based on the change in estimated life of the current meter because of the planned introduction of an improved meter. Approximately $1.2 million of the revenues for 1998 was attributable to the amortization of deferred revenue associated with certain development and capital grants relating to the Inverness facility. In 1997, there was $1.1 million revenue recognized in connection with the grants, most of which related to the Inverness facility.

    GROSS PROFIT. Gross profit for 1998 increased $14.9 million or 57% to $40.9 million from $26.0 million in 1997. The increase in gross profit was primarily attributable to the sale of FastTAKE and the inclusion of the products sold by the newly acquired Can-Am. Gross profit as a percentage of net revenues decreased to 35% in 1998 from 50% in 1997. The decrease in the gross profit as a percentage of net revenues is attributed to the sale of meters for the FastTAKE system, which are sold at cost. Gross profit on net sales of the diabetes management segment was $7.8 million or 14% of the net sales of the diabetes management segment for 1998. Gross profit on the women's health segment was $20.2 million or 50% of the net sales of women's health products in 1998 compared to $15.9 million or 50% of the net sales of women's health products in 1997. The $4.3 million increase was primarily due to increases in the sales of the nutritional supplements, including sales of SoyCare-TM-, a new product introduced in 1998. Gross profit from net sales of clinical diagnostics and other products, and the recognition of deferred revenue was $12.8 million in 1998 compared to $10.4 million in 1997. The increase was primarily attributable to the revenue recognized on the aforementioned success fee.

    RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense for 1998 decreased $8.2 million or 53% to $7.4 million from $15.6 million in 1997. The decrease was primarily due to the transition in December 1997 of the FastTAKE system from research and development into production. The Company expects to continue to spend significant and increasing amounts on research and development throughout 1999.

    CHARGE FOR IN-PROCESS RESEARCH AND DEVELOPMENT. There were no charges for in-process research and development in 1998.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased $10.7 million or 42% to $36.3 million from $25.6 million in the 1997. The increase was primarily attributable to the acquisition of Can-Am and marketing efforts and the hiring of additional staff to support the sales of the women's health products, especially SoyCare-TM-. Additionally, legal expenses were higher in 1998 due to litigation (See "Item 3. Legal Proceedings"). Selling, general and administrative expense as a percentage of net revenues decreased in 1998 from 1997. Selling, general and administrative expense was 31% of net revenues for 1998 compared to 49% for 1997.

    NET CHARGE ON BUSINESS DISPOSITION, ASSET IMPAIRMENT AND RESTRUCTURING ACTIVITIES. On September 30, 1998, the Company sold the clinical diagnostics business of its subsidiary, CDIL, to Trinity Biotech plc. ("Trinity") for consideration of 555,731 shares of Selfcare. Common Stock, which was then owned by Trinity, $230,000 in cash and other consideration valued at approximately $43,000. The Company recorded a gain of approximately $1.2 million as a result of the sale of the assets. In the fourth quarter of 1998, the Company recorded charges totaling $7.8 million reflecting the change in the fair value of certain assets that were no longer expected to contribute to the Company's profitability. The Company also recorded a $810,000 restructuring charge related to the discontinuance of development and manufacture of diabetes management products at the Company's subsidiary, CDIL.

    NON-CASH COMPENSATION EXPENSE. There were no non-cash compensation expenses in 1998. The non-cash compensation expense of $168,000 for 1997 relates to the compensation pertaining to the grant of certain stock options to employees.

    INTEREST EXPENSE. Interest expense increased $4.1 million to $9.6 million in 1998 from $5.5 million in 1997. In 1998, the Company recognized $1.8 million of non-cash interest expense for the amortization of the original issue discount on convertible notes and warrants. In 1997, the Company recognized $498,000 of non-cash interest expense for the amortization of the original issue discount on convertible notes and warrants. The increase in interest expense is due to new financing activities in 1998 that are described in this section under the caption of "Liquidity and Capital Resources" and also due to a full year of interest expense on the Subordinated Revenue Royalty Notes issued in mid-1997.

    INTEREST AND OTHER INCOME, NET. Interest income decreased by $383,000 to $585,000 in 1998 from $968,000 in 1997, primarily due to the decrease in cash balances. The Company also recognized $1.5 million of non-cash income related to 155,724 shares of the Company's Common Stock received into treasury in connection with the settlement agreement dated March 6, 1998 by and between the Company, Trinity Biotech plc, Flambelle Limited and Eastcourt Limited. The Company recognized a $251,000 gain in 1998 related to its 29.9% equity in the net profit of Enviromed compared to a $327,000 loss recognized in 1997. The Company incurred an unrealized loss of $717,000 in 1997 on the translation of intercompany receivables. Fluctuations in foreign currency did not significantly impact revenue performance measured in U.S. dollars for 1998. Substantially all sales are paid in the functional currency of the selling entity.

    DIVIDENDS AND MINORITY INTEREST. The Company's subsidiary in Inverness, Scotland accrued $146,000 for 1998, representing a 6% dividend payable on its outstanding cumulative redeemable preference shares, as compared to $114,000 for 1997. In October 1998, an additional 1,000,000 shares of 6% cumulative redeemable preference stock of Inverness Medical were issued to Inverness & Nairn Local Enterprise Company, a U.K. government agency, for approximately $1.7 million. Minority interest in certain of the Company's subsidiaries was $100,000 in 1998 and $181,000 in 1997.

    EXTRAORDINARY LOSS. In 1997, the Company incurred a non-cash charge of $579,000 for the extinguishment of debt related to the Cambridge Diagnostics Notes and EN PLC Notes which were exchanged for convertible notes.

    INCOME TAXES. In 1998, the Company recorded provisions of $544,000 for income taxes compared to $196,000 for 1997. The 1998 provision reflects certain state income taxes relating to IMI and Can-Am, as well as capital gains taxes in Ireland relating to the business disposition of CDIL. Substantially all of the 1997 provision relates to state income taxes.

    NET LOSS. Net loss for 1998 was approximately $18.8 million or $1.55 per common share as compared to $24.7 million or $3.36 per common share in 1997. The net loss in 1998 and 1997 includes non-recurring, non-cash charges and income as described above. Excluding the non-cash charges results in a net loss of $10.9 million or $0.91 per common share in 1998 as compared to $20.0 million or $2.50 per common share for 1997. These losses reflect continued spending on research and development, expansion of the Company's sales and marketing efforts, the hiring of additional staff to support the Company's operations and significant interest expense on the Company's debts.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

    NET REVENUES. Net revenues in 1997 increased $33.2 million or 174% to $52.3 million from $19.1 million in 1996. Net product sales increased $36.8 million or 262% to $50.9 million from $14.1 million in 1996. The total net sales of the Company's women's health products for 1997 were $31.8 million, an increase of $24.5 million from net sales of $7.3 million in 1996. The primary reason for the increase in revenues was the addition of the Nutritional Supplements acquired in February 1997. Many of the Nutritional Supplements are marketed primarily for women. Net sales of Nutritional Supplements were $18.1 million in 1997. The remaining $6.4 million increase in the net sales of women's health products is attributed to new private label accounts for the Company's pregnancy and ovulation prediction self-tests. Net sales of clinical diagnostic products for 1997 were $18.1 million, an increase of $11.5 million or 175% from net sales of $6.6 million in 1996. The increase in clinical diagnostic product sales is primarily due to the Company's acquisition of Orgenics in October 1996. In December 1997, the Company had its first sales of its electrochemical blood glucose monitoring systems to LifeScan. The net sales to LifeScan was only $144,000 and the total net sales of the diabetes management products was $434,000 in 1997. Grant and other revenue was $1.4 million, in 1997, a decrease of $3.6 million or 73% from grant and other revenue of $5.0 million in 1996. In 1996, the Company recognized $4.0 million of revenue related to a $7.0 million success fee received from LifeScan in October 1996. The Company did not recognize revenue related to the success fee in 1997. Approximately $1.1 million of the revenues for 1997 was attributable to the amortization of deferred revenue associated with certain development and capital grants relating to the Inverness facility. There was approximately $722,000 of revenue recognized in connection with the grants related to the Inverness facility for 1996.

    GROSS PROFIT. Gross profit for 1997 increased $17.9 million or 220% to $26.0 million from $8.1 million in 1996. Gross profit as a percentage of net revenues increased to 50% for 1997 from 43% in 1996. Gross profit on the net sales of women's health products was $15.9 million or 50% of the net sales of women's health products in 1997 compared to $610,000 or 8% of the net sales of women's health products in 1996. The increase in gross profit was primarily attributable to the addition of revenue from the Nutritional Supplements. In addition, the Company had recorded provisions for product returns in 1996 due to consolidation in the industry and also realized cost reductions in 1997 from the manufacture of pregnancy test sticks at the Company's facility in Galway, Ireland. Gross profit on the net sales of clinical diagnostic products was $9.9 million or 54% of the net sales of clinical diagnostic products in 1997 compared to $2.5 or 38% of the net sales of clinical diagnostic products in 1996. The increase in gross profit on diagnostic product sales is primarily due to the Company's acquisition of Orgenics in October 1996.

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

    CHARGE FOR IN-PROCESS RESEARCH AND DEVELOPMENT. A portion of the purchase price of the Company's acquisition of Orgenics was allocated to in-process research and development projects that did not achieve technological feasibility and did not have future alternative uses. The total charge for in-process research and development was $7.7 million of which $3.3 million was expensed in 1997 and $4.4 million was expensed in 1996.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased $15.1 million or 144% to $25.6 million from $10.5 million in the 1996. The increase was primarily attributable to the acquisition of Orgenics and marketing efforts and the hiring of additional staff to support the sales of the Nutritional Supplements. Selling, general and administrative expense, as a percentage of net revenues, decreased during 1997 as compared to 1996. Selling, general and administrative expense was 49% of net revenues for 1997 compared to 55% for 1996.

    NON-CASH COMPENSATION EXPENSE. The non-cash compensation expense of $168,000 for 1997 relates to the compensation pertaining to the grant of certain stock options to employees. Substantially all of the non-cash compensation expense for 1996 related to certain stock options granted to certain employees of the Company. For 1996, the non-cash compensation expense related to stock options granted to the Company's Chief Executive Officer in August 1995 was $3.2 million. Additional non-cash compensation expense of $680,000 for 1996 related to stock options granted to certain other employees that were contingent on certain goals that were met. In accordance with SFAS No. 123, Accounting for Stock Based Compensation, the Company recorded non-cash compensation expense of $76,000 for stock options granted to outside consultants. The remaining $199,000 of non-cash compensation expense for 1996 related to the amortization of deferred compensation pertaining to the grant of certain stock options to employees.

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

    EXTRAORDINARY LOSS. In 1997, the Company incurred a non-cash charge of $579,000 for the extinguishment of debt related to the Cambridge Diagnostics Notes and EN PLC Notes which were exchanged for convertible notes.

    INCOME TAXES. In 1997, the Company recorded provisions of $196,000 for income taxes of which $175,000 is estimated Pennsylvania state income tax.

    NET LOSS. Net loss for 1997 was approximately $24.7 million or $3.36 per common share as compared to $28.6 million or $6.00 per common share in 1996. The net loss in 1997 includes non-cash charges for (i) interest expense of $498,000,
(ii) an extraordinary loss on the extinguishment of debt of $579,000, and (iii) in-process research and development of $3.3 million and (iv) equity in the net loss of Enviromed of $327,000. The net loss in 1996 includes non-cash charges for (i) interest expense of $10.6 million, (ii) compensation expense of $4.2 million, (iii) in-process research and development of $4.4 million and (iv) equity in the net loss of Enviromed of $200,000. Excluding the non-cash charges results in a net loss of $20.0 million or $2.50 per common share in 1997 as compared to $9.2 million or $1.92 per common share for 1996. These losses reflected increased spending on research and development as well as expansion of the Company's sales and marketing efforts and the hiring of additional staff to support the Company's operations.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed its operations primarily through the funds it has received in connection with its initial public offering, a secondary public offering, funds received in connection with the LifeScan Alliance, private placements of debt and equity securities, a bank line of credit and other borrowings, cash from product sales and grants from government development agencies.

    In November 1994, Selfcare acquired CDIL from Cambridge Biotech Corporation for an aggregate of $2.1 million and the assumption of certain liabilities. In addition, the Company furnished Cambridge Diagnostics with a $900,000 working capital line of credit. Selfcare financed the acquisition of Cambridge Diagnostics by utilizing a bank line of credit and subsequently refinanced the amount borrowed through the issuance of an aggregate of $3.0 million in original principal amount of 10% promissory notes (the "CDIL Notes"), together with attached warrants with an aggregate purchase price of $30,000 (the "CDIL

Warrants"). The CDIL Notes were due March 31, 1998, and bore interest at the rate of 10% per year. The number of shares of Common Stock issuable pursuant to the CDIL Warrants is equal to 69% of the net sales of CDIL for the fiscal year preceding the repayment of the CDIL Notes, divided by $32.87. Based on this formula and CDIL's net sales for fiscal year 1995, had the CDIL Notes been repaid on December 31, 1996, all of the CDIL Warrants would have become exercisable for an aggregate of 1,142,635 shares of Common Stock. On December 31, 1996, the holders of $2.6 million in principal amount of the CDIL Notes entered into agreements (the "Extension Agreements") to terminate and cancel their CDIL Warrants, in exchange for which the Company agreed to transfer to such holders, for no additional consideration, an aggregate of 990,050 shares of Common Stock on the earlier of January 15, 2000, or the occurrence of a change in control (as defined in the Extension Agreements) of the Company. In December 1997, the Company accelerated the issuance of the 1,142,635 shares to December 17, 1997. In December 1997, the Company entered into exchange agreements with the holders of approximately $2.95 million of CDIL Notes pursuant to which the Company exchanged notes convertible into shares of Common Stock (the "Convertible CDIL Notes") for the CDIL Notes. The Convertible CDIL Notes were issued in a principal amount equal to the principal amount of the CDIL Notes exchanged by the holders thereof plus accrued interest at the rate of 10% per annum, and were automatically converted at a price of $7.225 per share into 428,713 shares of Common Stock on June 12, 1998. The conversion price represents a 15% discount from the closing price of the Company's Common Stock on the date immediately preceding the effective date of the exchange of the CDIL Notes for the Convertible CDIL Notes, reflecting, in part, the fact that shares are not registered under the Securities Act. The direct and indirect holders of CDIL Notes included the following directors and officers, which directors and officers exchanged an aggregate principal amount of approximately $866,000 of CDIL Notes on identical terms with all other holders of CDIL Notes: John F. Levy, David Scott, Willard L. Umphrey and Ron Zwanziger. In addition, U.S. Boston Capital, a broker-dealer, the President of which is Willard L. Umphrey, a Director and principal stockholder of the Company, received a fee of three percent (3%) of the principal amount of the CDIL Notes exchanged as compensation for services rendered by U.S. Boston Capital in connection with the exchange.

    The Company received $1.6 million in June, 1995 from an investment by Inverness & Nairn Local Enterprise Corporation ("INLEC"), a development agency funded by the government of the United Kingdom, in 1,000,000 shares of 6% Cumulative Redeemable Preference Shares (the "Inverness Preference Shares") of Inverness to finance a portion of the start-up costs relating to the facility in Inverness, Scotland. The Inverness Preference Shares held by INLEC (including cumulative dividends) are reflected in the accompanying consolidated balance sheets as mandatorily redeemable preferred stock of a subsidiary. The Company must redeem all 1,000,000 Inverness Preference Shares by May 31, 2000. If the Company cannot legally redeem the Preference Shares on that date, it must redeem the shares as soon as legally permissible at a price of approximately $1.91 per share plus any accrued and unpaid dividends. Upon liquidation of Inverness, the holders of Inverness Preference Shares are entitled to receive approximately $1.59 per share, plus any accrued and unpaid dividends; thereafter, the ordinary stockholders shall equally share with the holders of Inverness Preference Shares in the remaining assets to be distributed. The holders of the Inverness Preference Shares do not have any voting rights. In October, 1998, the Company received $1.7 million in from INLEC, for 1,000,000 additional Preference Shares of Inverness. The additional Inverness Preference Shares are due in October 2003 and contain the same terms as the Preference Shares that were issued in 1995.

    On August 6, 1997, the Company and Princeton, together with the Selfcare Sub, the Princeton Sub and the LLC entered into the Joint Venture Agreement. The purpose of the LLC is to own, develop and exploit the intellectual property related to rapid immunochemical diagnostic tests. Under the Joint Venture Agreement, Princeton contributed its rights in the Intellectual Property to the LLC while Selfcare Sub agreed to contribute up to $2,000,000, on an as needed basis, to cover expenses incurred by the LLC in enforcing the rights of the LLC in the Intellectual Property. Selfcare Sub and Princeton Sub are each obligated to cover 50% of any other operating expenses of the LLC. The LLC entered into license agreements with both Selfcare and Princeton granting each a non-exclusive, worldwide, royalty-free license to the Intellectual Property. To date the Company has not incurred material costs pursuant to the Joint Venture Agreement but the LLC filed a lawsuit against Abbott Laboratories in October 1998 (See "Item 3. Legal Proceedings").

    In October 1996, the Company purchased 200,000 common shares of Enviromed plc ("Enviromed") and agreed to purchase EN PLC Limited Partnership's ("EN PLC") holdings of 7,961,386 common shares of Enviromed for a promissory note with a principal amount of approximately $3.8 million. In November 1996, the Company purchased an additional 100,000 common shares of Enviromed. Effective as of January 1, 1997, the Company and EN PLC entered into an amendment to the agreement (the "EN PLC Agreement") with EN PLC pursuant to which the Company agreed to issue two promissory notes, in principal amounts of approximately $2.8 million and $1.0 million, respectively, evidencing the purchase price under the EN PLC Agreement (the "EN PLC Notes"). In December 1997, the Company exchanged notes that are convertible into shares of Common Stock (the "Convertible EN PLC Notes") in a principal amount equal to approximately $1.6 million for payments due in January and April 1998 under the EN PLC Notes. The Convertible EN PLC Notes accrued interest at the rate of 10% per annum, and were automatically converted at a price of $7.225 per share into shares of Common Stock on June 12, 1998. The EN PLC Conversion Price represents a 15% discount from the closing price of the Company's Common Stock on the date immediately preceding the effective date of the exchange of the amounts due under the EN PLC Notes in January and April 1998 for the Convertible EN PLC Notes, reflecting, in part, the fact that shares are not registered under the Securities Act. The holders of EN PLC Notes included the following directors and officers, which directors and officers exchanged an aggregate amount of approximately $774,000 on identical terms with all other holders of EN PLC Notes: Carol R. Goldberg, John F. Levy, Willard L. Umphrey and Ron Zwanziger.

    On February 19, 1997, the Company's subsidiary, IMI, acquired Nutritional Supplements from AHP. As consideration for the Nutritional Supplements, IMI paid to AHP $30.0 million in cash and the Company issued to AHP a $6.0 million promissory note (the "AHP Note"). The Company funded the cash portion of the purchase price with a credit facility consisting of a $25.0 million term loan (the "AHP Term Loan") and a $5.0 million bridge loan (the "AHP Bridge Loan"). The AHP Bridge Loan was repaid June 4, 1997. The Company paid the AHP note in three installments during 1998. The Company paid $3.0 million of principal on the AHP Term Loan in 1997 and paid the remainder of the AHP Term Loan on February 19, 1998 from funds received from The Chase Manhattan Bank ("Chase") (described below).

    On February 18, 1998, IMI acquired Can-Am, a leading supplier of diabetes care products, for approximately $27.9 million, consisting of $13.6 million in cash, notes in the aggregate principal amount of $2 million (subject to potential premiums of up to an additional $2 million in the aggregate based upon increases in the Company's common stock during the term of the Notes) and approximately 1.1 million shares of the Company's Common Stock.

    In consideration for the sale of his interest in Can-Am, Mr. Oringer, a Director of the Company, received from the Company 277,083 shares of the Company's Common Stock and a Non-Negotiable Note, maturing February 18, 2001, in the principal amount of $500,000, bearing interest at an annual rate of 6%. In connection with the acquisition, Can-Am entered into a supply agreement with A.M.G. Medical, Inc. ("AMG") whereby Can-Am agreed, with certain exceptions, to purchase 100% of its requirements for monolet-compatible lancets from AMG for so long as Can-Am is in the business of selling monolet compatible lancets. In addition, Can-Am entered into a management services agreement with AMG whereby AMG will provide labor, office space, office related services and insurance to Can-Am for a term of five years. Under the management services agreement, Can-Am will pay AMG a fixed fee to cover the costs of office space, taxes, heating, maintenance and insurance costs associated therewith, office expenses and telephone and computer equipment and access expenses ("Fixed Fee"); a variable fee to cover the costs of salaries, overtime pay, bonuses and related compensation of employees providing services to Can-Am ("Variable Fee"); and the costs of all direct expenses incurred by AMG, including supply expenses, postage costs, printing costs, and other miscellaneous charges and expenses ("Direct Expenses").

During the first year of the term of the management services agreement, the Fixed Fee was $112,800. This Fixed Fee will increase by 5% annually and is subject to change after renegotiation based upon changes in the scope of services required by Can-Am. The Variable Fee is based on the actual salaries paid by AMG to the AMG employees providing services to Can-Am and the percentage of their time such employees devote to providing services to Can-Am. The Direct Expenses are based on the actual costs AMG incurs. Robert Oringer's wife owns 33% of AMG through a personal holding company.

    To fund the cash portion of the purchase price for Can-Am, the Company and IMI entered into a $42 million credit agreement with Chase. The new credit agreement consists of a $37 million term loan and a $5 million revolving line of credit. Of the proceeds from this term loan, IMI used $32 million to finance the cash portion of the Can-Am purchase price and to refinance the then existing bank debt with Fleet National Bank. The remaining $5 million was used to repay a $5 million note payable by IMI to the Company. IMI uses the remaining availability under the new credit facility to fund working capital.

    The new credit agreement requires compliance with various financial and non-financial covenants for both the Company and IMI. The primary financial covenants pertain to, among other things, interest coverage, debt services coverage, leverage, and earnings before interest, taxes, depreciation and amortization (EBITDA).

    The term loan and revolving line of credit allow IMI to borrow funds at varying rates, including options to borrow at an alternate base rate plus a spread from .25% to 1.75%, or the LIBOR rate plus a spread from 1.75% to 3.00%. The spreads depend on IMI's ratio of senior funded debt to EBITDA.

    Borrowings are secured by IMI's stock, and the assets of IMI, Can-Am and the Company and its subsidiaries. Borrowings under the revolving line of credit are based on certain percentages of eligible assets, as defined in the credit agreement. IMI is required to pay an annual fee of .375% for the unused portion of the revolving line of credit. The revolving line of credit expires on February 18, 2002.

    IMI is required to make quarterly principal payments ranging from $1.3 million to $1.95 million through December 31, 2003. IMI and the Company must also make mandatory prepayments on the term loan if they meet certain cash flow thresholds, sell assets outside of the ordinary course of business, issue or sell indebtedness or issue stock, as defined in the credit agreement. IMI made three quarterly principal payments totaling $4.3 million in 1998.

    On March 31, 1998, the Company finalized an agreement with USB '93, whereby the Company agreed to purchase the interests of USB '93, effective February 25, 1998, for an aggregate purchase price of $4.9 million, payable in 487,017 shares of the Company's common stock and $360,000 in cash. At the time of the purchase, USB '93's assets consisted primarily of a core immuno-assay technology. The Company reduced the value of the intangible asset by $397,000, representing the amount of unrecognized deferred revenue related to the Company's sale of the technology to USB '93 in December 1993. The remaining intangible asset will be amortized over its estimated useful life of 15 years. As a result of this transaction, the Company will no longer pay royalties to USB '93 of 1.5% of product sales, which were due pursuant to the license and development agreement.

    On June 26, 1998, the Company entered into a securities purchase agreement to sell Units (the "Units") having an aggregate purchase price of $10.2 million. Each Unit consists of (i) $25,000 in principal amount of a Subordinated Note (individually a "Note" and collectively the "Notes") and (ii) a warrant (individually a "Warrant" and collectively the "Warrants"), to acquire such number of shares of the Company's Common Stock as is determined by dividing $3,750 by the Exercise Price (as hereinafter defined) as of the date of issuance of such Warrant. The "Exercise Price" as of a particular date means the average of the closing prices for shares of the Company's Common Stock on the American Stock Exchange for the five trading days immediately preceding such date. The issue price for each Unit was $25,000. The Notes are due on the second anniversary of their date of issuance and the Warrants may be exercised, in whole or in part, at any time on or prior to the fifth anniversary of their issuance.

    The Notes bear interest at a rate equal to thirteen percent (13%) per annum and are payable quarterly on the first day of each quarter, beginning October 1, 1998. Interest or principal which is not paid when due shall bear interest, compounded daily, at the rate of eighteen percent (18%). Whenever the Company makes a payment of principal under the Notes, it shall at the same time pay a premium (the "Premium") equal to 5% of the principal amount then being paid. The Notes may be prepaid by the Company in whole or in part at any time after December 31, 1998 so long as the Company at the same time pays the holder of the Notes the Premium with respect to the principal amount then being prepaid.

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

    U.S. Boston Capital acted as placement agent for the offering of the Notes. As compensation for its services as placement agent, U.S. Boston Capital received a cash commission of $612,000, which the Company recorded as deferred financing costs and will amortize over the 2-year life of the Notes. U.S. Boston Capital was also reimbursed for the fees and disbursements of its counsel and received a non-accountable expense allowance of $10,200. Jonathan J. Fleming, John F. Levy, and Willard L. Umphrey, Directors of the Company, purchased Units with an aggregate issue price of $775,000 on June 26, 1998.

    Pear Tree Royalty Company, Inc. ("Pear Tree Royalty Company"), as the authorized representative of the Noteholders, received a Warrant, at each closing at which Units were sold, for a number of shares equal to one-third of the aggregate number of shares issuable under the other Warrants issued at such closing. Mr. Umphrey, a Director of the Company, is also a Director and shareholder of Pear Tree Royalty Company. Pear Tree Royalty Company received a Warrant for 24,196 shares on June 26, 1998, a Warrant for 13,443 shares on July 17, 1998, and a Warrant for 22,938 shares on August 28, 1998.

    Upon issuance of the Notes and Warrants on June 26, 1998, July 17, 1998, and August 28, 1998, the Company allocated $826,000 of the proceeds to the Warrants and is amortizing the related original issuance discount and deferred financing costs over the two-year life of the Notes.

    At December 31, 1998, the Company had cash and cash equivalents of $9.2 million, a $6.5 million decrease from December 31, 1997. Cash used for operations in 1998 was $11.8 million due largely to net losses of $18.8 million in 1998. However, the net loss for 1998 included $13.1 million of non-cash items. Other uses of cash in operating activities included increases in both accounts receivable and inventory totaling approximately $7.0 million reflecting the Company's working capital needs related to its increase in sales. Cash was provided for operations in part by an net increase in accounts payable, accrued expenses, and other current liabilities of $664,000.

    During 1998, the Company used $1.4 million to purchase property and equipment. Approximately $758,000 of the purchased property and equipment was for the Inverness facility.

    As of December 31, 1998, the Company had approximately $13.0 million and $34.5 million of domestic and foreign net operating loss carryforwards, respectively, and approximately $65,000 of research and development tax credit carryforwards, which expire at various dates through 2013. These losses and tax credits are available to reduce federal taxable income and federal income taxes, respectively, in future years, if any. These losses and tax credits are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain cumulative changes in ownership interests of significant shareholders over a three-year period in excess of 50%. The Company has recorded a 100% valuation allowance against these deferred tax assets, as the realization of such assets is uncertain.

    Based upon its current operating plans, the Company believes that its existing capital resources will be adequate to fund its operations and scheduled debt payments for at least the next 12 months. The

Company currently plans to continue its research and development of new technologies and pursue the acquisition of new products and technologies, whether through licensing arrangements, business acquisitions, or otherwise. The Company anticipates that it will be required to raise substantial additional funds for such projects or strategies. No assurance can be given that additional capital will be available, or, if available, that it will be available on acceptable terms. If additional funds are raised by issuing equity securities, further dilution to then existing stockholders will result. If adequate funds are not available, the Company may be required to significantly curtail one or more of its research and development programs, or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies or products which the Company would otherwise pursue on its own.

    SUBSEQUENT EVENTS

    On January 8, 1999, the Company sold in a private placement 56,845 shares of Series C Convertible Preferred Stock, par value $.001 per share, 3,030 shares of Series D Convertible Preferred Stock, par value $.001 per share, and 14,170 shares of Series E Convertible Preferred Stock, par value $.001 per share, of the Company (collectively, the "Preferred Shares") to private investors (the "Preferred Investors") at an aggregate purchase price of $7,404,500. The Preferred Investors include certain officers and directors of the Company. Each Preferred Share accrues a dividend of 7% per annum (the "Dividend"). The Preferred Shares are convertible into shares of Common Stock. The actual number of shares of Common Stock issuable upon conversion of a Preferred Share is equal to the aggregate stated value per share (i.e., $100), plus any accrued but unpaid Dividend (unless the Company elects to pay such dividend in cash) through the date of such conversion, divided by a conversion price initially equal to $1.8125 per share of Series C Convertible Preferred Stock, $2.00 per share of Series D Convertible Preferred Stock, and $3.028 per share of Series E Convertible Preferred Stock (in each case, the "Conversion Price"). The Conversion Price is subject to adjustment for stock splits, stock dividends, recapitalization and similar transactions. Any Preferred Share not previously converted will automatically convert into Common Stock on January 8, 2002. The Company received payments totaling approximately $4.9 million for the Preferred Shares prior to December 31, 1998.

    U.S. Boston Capital Corporation ("U.S. Boston Capital") acted as placement agent for a portion of the offering of the Preferred Shares for a cash commission of $47,000. Willard L. Umphrey, a Director of the Company, is the Chairman, President, Treasurer and a Director of U.S. Boston Capital.

    On February 8, 1999, the Company and Enviromed reached a settlement whereby
(i) the board of directors was restructured and Mr. Zwanziger, the Company's Chairman, was replaced as a board member by David Scott, the Managing Director of the Company's Inverness Medical Limited subsidiary, (ii) the payment of L437,000 in notes owed to Selfcare by Enviromed was rescheduled, and (iii) Enviromed agreed to pay Selfcare an amount up to a maximum of L500,000, based upon purchases by Selfcare from an Enviromed subsidiary in excess of certain minimums.

CERTAIN FACTORS AFFECTING FUTURE RESULTS

    There are various risks, including those described below, which may materially impact your investment in Selfcare or may in the future, and, in some cases, already do, materially affect us and our business, financial condition and results of operations. You should consider carefully these factors with respect to your investment in the Company's securities. This section includes or refers to certain forward-looking statements; you should read the explanation of the qualifications and limitations on such forward-looking statements discussed on page 35.

RISK OF INADEQUATE FUNDING; FUTURE CAPITAL NEEDS

    Selfcare anticipates that during 1999, it will need to raise additional capital to help fund our research and development, through borrowing, or the issuance of debt or equity securities, or in connection with agreements which might be made with one or more collaborative partners. We are not certain that such additional financing will be available, or, if available, that it will be available on acceptable terms. For additional information on the Company's liquidity and capital needs, please see the section entitled Liquidity and Capital Resources in this "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

MANAGING AND MAINTAINING GROWTH

    Selfcare is currently experiencing a period of rapid growth and expansion, due, in part, to recent acquisitions and increased sales. This growth has placed and may continue to place strains on our management, customer service and support, operations, sales and administrative personnel as well as our financial and other resources. In order to meet the needs of existing and future customers, Selfcare has increased and will continue to increase its workforce. To do this, we need to attract, train, motivate and manage qualified employees and need to expand our operating, management, information and financial systems. This may result in a significant increase in operating expenses. Additionally, through such acquisitions, Selfcare is expanding into new lines of business which impose additional demands. The risks involved with such acquisitions and expansion are discussed in further detail below.

    NUTRITIONAL SUPPLEMENT LINES ACQUISITION. On February 19, 1997, we purchased from American Home Products Corporation the U.S. rights to several nutritional supplement product lines. We are also developing additional nutritional supplement products and plan to expand sales of these nutritional supplements. In order to do this, we paid and expect to continue to pay substantial marketing and promotional expenses and allowances in 1999 and in future years. We cannot guarantee that these expenditures and allowances will result in an increase or maintenance of the existing revenue levels from the nutritional supplement lines or new product lines. Furthermore, except for our existing promotional efforts with respect to the nutritional supplement lines, we have not conducted a national advertising campaign of the scope or magnitude equal to the ongoing and planned promotional efforts for the nutritional supplement lines. There is a risk that our efforts may not be successful or cost-efficient.

    THE CAN-AM ACQUISITION. On February 18, 1998, Inverness Medical, Inc., a subsidiary of Selfcare, purchased Can-Am Care Corporation, a leading supplier of diabetes care products. We have decreased, and expect to continue to decrease, certain expenses by, among other things, eliminating duplicative management functions and combining our distribution channels with those of Can-Am. Although we believe that synergies are present between our existing distribution channels and those of Can-Am, we can not be certain that the integration of the Can-Am product line with our product lines will lead to increased overall revenue or decreased spending as a percentage of revenue, or that the integration will result in other benefits customarily pursued in a strategic acquisition. Accordingly, we may not save any money and may, in fact, incur additional costs in attempting to make these changes or in attempting to mitigate any adverse consequences of the integration.

RISKS RELATED TO NEW PRODUCT DEVELOPMENT

    Some of our products are available for commercial sale, including certain professional diagnostic products for infectious diseases, women's health products produced by third-party manufacturers, FastTAKE-TM- diabetes care products, blood glucose strips and nutritional supplements. All of our other products are in various stages of research and development and are not generating revenue. We must develop these products and perform pre-clinical and clinical testing before we can sell these products to the public. At this stage, we cannot be certain that:

    - any of the products under development will prove to be safe or effective in clinical trials;

    - we will be able to obtain regulatory approval to market any of our products that are in development or contemplated;

    - any of such products can be manufactured at acceptable cost and with appropriate quality; or

    - any of such products, if and when approved, can be successfully marketed.

RISKS RELATED TO THE LIFESCAN ALLIANCE

    In 1995, we entered into an exclusive worldwide alliance and distribution agreement with LifeScan, Inc., a subsidiary of Johnson & Johnson. Under the terms of the alliance with LifeScan, we manufacture and LifeScan distributes FastTake-TM-, our proprietary electrochemical blood glucose monitoring system for the management of diabetes. We commenced shipments of FastTake-TM-in December 1997. FastTake-TM- is currently the most successful product in our diabetes line of business. Our future results of operations depend to a substantial degree on LifeScan's ability to market and sell FastTake-TM-. Although the FastTake-TM- product appears to be gaining acceptance, we cannot assure you that the market will fully accept FastTake-TM- or that any acceptance will continue. Any failure by us to produce or failure of LifeScan to market and distribute FastTake-TM- successfully could have a material adverse effect on our business, financial condition and results of operations.

DEPENDENCE UPON KEY PERSONNEL

    Our future success is highly dependent on the services of Ron Zwanziger, the Chairman, President and Chief Executive Officer, and certain other members of management. Due to the specialized scientific nature of our business, our future success depends in large part upon our ability to attract and retain highly skilled scientific, managerial and marketing personnel, particularly as we continue to develop and expand our activities. We face significant competition for such personnel from other companies, research and academic institutions, government entities and other organizations. We cannot be certain that we will be able to hire or retain the personnel we require for continued growth. The loss of Mr. Zwanziger or one or more of the management or scientific employees could have a negative impact upon our ability to manage and operate effectively.

DEPENDENCE ON PATENTS AND PROPRIETARY TECHNOLOGY; TRADEMARKS

    Obtaining patent and trade secret protection for new technologies, products and processes is important in the medical products and diagnostic testing industries. Our success depends, in part, on our ability to obtain patent protection for our products and manufacturing processes, to preserve our trade secrets and to operate without infringing the proprietary rights of others.

    PATENTS AND TRADEMARKS. We hold certain patent rights, have certain patent applications pending, and expect to seek additional patents in the future. However, we cannot be certain that we will be successful or timely in obtaining any such patents. The patent position of medical products and diagnostic testing companies is often highly uncertain and usually involves complex legal and factual questions. Furthermore, the U.S. Patent and Trademark Office has not set forth a consistent policy regarding the breadth of claims covered in medical products patents. Therefore, we cannot be certain that any issued patents will provide adequate protection for our products. If such patents are limited in scope, our competitors may be able to design around such patents.

    In the medical products industry, including the diagnostic testing industry, there is extensive litigation regarding patents, licenses and other intellectual property rights. We periodically incur, and will likely continue to incur, costs related to defending potential infringement claims or asserting such claims against others. To determine the priority of inventions, we may also have to participate in interference proceedings to determine the scope of patents issued by the Patent and Trademark Office which could also result in substantial costs.

    In April of 1998, Abbott Laboratories, Inc. filed a lawsuit against us and Princeton BioMeditech Corporation which manufactures our pregnancy detection and ovulation prediction products. Abbott alleges that these products infringe a patent under which Abbott claims to have exclusive rights. In October, 1998, Abbott filed a lawsuit against us alleging that our glucose monitoring system, FastTake-TM-, infringes upon a patent held by Abbott. Although we believe that the pregnancy detection and ovulation prediction products and FastTake-TM- do not infringe upon these patents, we have already incurred and may continue to incur substantial costs in defending against Abbott's claims. Furthermore, under the distribution agreement with LifeScan, we agreed to indemnify LifeScan for any damage, including expenses incurred by it, resulting from any claims that FastTake-TM-infringes any patents. For a more in-depth discussion of this litigation, see the section entitled "Litigation".

    LICENSING OF TECHNOLOGY. We may be required to obtain licenses to patents or other proprietary rights of third parties to market their products. We do not know if we will be able to obtain licenses under any such patents or proprietary rights on acceptable terms, if at all. If we do not obtain necessary licenses, we could encounter delays in product introductions while attempting to design products that do not infringe on the patents or other rights which we are unable to license, or we may be unable to develop, manufacture or sell such products in certain countries or at all.

    OTHER PROPRIETARY TECHNOLOGY. We seek to protect proprietary technology, including technology that may not be patented, or patentable, in part through confidentiality agreements and, if applicable, inventors rights agreements with collaborators, advisors, employees and consultants. If the parties breach these agreements, we may not have adequate remedies for any such breach. Although we take actions to prevent the disclosure of confidential information, we cannot be certain that our trade secrets will not otherwise be revealed to, or discovered by, competitors. Moreover, we may from time to time conduct research through academic advisors and collaborators who may be prohibited by their academic institutions from entering into confidentiality or inventor's rights agreements.

COMPETITION; RISK OF TECHNOLOGICAL OBSOLESCENCE

SELF-TEST PRODUCTS. The medical products industry, including the diagnostic testing industry, is rapidly evolving and developments are expected to continue at a rapid pace. Competition in this industry is intense and expected to increase as new products and technologies become available and new competitors enter the market. Our competitors in the United States and abroad are numerous and include, among others, diagnostic testing and medical products companies, universities and other research institutions. Our future success depends upon our maintaining a competitive position in the development of products and technologies in our areas of focus. Competitors may be more successful in:

    - developing technologies and products that are more effective than our products or that render our technologies or products obsolete or noncompetitive;

    - obtaining patent protection or other intellectual property rights that would prevent us from developing our potential products; or

    - obtaining regulatory approval for the commercialization of their products more rapidly or effectively than we are able to do so.

Many of our existing or potential competitors have or may have substantially greater research and development capabilities, clinical, manufacturing, regulatory and marketing experience and financial and managerial resources.

    We are seeking to develop and market generic test strips which are compatible with other manufacturers' electrochemical blood glucose monitoring systems including Excel-TM-, which is compatible with the ExacTech-TM- system sold by MediSense, Inc. Others may attempt to enter this market with similar products or the manufacturers of the systems with which such test strips are compatible may lower their own test strip prices. This would reduce or eliminate our competitive price advantage.

    Additionally, several of our competitors are attempting to develop noninvasive blood glucose monitoring technology. Noninvasive blood glucose monitoring involves methods for measuring blood glucose levels without the need to draw blood and, in certain proposed configurations, without the need to utilize disposable components, such as test strips. We believe that manufacturers are pursuing a number of different technological approaches to noninvasive blood glucose monitoring, including near-infrared spectroscopy, which involves shining a beam of near-infrared light to penetrate the skin and determine the amount of glucose in the blood, and reverse iontophoresis, which utilizes a "patch" system to extract glucose through the skin for measurement by an external meter. In addition, several manufacturers are pursuing minimally invasive approaches to blood glucose monitoring, such as using a fine needle to withdraw a small sample of interstitial fluid which is analyzed by use of mid-infrared spectroscopy. The successful development and introduction of any such products could reduce the demand for meters and test trips such as FastTake-TM- and Excel-TM-.

    NUTRITIONAL SUPPLEMENTS. The market for the sale of vitamins and nutritional supplements is highly competitive. This competition is based principally upon price, quality of products, customer service and marketing support. There are numerous companies in the vitamin and nutritional supplement industry selling products to retailers such as mass merchandisers, drug store chains, independent drug stores, supermarkets and health food stores. As most of these companies are privately held, we are unable to obtain the information necessary to assess precisely the size and success of these competitors. However, we believe that a number of our competitors, particularly manufacturers of nationally advertised brand name products, are substantially larger than we are and have greater financial resources.

EFFECT OF ADVERSE PUBLICITY; SCIENTIFIC RESEARCH

    Our nutritional supplement lines contain vitamins, minerals, herbs and other ingredients that we generally regard as safe when taken as directed. Various scientific studies have suggested such vitamins, minerals and herbs may offer certain health benefits. However, the success of such products is highly dependent upon consumers' perception of safety and quality of the nutritional supplement lines as well as similar products distributed by competitors.

    We believe that the recent growth of the nutritional supplements market is based, in part, on recent scientific research suggesting potential health benefits from regular consumption of certain vitamins and other nutritional products and the attention focused on such benefits by the media. The scientific research to date is preliminary and therefore it is possible that future scientific results could be unfavorable or inconsistent and media attention could be unfavorable. This could result in a significant decline in sales of the nutritional supplement products.

COMPREHENSIVE GOVERNMENT REGULATION

SELF-TEST PRODUCTS. Our research, development and clinical programs, and manufacturing and marketing operations, are subject to extensive regulation by numerous governmental authorities in the United States and in other countries. At this time we do not have the required governmental approvals for commercial sale of most of our self-test products, including those licensed from third parties. We expect that some approvals will not be obtained for several years. The Food and Drug Administration and corresponding foreign regulatory authorities will review our pre-clinical and clinical trials to test the safety and efficacy of many of our products. This regulatory process can take many years and may require us to spend substantial amounts of money and other resources.

    The FDA and corresponding foreign regulatory authorities may interpret data obtained from pre-clinical and clinical activities in ways that could delay, limit or prevent regulatory approval or may reject approval based upon future, unknown changes to regulatory policies. Such delays may prevent us from marketing and selling these products.

    Moreover, even if regulatory approval of a product is granted, the FDA and foreign authorities may impose limitations on the indicated uses or methods of use for a product. This could limit the way in which we market such product. Furthermore, even after granting approval, the FDA or other regulatory agencies may continue to review and inspect a marketed product, the manufacturer and its manufacturing facilities. If the FDA or the foreign authorities discover previously unknown problems with a product, manufacturer or facility, they may restrict or prohibit the sale of the product. If we fail to comply with the applicable regulatory requirements, the FDA or foreign authorities may impose fines, suspensions of regulatory approvals, product recalls, operating restrictions and criminal prosecution.

    Regulatory requirements in countries outside the United States can change rapidly with relatively short notice. It is possible that changes in such regulations may result in products being banned in certain countries, causing us to lose revenues and income. Foreign regulatory agencies could also introduce testing changes which, if not quickly addressed, could result in restrictions on sales of our products. Such changes are not uncommon as such regulatory authorities may react and respond to advances in basic research and the nature of certain infectious diseases and agents such as HIV, as some of these diseases are mutating viruses capable of producing new strains and subtypes.

NUTRITIONAL SUPPLEMENTS. Federal agencies, including the FDA, the Federal Trade Commission and the Consumer Product Safety Commission, regulate the manufacturing, processing, formulation, packaging, labeling and advertising of nutritional supplements. Various agencies of the states, localities and foreign countries where we sell or may sell the nutritional supplement lines may also regulate our activities.

    The Dietary Supplement Health and Education Act of 1994 enacted on October 25, 1994, defines dietary supplements as a new category of food separate from conventional food. The FDA has finalized certain regulations to implement the Dietary Supplement Health and Education Act of 1994, including those relating to nutritional labeling requirements, but it has not finalized other regulations. Under the Dietary Supplement Health and Education Act of 1994, we are required to have different labeling for the nutritional supplement lines and, with respect to nutritional supplement products under development, we are subject to new notification procedures and scientific proof requirements regarding ingredients, product claims and safety. We cannot determine how, or if, these regulations will affect business in the future. If we do not comply with applicable FDA requirements, the FDA could impose sanctions and penalties, including warning letters, product recalls and seizures, injunctions or criminal prosecution. Although not yet final, we anticipate that the FDA will enact specific standards under the law to regulate the manufacturing of dietary supplements. The current proposal standards are similar to the current standards for food and we believe that the current manufacturing process of our nutritional supplement lines will be in compliance with the proposed standards for dietary supplements. However, we cannot be certain that the final standards for dietary supplements will not change in ways that require changes in the manufacture of the nutritional supplement lines.

LITIGATION

    The Company encounters many risks associated with litigation concerning, among other things, the enforcement of patents and other intellectual property rights. For information on the risks involved, please see "Item 3. Legal Proceedings."

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

    Our efforts to address the Year 2000 issue are focused in the following areas:

    (1) reviewing and taking any necessary steps to attempt to correct our computer information systems, including software applications and hardware platforms;

    (2) evaluating and making any necessary modifications to other computer systems that do not relate to information technology but include embedded technology, such as telecommunications, security, fire and safety systems; and

    (3) communicating with certain significant customers, suppliers and service providers to determine whether there will be any interruption in their systems that could affect us.

    OUR STATE OF READINESS. We have developed a four-phase plan to address the Year 2000 issues. The four phases are: (1) awareness, (2) assessment, (3) remediation, and (4) testing.

    AWARENESS. We have made the relevant employees aware of the Year 2000 issue and collected information from such employees regarding systems that might be affected. We have established a project team to lead our efforts, and management will oversee the progress with respect to the implementation of the Year 2000 Plan. In addition, the Year 2000 Plan will be subject to the review of the Board of Directors.

    ASSESSMENT. We have substantially completed an assessment of our standard computer information systems and we are now taking the further necessary steps to make our core computer information systems, in those situations in which we are required to do so, Year 2000 compliant. We are in the process of obtaining written verification from vendors to the effect that our other standard computer information systems acquired from such vendors correctly distinguish dates before the year 2000 from dates in and after the year 2000. We expect that most vendors will provide us with such verifications, or commitments to provide solutions, by May 31, 1999.

    In addition, we are currently evaluating and assessing our other computer systems that do not relate to information technology but include embedded technology, such as telecommunications, security, fire and safety systems, and expect that our assessment will be completed by May 31, 1999. We are aware that such systems contain embedded chips that are difficult to identify and test and may require complete replacement because they cannot be repaired.

    We are seeking written verification from our significant customers, suppliers, and service providers that they will be Year 2000 compliant by no later than May 31, 1999. We do not believe that there is a significant risk related to the failure of vendors or third-party service providers to prepare for the Year 2000. However, the costs and timing of third-party Year 2000 compliance is not within our control and we cannot be certain of the cost or timing of such efforts or the potential effects of any failure of our customers, suppliers or service providers to comply.

    REMEDIATION. Our primary use of software systems is in our accounting and electronic data interface software. We also use programmable logic controls in manufacturing operations at our facility in Inverness, Scotland. We have received written verification from our vendor of the accounting software used in our corporate office that the software is Year 2000 compliant. We expect an upgrade for our electronic data interface software that has been designed to be Year 2000 compliant by May 31, 1999. The programmatic logic controls are in the process of being tested for Year 2000 compliance.

    TESTING. To attempt to confirm that our computer systems are Year 2000 compliant, we expect to perform limited testing of our computer information systems and our other computer systems that do not relate to information technology but include embedded technology. Unless Year 2000 issues arise in the course of our limited testing, we will rely on the written verification, when and if received, from each vendor of our computer systems that the relevant system is Year 2000 compliant. Nevertheless, we cannot be certain that the computer systems on which we rely will correctly distinguish dates before the year 2000 from dates in and after the year 2000. Any failure to distinguish the dates could have an adverse effect on our operations. Testing of some systems is in process and we currently expect that our testing will be complete by May 31, 1999. We have tested the software in the FastTake-TM- blood glucose monitoring system and believe that it is Year 2000 compliant.

    COSTS TO ADDRESS OUR YEAR 2000 ISSUES. We anticipate that the primary cost of Year 2000 compliance will be the cost of testing. Because our Year 2000 assessment is ongoing and additional funds may be required as a result of future findings, we are not currently able to estimate the final aggregate cost of addressing the Year 2000 issue. While these efforts will involve additional costs, we believe, based on available information, that these costs will not have a material adverse effect on our business, financial condition or results of operations. We expect to fund the costs of addressing the Year 2000 issue from cash flows resulting from operations and additional capital, either through borrowing and/or issuance of debt or equity securities. While we believe that we will be Year 2000 compliant by December 31, 1999, if these efforts are not completed on time, or if the costs associated with updating or replacing our computer systems exceed our estimates, the Year 2000 issue could have a material adverse effect on our business, financial condition and results of operations.

    RISKS PRESENTED BY YEAR 2000 ISSUES. We are still in the process of evaluating potential disruptions or complications that might result from Year 2000 related problems; however, at this time we have not identified any specific business functions that we know will suffer material disruption as a result of Year 2000 related events. It is possible, however, that we may identify business functions in the future that are specifically at risk of Year 2000 disruption. The absence of any such determination at this point represents only our current status of evaluating potential Year 2000 related problems. This should not be construed to mean that there is no risk of Year 2000 related problems and facts presently known to us, and should not be construed to mean that there is no risk of Year 2000 related disruption. Moreover, due to the unique and pervasive nature of the Year 2000 issue, it is impracticable to anticipate each of the wide variety of Year 2000 events, particularly outside of Selfcare, that might arise in a worst case scenario and which might have a material adverse effect on our business, financial condition and results of operations.

    OUR CONTINGENCY PLANS. We intend to develop contingency plans for significant business risks that might result from Year 2000 related events, if necessary. Because we have not identified any specific business function that will be materially at risk of significant Year 2000 related disruptions, and because a full assessment of the risk from potential Year 2000 failures is still in process, we have not yet developed detailed contingency plans specific to Year 2000 problems. Development of these contingency plans is currently scheduled to occur before May 31, 1999, and as otherwise appropriate.

    The preceding "Year 2000 Readiness Disclosure" contains various forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent our beliefs or expectations regarding future events. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to:

    - the availability of qualified personnel and other information technology resources;

    - the ability to identify and remediate all date sensitive lines of computer code or to replace embedded computer chips in affected systems or equipment; and

    - the actions of governmental agencies or other third parties with respect to Year 2000 problems.

RISKS RELATED TO THE CONVERSION TO THE EURO

    On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their sovereign currencies and the Euro and adopted the Euro as their common legal currency. As a result, the Euro now trades on currency exchanges and is available for non-cash transactions. The participating countries have issued sovereign debt exclusively in Euro, and redenominated outstanding debt. Beginning January 1, 2002, the participating countries will issue new Euro-denominated bills and coins for use in cash transactions and will withdraw all bills and coins denominated in their sovereign currencies by July 1, 2002, making the conversion to the Euro complete.

    Certain of our European subsidiaries may need to adapt their information technology systems to accommodate Euro-denominated transactions, even if they are not located in countries which are members of the European Union. In addition, it is likely that there will be a greater transparency of pricing in the participating countries, making Europe a more competitive environment. Our European subsidiaries may need to respond by adjusting their business and financial strategies. The effect of any such adaptations or adjustments has not been quantified at this time. However, we do not believe that the consequences of the Euro conversion will have a material effect on us, although no assurances can be given that it will not.

    We have manufacturing facilities in Galway, Ireland; Yavne, Israel; and Inverness, Scotland, and sales and marketing offices in Germany and Belgium, and we market our products in several international markets.

LIMITED OPERATING HISTORY; HISTORY OF OPERATING LOSSES AND ACCUMULATED DEFICIT; UNCERTAIN PROFITABILITY

    We have not had significant profits since we began operations. As of September 30, 1998, our accumulated deficit totaled approximately $75.5 million. For the nine months ended September 30, 1998, we had revenues of approximately $89.0 million and a net loss of approximately $5.3 million. In order to continue developing products, we must expend substantial resources to conduct research and pre-clinical and clinical development programs, to establish manufacturing facilities, sales and marketing capabilities, and to establish additional quality control and regulatory and administrative capabilities. We may lose substantial and, perhaps, increasing amounts of money, over the next several years as our product programs expand and various clinical trials commence. We do not know when, or if, we will make money because our profitability depends on a number of uncertainties.

FLUCTUATIONS IN RESULTS OF OPERATIONS; VOLATILITY OF SHARE PRICE

    Our annual and quarterly operating results may fluctuate due to factors such as:

    - the timing of new product announcements and introductions by us and our competitors;

    - market acceptance of new or enhanced versions of our products;

    - changes in manufacturing costs or other expenses;

    - competitive pricing pressures;

    - the gain or loss of significant distribution outlets or customers;

    - increased research and development expenses; or

    - general economic conditions.

    In addition, it is possible that in some future periods the results of our operations will be below the expectations of the public market. In any such event, the market price of the common stock could be materially and adversely affected. Furthermore, the stock market may experience significant price and volume fluctuations which may affect the market price of the common stock for reasons unrelated to our operating performance. The market price of the common stock may be highly volatile and may be affected by such factors as:

    - our quarterly operating results;

    - changes in general conditions in the economy, the financial markets, or the health care industry;

    - government regulation in the health care industry;

    - changes in other areas such as tax laws;

    - sales of substantial amounts of common stock or the perception that such sales could occur, including as a result of the conversion or potential conversion of convertible securities issued by us; or

    - other developments affecting us or our competitors.

CONTROL BY CERTAIN STOCKHOLDERS

    Our executive officers and directors owned as of February 1, 1999, approximately 17.7% of the outstanding shares of common stock. Accordingly, these persons may have the ability to control Selfcare's Board of Directors, and, therefore, our business, policies and affairs.

ANTI-TAKEOVER EFFECT OF CERTIFICATE OF INCORPORATION AND BY-LAW PROVISIONS AND
  DELAWARE LAW

    Our Amended and Restated Certificate of Incorporation and Amended and Restated By-laws contain certain provisions relating to corporate governance and the rights of stockholders. These provisions may be deemed to have a potential "anti-takeover" effect since such provisions may delay, defer or prevent a change in control of Selfcare. These provisions make more difficult, and may in fact discourage, a proxy contest to change control of Selfcare and therefore may in turn have an adverse affect on our stock price.

EFFECT OF ISSUANCE OF PREFERRED STOCK

    Our Board of Directors is currently authorized to issue up to 4,893,500 shares of preferred stock in the future without further stockholder approval and upon such terms and conditions, and having such rights, privileges and preferences, as they may determine. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. In addition, if Selfcare were to sell additional shares of preferred stock, it could become more difficult for a third party to acquire control of, or make acquisition bids for, Selfcare. This, in turn, could affect the price of the shares of our common stock.

EFFECT OF CONVERSIONS OF CONVERTIBLE PREFERRED STOCK AND SENIOR SUBORDINATED
  CONVERTIBLE NOTES

    We have authorized shares of Series A Convertible Preferred Stock, par value $.001 per share, Series B Convertible Preferred Stock, par value $.001 per share, Series C Convertible Preferred Stock, par value $.001 per share, Series D Convertible Preferred Stock, par value $.001 per share, and Series E Convertible Preferred Stock, par value $.001 per share. We have outstanding 4,720 shares of Series B Convertible Preferred Stock, 56,845 shares of Series C Convertible Preferred Stock, 3,030 shares of Series D Convertible Preferred Stock and 14,170 shares of Series E Convertible Preferred Stock.

    Our Series B Convertible Preferred Stock and our Senior Subordinated Convertible Notes issued October 27, 1997, as amended January 11, 1999, contain variable conversion ratio provisions. The terms of the Series B Convertible Preferred Stock and, in the event of certain defaults thereunder, the Senior Subordinated Convertible Notes provide that, subject to certain limitations, as the price of our common stock declines the number of shares of common stock into which the holders may convert such securities increases. Accordingly, if our stock price falls the result may be that the holders of the convertible securities with variable conversion ratios can convert such securities for a greater number of shares of our common stock than previously obtainable by such holder, thereby resulting in an increase in the potential dilution to all existing common stock holders.

CAUTIONARY STATEMENTS CONCERNING FORWARD-LOOKING STATEMENTS

    Statements made in this document include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Also, documents we subsequently file with the Commission and incorporate by reference will contain forward-looking statements. These statements include, among other things, statements regarding our intent, belief or expectations and those of our directors and officers with respect to:

    our ability to develop new products and integrate new product lines;

    our ability to manage growth;

    our ability to successfully market new products in general;

    our ability to obtain debt and equity financing;

    our ability to successfully prosecute and defend litigation;

    general economic conditions; and

    trends affecting our business, financial condition or results of operations.

    We caution you that, while forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance and involve known and unknown risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of factors outside of our control. In addition, we disclaim any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those discussed in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for speculative or trading purposes.

    INTEREST RATE RISK

    The Company is exposed to market risk from changes in interest rates primarily through its investing and borrowing activities. In addition, the Company's ability to finance future acquisition transactions may be impacted if the Company is unable to obtain appropriate financing at acceptable rates.

    The Company's investing strategy, to manage interest rate exposure, is to invest in short-term, highly liquid investments. Currently, the Company's short-term investments are in money market funds with original maturities of 90 days or less. At December 31, 1998, the fair value of the Company's short-term investments approximated market value.

    In February, 1998, the Company's subsidiary, IMI, entered into a $42 million credit agreement with Chase. The credit agreement consists of a $37 million term loan and a $5 million revolving line of credit. The term loan and revolving line of credit allow IMI to borrow funds at varying rates, including options to borrow at an alternate base rate plus a spread from .25% to 1.75%, or the LIBOR rate plus a spread from 1.75% to 3.00%. The spreads depend on IMI's ratio of senior funded debt to EBITDA. IMI entered into an interest rate Swap Agreement with an effective date of March 31, 1998. This agreement protects approximately 50% of IMI's term loan against LIBOR interest rates rising over 7.5%. This agreement is effective through March 30, 2001.

    FOREIGN CURRENCY RISK

    The Company faces exposure to movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse effect on the Company's business, financial condition and results of operation. The Company does not use derivative financial instruments or other financial instruments to hedge economic exposures or for trading. Historically, the Company's primary exposures have been related to the operations of its European subsidiaries. However, the sales of FastTAKE, the Company's lead diabetes management product, are denominated in the currency in which the manufacturing costs are incurred. In 1998, the net impact of foreign currency changes was not material. The introduction of the Euro as a common currency for members of the European Monetary Union has taken place in the Company's fiscal year 1999. The Company has not determined the impact, if any, that the Euro will have on foreign exposure. The Company intends to hedge against fluctuations in the Euro if this exposure becomes material. At December 31, 1998, the assets related to non-dollar-denominated currencies was approximately $22.0 million.

ITEM 8. FINANCIAL STATEMENTS

    See Financial Statements and Schedules attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information regarding Directors, executive officers and significant employees of the Company included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with its 1999 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference in response to this Item 10.

ITEM 11. EXECUTIVE COMPENSATION

    The information included in the Proxy Statement is incorporated herein by reference in response to this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information included in the Proxy Statement is incorporated herein by reference in response to this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information included in the Proxy Statement is incorporated herein by reference in response to this Item 13.

                                    PART IV

ITEM 14. EXHIBITS LIST AND REPORTS ON FORM 8-K.

a)  The following documents are filed as part of this Annual Report on Form
    10-K:

       1.  Financial Statements--See Index on page F-1.

       2.  The following is a complete list of Exhibits filed as part of this Annual Report on
           Form 10-K:

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

      4.3  Certificate of Designations, Preferences and Rights of Series C Convertible
           Preferred Stock as filed with the Secretary of State of the State of Delaware
           January 8, 1999 (incorporated by reference to Exhibit 4.1 to Report on Form 8-K dated January 19, 1999)

      4.4  Certificate of Designations, Preferences and Rights of Series D Convertible
           Preferred Stock as filed with the Secretary of State of the State of Delaware
           January 8, 1999 (incorporated by reference to Exhibit 4.1 to Report on Form 8-K dated January 19, 1999)

      4.5  Certificate of Designations, Preferences and Rights of Series E Convertible
           Preferred Stock as filed with the Secretary of State of the State of Delaware
           January 8, 1999 (incorporated by reference to Exhibit 4.1 to Report on Form 8-K dated January 19, 1999)

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

     10.9  License Agreement [HIV 1/2 EIA], dated November 30, 1994, between Cambridge Biotech
           Corporation and Cambridge Biotech Limited (Cambridge Diagnostics Ireland Limited)
           (incorporated by reference to Exhibit 10.9 to the Company's registration statement on Form SB-2, No. 333-4830-NY)

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

    10.19  Registration Rights Agreement, dated April 5, 1994, between Selfcare, Inc., USB "93
           Technology Associates Limited Partnership and Enviromed plc (incorporated by reference to Exhibit 10.19 to the Company's registration statement on Form SB-2, No.
           333-4830-NY)

    10.20  Shareholders' Agreement, dated as of March 15, 1994, among Selfcare, Inc., USB "93
           Technology Associates Limited Partnership, Enviromed plc and the Ron Zwanziger
           Family Trust (incorporated by reference to Exhibit 10.20 to the Company's registration statement on Form SB-2, No. 333-4830-NY)

    10.21  Technology Purchase and Sale Agreement, dated as of December 29, 1993, between
           Selfcare, Inc. and USB "93 Technology Associates Limited Partnership (incorporated by reference to Exhibit 10.21 to the Company's registration statement on Form SB-2,
           No. 333-4830-NY)

    10.22  Technology License and Development Agreement, dated as of December 29, 1993, between
           Selfcare, Inc. and USB "93 Technology Associates Limited Partnership (incorporated by reference to Exhibit 10.22 to the Company's registration statement on Form SB-2,
           No. 333-4830-NY)

    10.23  Guarantee and Debenture, dated August 30, 1995, between Cambridge Biotech Limited
           (Cambridge Diagnostics Ireland Limited) and USB "93 Technology, Inc. (incorporated by reference to Exhibit 10.23 to the Company's registration statement on Form SB-2,
           No. 333-4830-NY)

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

    10.57  Sales Distribution Agreement for Testing System for Blood Glucose between LifeScan,
           Inc. and Selfcare, Inc. dated October 9, 1996 (incorporated by reference to Exhibit
           10.57 to the Company's registration statement on Form SB-2, No333-19911)

    10.58  Form of Offshore Convertible Securities Subscription Agreement by and between
           Selfcare, Inc. and certain investors dated October, 1996, together with a form of letter amendment thereto dated as of February 22, 1997 (incorporated by reference to
           Exhibit 10.58 to the Company's registration statement on Form SB-2, No. 333-19911)

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

    10.64  Registration Rights Agreement, dated March 8, 1994, between Selfcare, Inc., USB "93
           Technology Associates Limited Partnership and Enviromed plc (incorporated by reference to Exhibit 10.19 to Selfcare Inc.'s registration statement on Form SB-2, file no. 333-4830-NY)

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

    10.71  Form of Exchange Agreement relating to the Conversion of Cambridge Diagnostics Note to Convertible Promissory Note (incorporated by reference to Exhibit 10.71 to
           Selfcare, Inc.'s Form 10-KSB for the year ended December 31, 1997)

    10.72  Form of Exchange Agreement relating to the Conversion of EN PLC Note to Convertible
           Promissory Note (incorporated by reference to Exhibit 10.72 to Selfcare, Inc.'s Form
           10-KSB for the year ended December 31, 1997)

    10.73  Form of Note issued by Company in connection with the conversion of Cambridge
           Diagnostics and EN PLC Notes to Convertible Promissory Notes, dated December 12,
           1997 (incorporated by reference to Exhibit 10.73 to Selfcare, Inc.'s Form 10-KSB for
           the year ended December 31, 1997)

    10.74  Form of Supply Agreement dated as of February 18, 1998 made by and between A.M.G.
           Medical Inc., and Can-Am Care Corporation (incorporated by reference to Exhibit
           10.74 to Selfcare, Inc.'s Form 10-KSB for the year ended December 31, 1997)

    10.75  Form of Management Services Agreement dated February 18, 1998 made by and between
           A.M.G. Medical Inc., and Can-Am Care Corporation (incorporated by reference to
           Exhibit 10.75 to Selfcare, Inc.'s Form 10-KSB for the year ended December 31, 1997)

    10.76  Form of Employment Agreement dated February 18, 1998 made by and between Selfcare
           Consumer Products, Inc., Selfcare, Inc., and Herbert Cover Corporation (incorporated by reference to Exhibit 10.76 to Selfcare, Inc.'s Form 10-KSB for the year ended
           December 31, 1997)

    10.77  From of Employment Agreement dated February 18, 1998 made by and between Selfcare
           Consumer Products, Inc., Selfcare, Inc., and Robert Oringer (incorporated by reference to Exhibit 10.77 to Selfcare, Inc.'s Form 10-KSB for the year ended
           December 31, 1997)

    10.78  Form of 6% Non-Negotiable Promissory Note, principal amount $500,000, dated February
           18, 1998 between Selfcare, Inc. and Robert Oringer (incorporated by reference to
           Exhibit 10.78 to Selfcare, Inc.'s Form 10-KSB for the year ended December 31, 1997)

    10.79  Form of 6% Non-Negotiable Promissory Note, principal amount $500,000, dated February
           18, 1998 between Selfcare, Inc. and Cover Family Trust (incorporated by reference to
           Exhibit 10.79 to Selfcare, Inc.'s Form 10-KSB for the year ended December 31, 1997)

    10.80  Form of Credit Agreement dated as of February 18, 1998, among Selfcare Consumer
           Products, Inc., as the Borrower, Selfcare, Inc., as the Guarantor, Certain Financial
           Institutions, as the Lenders, and The Chase Manhattan Bank, as the Agent for the
           Lenders (incorporated by reference to Exhibit 10.80 to Selfcare, Inc.'s Form 10-KSB for the year ended December 31, 1997)

    10.81  Form of Settlement Agreement dated March 6, 1998 by and between Selfcare, Inc.,
           Trinity Biotech Plc, Flambelle Limited and Eastcourt Limited (incorporated by reference to Exhibit 10.1 to the Company's report on Form 10-Q for the period ending
           March 31, 1998)..

    10.82  Form of Agreement by and among USB '93 Technology Associates Limited Partnership,
           USB '93 Technology, Inc. the Limited Partners, the General Partner, and Selfcare,
           Inc. (incorporated by reference to Exhibit 10.2 to the Company's report on Form 10-Q for the period ending March 31, 1998)

    10.83  Form of Securities Purchase Agreement dated June 26, 1998 among Selfcare, Inc., certain named purchasers, and certain other parties (incorporated by reference to
           Exhibit 10.1 to the Company's report on Form 10-Q for the period ending June 30,
           1998)

    10.84  Form of 13% Subordinated Note issued by the Company in connection with the
           Securities Purchase Agreement dated June 26, 1998 (incorporated by reference to
           Exhibit 10.2 to the Company's report on Form 10-Q for the period ending June 30,
           1998)

    10.85  Form of Warrant to Purchase Shares of Common Stock of the Company issued in connection with the Securities Purchase Agreement dated June 26, 1998 (incorporated by reference to Exhibit 10.2 to the Company's report on Form 10-Q for the period ending June 30, 1998)

    10.86  Stock Purchase Agreement, dated February 18, 1998, by and among Selfcare, Inc.,
           Selfcare Consumer Products, Inc., Can-Am Care Corporation, and the Stockholders
           party thereto (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated February 18, 1998)

    10.87  Form of Patent License Agreements dated September 1, 1998, between the Company and
           Becton, Dickinson and Company dated September 1, 1998 (incorporated by reference to

           Exhibits 10.1 and 10.2 to the Company's report on Form 10-Q for the period ending
           September, 30, 1998)

     11.1  Statement re: computation of per share earnings (incorporated by reference to
           Exhibit 11.1 to the Company's registration statement on Form SB-2, No. 333-19911

     21.1  Schedule of Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 to the Company's registration statement on Form SB-2, No. 333-19911)

     23.1  Consent of Arthur Andersen LLP

     23.2  Consent of Kost, Forer and Gabbay

     27.1  Financial Data Schedule

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

     99.5  Note Amendment Agreement dated January 11, 1999, by and Among Company, Elliot
           Associates, L.P. and Westgate International, L.P., amending certain Senior
           Subordinated Convertible Notes (incorporated by reference to Exhibit 99.2 to Report on Form 8-K dated January 19, 1999)

     99.6  Amended and Restated Senior Subordinated Convertible Note dated January 11, 1999, delivered by the Company to Elliot Associates, L.P. (incorporated by reference to
           Exhibit 99.3 to Report on Form 8-K dated January 19, 1999)

     99.7  Amended and Restated Senior Subordinated Convertible Note dated January 11, 1999, delivered by the Company to Westgate International, L.P. (incorporated by reference to Exhibit 99.3 to Report on Form 8-K dated January 19, 1999)

+   Confidential treatment requested

b) During the last quarter of the period covered by this Annual Report on Form 10-K the Company filed a report on Form 8-K dated October 22, 1998 in connection with the lawsuit by Abbott Laboratories against the Company and LifeScan.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        PAGE
SELFCARE, INC. AND SUBSIDIARIES:

     REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS                           F-2

     CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1997 AND 1998        F-4

     CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
     DECEMBER 31, 1996, 1997 AND 1998                                    F-5

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
     FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998                F-6

     CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
     DECEMBER 31, 1996, 1997 AND 1998                                    F-8

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                         F-10

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Selfcare, Inc.:

We have audited the accompanying consolidated balance sheets of Selfcare, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1996 financial statements of Orgenics, Ltd., a majority-owned subsidiary of the Company, which statements reflect 11% of total revenues in 1996, of the consolidated total. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for those entities, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Selfcare, Inc. and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                   ARTHUR ANDERSEN LLP

Boston, Massachusetts
March 4, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Orgenics Ltd.:

We have audited the consolidated balance sheet of Orgenics Ltd. (the Company) as of December 31, 1996, and the related consolidated statement of operations, changes in stockholders' equity and cash flows for the year ended December 31, 1996 (not included herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of CPEI Orgenics LTDA (not included herein), a consolidated subsidiary as of December 31, 1996 and for the year ended December 31, 1996, which statements reflect total assets constituting 4% of total consolidated assets and total revenues for the year ended December 31, 1996, constituting 20% of total consolidated revenues. These statements were audited by other auditors whose reports have been furnished to us, and our opinion, as it relates to the amounts included for CPEI Orgenics LTDA, is based solely on the reports of the other auditor.

We conducted our audit in accordance with generally accepted auditing standards in Israel, including those prescribed by the Israeli Auditors' Regulations (Mode of Performance), 1973, which do not differ significantly from generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, either originating within the financial statements themselves, or due to any misleading statements included herein. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1996 and the consolidated results of their operations and cash flows for the year ended December 31, 1996, in conformity with generally accepted accounting principles in Israel.

The Company did not account for stock options issued to employees according to the requirement of generally accepted auditing standards in the United States. For a description of the differences between generally accepted accounting principles in Israel and United States generally accepted accounting principles as applicable in these financial statements, see notes 2n, 2o, and 2p (not included herein) (see Note 2 (a) included herein).


                                            KOST LEVARY AND FORER
                                    Certified Public Accountants (Israel)
                                   A Member of Ernst & Young International


Tel-Aviv, Israel
February 13, 1997

                         SELFCARE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                            December 31,
                                                                                        1997            1998
CURRENT ASSETS:
   Cash and cash equivalents                                                       $  15,669,898    $   9,199,630
   Accounts receivable, net of reserves of
     approximately $1,550,000 and $1,937,000 in 1997 and 1998, respectively            6,840,744       16,100,680
   Inventories                                                                         5,344,531        9,949,347
   Notes receivable from affiliated company                                                   --          727,926
   Note receivable                                                                     4,979,232               --
   Prepaid expenses and other current assets                                           1,452,855        1,838,929
                                                                                   -------------    -------------

         Total current assets                                                         34,287,260       37,816,512
                                                                                   -------------    -------------

PROPERTY AND EQUIPMENT, AT COST:
   Machinery, laboratory equipment and tooling                                        11,908,740       11,018,090
   Leasehold improvements                                                              1,337,809          731,882
   Furniture and fixtures                                                                649,591          606,293
   Computer equipment                                                                  1,367,492        1,548,018
                                                                                   -------------    -------------
                                                                                      15,263,632       13,904,283
   Less--Accumulated depreciation and amortization                                     4,755,600        5,702,419
                                                                                   -------------    -------------
                                                                                      10,508,032        8,201,864

NOTE RECEIVABLE FROM AFFILIATED COMPANY                                                  742,105               --

GOODWILL, TRADEMARKS  AND OTHER INTANGIBLE ASSETS, NET                                46,798,872       66,458,857

DEFERRED FINANCING COSTS AND OTHER ASSETS, NET                                         3,035,414        2,600,244
                                                                                   -------------    -------------

         Total intangible and other assets                                            50,576,391       69,059,101
                                                                                   -------------    -------------

                                                                                   $  95,371,683    $ 115,077,477
                                                                                   =============    =============

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of notes payable                                                $  20,426,511    $  12,071,650
   Accounts payable                                                                    6,079,242       11,960,808
   Accrued expenses and other current liabilities                                      7,859,010        9,949,416
   Current portion of deferred revenue                                                 2,204,159          726,458
                                                                                   -------------    -------------

         Total current liabilities                                                    36,568,922       34,708,332
                                                                                   -------------    -------------

LONG-TERM LIABILITIES:
   Deferred revenue, net of current portion                                            2,674,971          517,190
   Other long-term liabilities                                                                --          173,000
   Notes payable, net of current portion                                              39,476,074       50,409,484
                                                                                   -------------    -------------

         Total long-term liabilities                                                  42,151,045       51,099,674
                                                                                   -------------    -------------

COMMITMENTS AND CONTINGENCIES (Note 15)

MINORITY INTEREST IN SUBSIDIARY                                                           70,496            4,122
                                                                                   -------------    -------------

MANDATORILY REDEEMABLE PREFERRED STOCK OF A SUBSIDIARY                                 1,868,027        3,718,251
                                                                                   -------------    -------------

SERIES B CONVERTIBLE PREFERRED STOCK, $.001 PAR VALUE:
   Issued and outstanding--8,000 and 4,880 shares in 1997 and 1998, respectively       9,272,508        5,651,235
                                                                                   -------------    -------------

ADVANCE ON SERIES C AND E PREFERRED STOCK                                                     --        4,887,000
                                                                                   -------------    -------------

STOCKHOLDERS' EQUITY:
   Series A Preferred stock, $.001 par value-
     Issued and outstanding--400 and 0 shares in 1997 and 1998, respectively                  --               --
   Common stock, $.001 par value-
     Authorized--40,000,000 shares
     Issued--9,681,389 and 15,852,319 shares in 1997 and 1998, respectively                9,681           15,852
   Additional paid-in capital                                                         75,753,699      107,724,384
   Less--Treasury Stock, at cost, 32,197 and 743,678 shares in 1997 and 1998,
     respectively                                                                       (211,460)      (3,724,900)
   Accumulated deficit                                                               (70,183,506)     (89,089,215)
   Accumulated other comprehensive income                                                 72,271           82,742
                                                                                   -------------    -------------

         Total stockholders' equity                                                    5,440,685       15,008,863
                                                                                   -------------    -------------

                                                                                   $  95,371,683    $ 115,077,477
                                                                                   =============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         SELFCARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             Years Ended December 31,
                                                                       1996             1997             1998
NET PRODUCT SALES                                                 $  14,066,630    $  50,891,221    $ 114,081,599

GRANTS AND OTHER REVENUE                                              4,996,158        1,359,150        3,902,019
                                                                  -------------    -------------    -------------

         Net revenue                                                 19,062,788       52,250,371      117,983,618

COST OF SALES                                                        10,958,024       26,277,645       77,080,920
                                                                  -------------    -------------    -------------

         Gross profit                                                 8,104,764       25,972,726       40,902,698
                                                                  -------------    -------------    -------------

OPERATING EXPENSES:
   Research and development                                           6,643,186       15,632,789        7,379,796
   Charge for in-process research and development                     4,396,700        3,303,300               --
   Selling, general and administrative                               10,517,790       25,636,823       36,289,959
   Noncash compensation charge                                        4,195,437          167,938               --
   Net charge on business dispositions, asset impairments and
     restructuring activities (Note 8)                                       --               --        7,542,083
                                                                  -------------    -------------    -------------

         Total operating expenses                                    25,753,113       44,740,850       51,211,838
                                                                  -------------    -------------    -------------

         Operating loss                                             (17,648,349)     (18,768,124)     (10,309,140)

INTEREST EXPENSE, INCLUDING NONCASH INTEREST RELATING TO
ISSUANCE OF WARRANTS (Note 10) AND AMORTIZATION OF ORIGINAL
ISSUE DISCOUNT (Note 12)                                            (11,561,276)      (5,486,835)      (9,565,235)

INTEREST AND OTHER INCOME, NET                                          809,341          579,973        1,449,334

EQUITY IN NET (LOSS) INCOME OF AFFILIATED COMPANY                      (200,000)        (327,000)         237,366
                                                                  -------------    -------------    -------------

         Loss before minority interest and dividends and
         accretion on Mandatorily Redeemable Preferred Stock of
         a subsidiary                                               (28,600,284)     (24,001,986)     (18,187,675)

MINORITY INTEREST IN SUBSIDIARY'S LOSS                                  132,990          181,017          100,107

DIVIDENDS AND ACCRETION ON MANDATORILY REDEEMABLE PREFERRED
STOCK OF SUBSIDIARY                                                    (110,348)        (114,099)        (145,924)
                                                                  -------------    -------------    -------------

         Loss before extraordinary loss and income taxes            (28,577,642)     (23,935,068)     (18,233,492)

EXTRAORDINARY LOSS  ON EARLY EXTINGUISHMENT OF NOTES PAYABLE
(Note 2(m))                                                                  --         (579,354)              --
                                                                  -------------    -------------    -------------

         Loss before income taxes                                   (28,577,642)     (24,514,422)     (18,233,492)

PROVISION FOR INCOME TAXES                                                   --          195,872          544,232
                                                                  -------------    -------------    -------------

         Net loss                                                 $ (28,577,642)   $ (24,710,294)   $ (18,777,724)
                                                                  =============    =============    =============

BASIC AND DILUTED NET LOSS PER COMMON AND
POTENTIAL COMMON SHARE                                            $       (6.00)   $       (3.36)   $       (1.55)
                                                                  =============    =============    =============

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON AND
POTENTIAL COMMON SHARES OUTSTANDING                                   4,767,493        7,990,666       12,214,986
                                                                  =============    =============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         SELFCARE, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                    Series A Preferred Stock            Common Stock
                                                    Number of        $.001        Number of        $.001
                                                      Shares       Par Value        Shares       Par Value
BALANCE, DECEMBER 31, 1995                                 --    $         --      4,057,924   $      4,058
   Issuance of common stock, net of issuance
     costs of approximately $2,343,000                     --              --      1,505,508          1,505
   Issuance of common stock related to
     convertible advances                                  --              --        135,421            135
   Issuance of Series A convertible preferred
     stock, net of issuance costs of
     approximately $338,000                             5,500               5             --             --
   Dividends accrued on Series A convertible
     preferred stock                                       --              --             --             --
   Conversion of Series A convertible
     preferred stock to common stock                     (300)             --         22,892             23
   Conversion of note payable into common
     stock                                                 --              --        201,622            202
   Exercise of stock options                               --              --         51,896             52
   Noncash interest expense related to common
     stock warrants issued in connection with
     promissory notes payable                              --              --             --             --
   Noncash compensation expense related to
     common stock options issued to Company's
     president                                             --              --             --             --
   Noncash compensation expense related to
     grants of common stock options                        --              --             --             --
   Noncash interest expense related to common
     stock warrants issued in connection with
     promissory notes payable                              --              --             --             --
   Options granted in connection with the
     Orgenics Acquisition                                  --              --             --             --
   Amortization of deferred compensation
     related to grant of common stock options              --              --             --             --
   Change in cumulative translation adjustment             --              --             --             --
   Net loss                                                --              --             --             --
                                                 ------------    ------------   ------------   ------------

   Total comprehensive loss


BALANCE, DECEMBER 31, 1996                              5,200    $          5      5,975,263   $      5,975


                                                     Additional                          Treasury Stock
                                                      Paid-in       Deferred        Number of
                                                      Capital     Compensation        Shares          Cost
BALANCE, DECEMBER 31, 1995                         $  9,553,220   $   (198,965)        (15,600)   $    (15,200)
   Issuance of common stock, net of issuance
     costs of approximately $2,343,000               10,439,344             --              --              --
   Issuance of common stock related to
     convertible advances                               499,865             --              --              --
   Issuance of Series A convertible preferred
     stock, net of issuance costs of
     approximately $338,000                           5,161,850             --              --              --
   Dividends accrued on Series A convertible
     preferred stock                                         --             --              --              --
   Conversion of Series A convertible
     preferred stock to common stock                     14,162             --              --              --
   Conversion of note payable into common
     stock                                           13,693,346             --              --              --
   Exercise of stock options                             80,017             --              --              --
   Noncash interest expense related to common
     stock warrants issued in connection with
     promissory notes payable                        10,632,842             --              --              --
   Noncash compensation expense related to
     common stock options issued to Company's
     president                                        3,240,000             --              --              --
   Noncash compensation expense related to
     grants of common stock options                     756,472             --              --              --
   Noncash interest expense related to common
     stock warrants issued in connection with
     promissory notes payable                           106,729             --              --              --
   Options granted in connection with the
     Orgenics Acquisition                             1,056,000             --              --              --
   Amortization of deferred compensation
     related to grant of common stock options                --        198,965              --              --
   Change in cumulative translation adjustment               --             --              --              --
   Net loss                                                  --             --              --              --
                                                   ------------   ------------    ------------    ------------

   Total comprehensive loss


BALANCE, DECEMBER 31, 1996                         $ 55,233,847   $         --         (15,600)   $    (15,200)

                                                                    Accumulated       Total
                                                                       Other      Stockholders'
                                                   Accumulated     Comprehensive     Equity      Comprehensive
                                                     Deficit       Income (Loss)    (Deficit)         Loss
BALANCE, DECEMBER 31, 1995                         $(14,676,034)   $    102,524   $ (5,230,397)   $         --
   Issuance of common stock, net of issuance
     costs of approximately $2,343,000                       --              --     10,440,849              --
   Issuance of common stock related to
     convertible advances                                    --              --        500,000              --
   Issuance of Series A convertible preferred
     stock, net of issuance costs of
     approximately $338,000                                  --              --      5,161,855              --
   Dividends accrued on Series A convertible
     preferred stock                                    (51,037)             --        (51,037)             --
   Conversion of Series A convertible
     preferred stock to common stock                    (14,185)             --             --              --
   Conversion of note payable into common
     stock                                                   --              --     13,693,548              --
   Exercise of stock options                                 --              --         80,069              --
   Noncash interest expense related to common
     stock warrants issued in connection with
     promissory notes payable                                --              --     10,632,842              --
   Noncash compensation expense related to
     common stock options issued to Company's
     president                                               --              --      3,240,000              --
   Noncash compensation expense related to
     grants of common stock options                          --              --        756,472              --
   Noncash interest expense related to common
     stock warrants issued in connection with
     promissory notes payable                                --              --        106,729              --
   Options granted in connection with the
     Orgenics Acquisition                                    --              --      1,056,000              --
   Amortization of deferred compensation
     related to grant of common stock options                --              --        198,965              --
   Change in cumulative translation adjustment               --          71,041         71,041          71,041
   Net loss                                         (28,577,642)             --    (28,577,642)    (28,577,642)
                                                   ------------    ------------   ------------    ------------

   Total comprehensive loss                                                                       $(28,506,601)
                                                                                                  ------------

BALANCE, DECEMBER 31, 1996                         $(43,318,898)   $    173,565   $ 12,079,294

                         SELFCARE, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                   (Continued)


                                                          Preferred Stock                   Common Stock
                                                   Number of          $.001         Number of          $.001
                                                     Shares         Par Value         Shares         Par Value
BALANCE, DECEMBER 31, 1996                               5,200    $           5        5,975,263   $       5,975
   Issuance of common stock, net of issuance
     costs
     of approximately $2,078,000                            --               --        1,813,201           1,813
   Conversion of Series A convertible
     preferred stock to common stock                    (4,800)              (5)         508,019             508
   Issuance of common stock in connection
     with the purchase of Orgenics, Ltd.                    --               --           90,344              90
   Issuance of common stock related to
     warrants issued in connection with
     Cambridge Diagnostics Notes                            --               --        1,142,635           1,143
   Exercise of common stock options and
     warrants                                               --               --          151,927             152
   Purchase of treasury stock                               --               --               --              --
   Original issuance discount on convertible
     notes and accretion on Series B
     preferred stock pertaining to guaranteed
     discount upon conversion and valuation
     of warrants                                            --               --               --              --
   Deferred compensation related to grants of
     common stock options                                   --               --               --              --
   Amortization of deferred compensation
     related to grants of common stock options              --               --               --              --
   Reversal of accrued dividends on Series A
     convertible preferred stock                            --               --               --              --
   Changes in cumulative translation
     adjustment                                             --               --               --              --
   Net loss                                                 --               --               --              --
                                                 -------------    -------------    -------------   -------------

   Total comprehensive loss


BALANCE, DECEMBER 31, 1997                                 400               --        9,681,389           9,681

   Issuance of common stock                                 --               --          737,156             738
   Conversion of preferred stock and notes to
     common stock                                         (400)              --        3,838,424           3,838
   Issuance of common stock for the
     acquisition of Can-Am Care Corporation                 --               --        1,108,333           1,108
   Issuance of common stock for Core
     Immuno-Assay technology                                --               --          487,017             487
   Warrants issued with subordinated debt                   --               --               --              --
   Common stock received in legal settlement
     (Note 15(c))                                           --               --               --              --
   Common stock received in business
     disposition
     (Note 8(b))                                            --               --               --              --
   Common stock repurchased from related party              --               --               --              --
   Change in cumulative translation adjustment              --               --               --              --
   Net loss                                                 --               --               --              --
                                                 -------------    -------------    -------------   -------------
   Total comprehensive loss

BALANCE, DECEMBER 31, 1998                                  --    $          --       15,852,319   $      15,852
                                                 =============    =============    =============   =============


                                                     Additional                               Treasury Stock
                                                      Paid-in          Deferred        Number of
                                                      Capital        Compensation        Shares           Cost
BALANCE, DECEMBER 31, 1996                         $  55,233,847    $          --          (15,600)   $     (15,200)
   Issuance of common stock, net of issuance
     costs
     of approximately $2,078,000                      16,051,352               --               --               --
   Conversion of Series A convertible
     preferred stock to common stock                     126,039               --               --               --
   Issuance of common stock in connection
     with the purchase of Orgenics, Ltd.               1,068,230               --               --               --
   Issuance of common stock related to
     warrants issued in connection with
     Cambridge Diagnostics Notes                          (1,143)              --               --               --
   Exercise of common stock options and
     warrants                                            280,954               --               --               --
   Purchase of treasury stock                                 --               --          (16,597)        (196,260)
   Original issuance discount on convertible
     notes and accretion on Series B
     preferred stock pertaining to guaranteed
     discount upon conversion and valuation
     of warrants                                       2,966,967               --               --               --
   Deferred compensation related to grants of
     common stock options                                 27,453          (27,453)              --               --
   Amortization of deferred compensation
     related to grants of common stock options                --           27,453               --               --
   Reversal of accrued dividends on Series A
     convertible preferred stock                              --               --               --               --
   Changes in cumulative translation
     adjustment                                               --               --               --               --
   Net loss                                                   --               --               --               --
                                                   -------------    -------------    -------------    -------------

   Total comprehensive loss


BALANCE, DECEMBER 31, 1997                            75,753,699               --          (32,197)        (211,460)

   Issuance of common stock                            1,341,205               --               --               --
   Conversion of preferred stock and notes to
     common stock                                     14,641,043               --               --               --
   Issuance of common stock for the
     acquisition of Can-Am Care Corporation           10,597,326               --               --               --
   Issuance of common stock for Core
     Immuno-Assay technology                           4,565,291               --               --               --
   Warrants issued with subordinated debt                825,820               --               --               --
   Common stock received in legal settlement
     (Note 15(c))                                             --               --         (155,724)      (1,498,844)
   Common stock received in business
     disposition
     (Note 8(b))                                              --               --         (555,731)      (2,014,525)
   Common stock repurchased from related party                --               --              (26)             (71)
   Change in cumulative translation adjustment                --               --               --               --
   Net loss                                                   --               --               --               --
                                                   -------------    -------------    -------------    -------------
   Total comprehensive loss

BALANCE, DECEMBER 31, 1998                         $ 107,724,384    $          --         (743,678)   $  (3,724,900)
                                                   =============    =============    =============    =============


                                                                    Accumulated         Total
                                                                       Other        Stockholders'
                                                   Accumulated     Comprehensive       Equity        Comprehensive
                                                     Deficit       Income (Loss)      (Deficit)           Loss
BALANCE, DECEMBER 31, 1996                        $ (43,318,898)   $     173,565    $  12,079,294    $          --
   Issuance of common stock, net of issuance
     costs
     of approximately $2,078,000                             --               --       16,053,165               --
   Conversion of Series A convertible
     preferred stock to common stock                   (126,542)              --               --               --
   Issuance of common stock in connection
     with the purchase of Orgenics, Ltd.                     --               --        1,068,320               --
   Issuance of common stock related to
     warrants issued in connection with
     Cambridge Diagnostics Notes                             --               --               --               --
   Exercise of common stock options and
     warrants                                                --               --          281,106               --
   Purchase of treasury stock                                --               --         (196,260)              --
   Original issuance discount on convertible
     notes and accretion on Series B
     preferred stock pertaining to guaranteed
     discount upon conversion and valuation
     of warrants                                     (2,049,545)              --          917,422               --
   Deferred compensation related to grants of
     common stock options                                    --               --               --               --
   Amortization of deferred compensation
     related to grants of common stock options               --               --           27,453               --
   Reversal of accrued dividends on Series A
     convertible preferred stock                         21,773               --           21,773               --
   Changes in cumulative translation
     adjustment                                              --         (101,294)        (101,294)        (101,294)
   Net loss                                         (24,710,294)              --      (24,710,294)     (24,710,294)
                                                  -------------    -------------    -------------    -------------

   Total comprehensive loss                                                                          $ (24,811,588)
                                                                                                     -------------

BALANCE, DECEMBER 31, 1997                          (70,183,506)          72,271        5,440,685

   Issuance of common stock                                  --               --        1,341,943               --
   Conversion of preferred stock and notes to
     common stock                                      (127,985)              --       14,516,896               --
   Issuance of common stock for the
     acquisition of Can-Am Care Corporation                  --               --       10,598,434               --
   Issuance of common stock for Core
     Immuno-Assay technology                                 --               --        4,565,778               --
   Warrants issued with subordinated debt                    --               --          825,820               --
   Common stock received in legal settlement
     (Note 15(c))                                            --               --       (1,498,844)              --
   Common stock received in business
     disposition
     (Note 8(b))                                             --               --       (2,014,525)              --
   Common stock repurchased from related party               --               --              (71)              --
   Change in cumulative translation adjustment               --           10,471           10,471           10,471
   Net loss                                         (18,777,724)              --      (18,777,724)     (18,777,724)
                                                  -------------    -------------    -------------    -------------
   Total comprehensive loss                                                                          $ (18,767,253)
                                                                                                     =============
BALANCE, DECEMBER 31, 1998                        $ (89,089,215)   $      82,742    $  15,008,863
                                                  =============    =============    =============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         SELFCARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  ----------Years Ended December 31,-----------
                                                                      1996            1997            1998
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                       $(28,577,642)   $(24,710,294)   $(18,777,724)
   Adjustments to reconcile net loss to net cash used in
   operating activities-
     Accretion on preferred stock of a subsidiary                      110,348         114,099         145,924
     Noncash portion of net charge on business dispositions,
       asset impairments and restructuring activities                       --              --       7,289,459
     Loss on disposal of fixed assets                                       --              --         838,000
     Noncash interest expense related to amortization of
       original issue discount and issuance of warrants             10,739,571         497,702       1,788,116
     Noncash income related to legal settlement                             --              --      (1,498,844)
     Noncash compensation expense related to issuance of common
       stock options                                                 4,195,437          27,453              --
     Extraordinary loss on extinguishment of debt                           --         579,354              --
     Write-off of in-process research and development expense        4,396,700       3,303,300              --
     Amortization of deferred revenue                               (1,034,974)     (1,406,078)     (3,902,019)
     Depreciation and amortization                                   1,044,136       6,597,051       8,779,108
     Equity in net (income) loss of affiliate                          200,000         327,000        (237,366)
     Minority interest in subsidiary's loss                           (132,990)       (181,017)       (100,107)
     Changes in assets and liabilities, net of acquisitions-
       Accounts receivable                                          (1,937,323)     (2,402,314)     (6,344,661)
       Inventories                                                      80,341      (3,129,256)       (665,745)
       Prepaid expenses and other current assets                      (215,400)       (228,394)        168,622
       Accounts payable                                              2,194,066       1,347,664         817,370
       Accrued expenses and other current liabilities                2,382,366       3,406,759        (166,788)
                                                                  ------------    ------------    ------------

         Net cash used in operating activities                      (6,555,364)    (15,856,971)    (11,866,655)
                                                                  ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                              (4,749,476)     (5,400,952)     (1,442,480)
   Increase in other assets                                           (448,050)     (2,622,715)       (332,723)
   Cash loaned to affiliated company                                        --        (742,105)             --
   Cash received from affiliate as repayment of loan                        --              --         163,625
   Cash paid for purchase of Nutritional Supplement Lines                   --     (31,067,580)             --
   Cash paid for investment in affiliated companies                   (129,057)             --              --
   Cash paid for purchase of Orgenics, Ltd.
     net of cash acquired                                           (5,515,659)     (8,417,325)             --
   Cash received from business disposition                                  --              --         230,000
   Cash paid for Core Immuno Assay technology                               --              --        (471,354)
   Cash paid for purchase of Can-Am Care Corporation                        --              --     (15,317,628)
                                                                  ------------    ------------    ------------

         Net cash used in investing activities                    $(10,842,242)   $(48,250,677)   $(17,170,560)
                                                                  ------------    ------------    ------------

The accompanying notes are an integral part of these consolidated financial statements.

                         SELFCARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Continued)

                                                                 ----------Years Ended December 31,-----------
                                                                     1996            1997            1998
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash paid for deferred financing cost                         $         --    $ (1,677,749)   $ (1,934,835)
   Net proceeds from sale of common stock, preferred stock and
     warrants to purchase common stock                             15,682,773      24,084,022       7,073,474
   Proceeds from borrowings under notes payable                     6,878,692      51,406,273      50,598,402
   Increase in deferred revenue                                     3,815,336              --         703,876
   Repayments of notes payable                                        (17,076)    (10,556,994)    (35,489,810)
   Purchase of treasury stock                                              --        (196,260)            (71)
   Proceeds from sale of preferred stock of a subsidiary                   --              --       1,680,400
                                                                 ------------    ------------    ------------

         Net cash provided by financing activities                 26,359,725      63,059,292      22,631,436
                                                                 ------------    ------------    ------------

FOREIGN EXCHANGE EFFECT ON CASH AND CASH EQUIVALENTS                  101,785         259,600         (64,489)
                                                                 ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                9,063,904        (788,756)     (6,470,268)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                        7,394,750      16,458,654      15,669,898
                                                                 ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                           $ 16,458,654    $ 15,669,898    $  9,199,630
                                                                 ============    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         SELFCARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

(1)    ORGANIZATION

       Selfcare, Inc. and its subsidiaries (the Company) are engaged in the development, manufacturing and marketing of self-test diagnostic products for the diabetes, women's health and, to a lesser extent, infectious disease markets. The Company's existing and planned products are targeted at the two largest existing markets for self-care diagnostics, diabetes management and women's health.

       During 1996 and 1997, the Company acquired a 99.8% direct and indirect equity interest in Orgenics Ltd. and subsidiaries (Orgenics) for total consideration of approximately $18,368,000, which consisted of $16,417,000 in cash and approximately 74,000 shares of the Company's common stock (see Note 3).

       On February 19, 1997, the Company acquired the U.S. rights to several nutritional supplement product lines (the Nutritional Supplement Lines) from American Home Products Corporation (AHP) for $30,000,000 in cash and the issuance of a $6,000,000, 7% promissory note (see Note 4).

       On February 18, 1998, the Company acquired all of the outstanding stock of Can-Am Care Corporation (Can-Am), a distributor of certain diabetes-related home health care products. The total cost of this acquisition was approximately $27,900,000, which consisted of $13,600,000 in cash, a $2,000,000 note payable (see Note 5) and approximately 1,100,000 shares of the Company's common stock.

       Since inception, the Company has devoted substantial effort toward research and development of products, the establishment of distribution networks in the United States and Europe, raising capital, and identifying strategic acquisitions and partnerships. The acquisitions noted above have significantly increased the Company's operations. Principal risks to the Company include the ability of the Company to obtain adequate financing to fund future operations management and integration of acquired companies, dependence on key individuals, competition from substitute products and larger companies, obtaining regulatory approval, and the need for successful development and marketing of commercial products.

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)    Principles of Consolidation

              The accompanying consolidated financial statements include the results of the Company and its wholly owned (unless otherwise noted) subsidiaries, the most significant of which include Cambridge Diagnostics Ireland, Ltd. (Cambridge Diagnostics) (an Irish corporation), Inverness Medical Limited (Inverness) (a Scottish corporation), Inverness Medical, Inc. (IMI, formerly Selfcare Consumer Products, Inc.) (a Delaware corporation), and Orgenics, Ltd. (Orgenics) (a 99.8% Company-owned Israeli corporation) and its subsidiaries. Also included in the accompanying consolidated financial statements is the Company's 49% minority interest in Cambridge Affiliate Corporation (Cambridge Affiliate) (see Note 16(b)) and its

                         SELFCARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)

              33% interest in Enviromed, plc (Enviromed) (see Note 7), both of which are accounted for under the equity method. All material intercompany balances and transactions have been eliminated in consolidation.

              The accounts of Orgenics also includes its wholly owned subsidiaries. The Orgenics financial statements were prepared in accordance with Israeli generally accepted accounting principles which, for the purposes of the Company's consolidated financial statements, do not materially differ from U.S. generally accepted accounting principles.

       (b)    Revenue Recognition

              The majority of the Company's revenues are derived from product sales. Product revenue is recognized when products are shipped to customers, at which time title is transferred. The Company is recognizing deferred revenue relating to the LifeScan alliance as unfulfilled obligations are met (see Note 14). The Company has also recorded deferred revenue in the accompanying consolidated balance sheets relating to amounts received in advance on certain contracts and grants (see Notes 15 (b) and 6). The Company records the related revenue on funded grants relating to facilities and equipment over their estimated useful lives and related costs based on when such costs are incurred.

       (c)    Cash and Cash Equivalents

              The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company has classified its cash equivalents as available for sale and recorded them at fair market value. The Company considers all highly liquid cash investments with original maturities of three months or less at the date of acquisition to be cash equivalents. Cash equivalents consisted of money market funds as of December 31, 1997 and 1998.

       (d)    Inventories

              Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following at December 31, 1997 and 1998:

                                                    1997                 1998

Raw materials                                    $3,006,076           $2,879,965
Work-in-process                                     405,404              890,483
Finished goods                                    1,933,051            6,178,899
                                                 ----------           ----------
                                                 $5,344,531           $9,949,347
                                                 ==========           ==========

                         SELFCARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)

       (e)    Depreciation and Amortization

              Depreciation and amortization are computed using the straight-line method based on the estimated useful lives of the related assets as follows:

         Asset Classification                         Estimated Useful Life

Machinery, laboratory equipment and tooling                1-16 years

Leasehold improvements                           Lesser of life of lease or life
                                                            of asset

Furniture and fixtures                                     7-10 years

Computer equipment                                          3-6 years

       (f)    Postretirement Benefits

              The Company does not have any obligations for postretirement or postemployment benefits, as defined by SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, as it does not currently offer such benefits. Orgenics does provide certain severance benefits (see Note 15(f)).

       (g)    Net Loss per Common Share

              The Company follows the provisions of SFAS, No. 128, Earnings Per Share. Basic net loss per common share was computed by dividing net loss less Preferred Stock dividends by the weighted average number of common shares outstanding during the year. Diluted net loss per share is the same as basic net loss per share, as the effects of the Company's potential common stock (6,701,441, 5,335,267 and 7,283,387 shares in 1996, 1997 and 1998, respectively) are antidilutive.

              In the year ended December 31, 1997, the Company recorded accretion of approximately $2,050,000 representing the 6% premium and 5% conversion discount on the Series B Preferred Stock. The Company has also recorded approximately $105,000 of dividends on the Series A

                         SELFCARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)

              Preferred Stock. In the year ended December 31, 1998 the Company recorded accretion of approximately $128,000 representing the 6% premium on the Series B Preferred Stock. The following table reconciles the net loss per common and common equivalent shares.

                                            ----------------December 31,----------------
                                                 1996            1997            1998
Net loss                                    $(28,577,642)   $(24,710,294)   $(18,777,724)
Dividends on Series A Preferred Stock            (51,037)       (104,769)             --
Accretion on Series B Preferred Stock                 --      (2,049,545)       (127,985)
                                            ------------    ------------    ------------

    Loss attributable to common
     shareholders                           $(28,628,679)   $(26,864,608)   $(18,905,710)
                                            ============    ============    ============

Basic and diluted net loss per common and
  potential common share                    $      (6.00)   $      (3.36)   $      (1.55)
                                            ============    ============    ============

Basic and diluted weighted average number
  of common shares outstanding                 4,767,493       7,990,666      12,214,986
                                            ============    ============    ============

       (h)    Foreign Currency Translation

              The accounts of the Company's subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation. Accordingly, assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date. Income and expense accounts are translated using an average rate of exchange during the period. Cumulative translation gains or losses are reflected as a separate component of consolidated stockholders' equity (deficit). Foreign currency exchange transaction gains and losses of $324,000, ($717,000) and $(33,291) for the years ended December 31, 1996, 1997 and 1998, respectively, are reflected as a component of interest and other income, net, in the accompanying consolidated statements of operations.

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

                         SELFCARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)

       (j)    Concentration of Credit Risk

              SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. The Company has no significant off-balance-sheet or concentration of credit risks such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with financial institutions. The Company had one significant customer during 1998 representing 28.3% of the revenue and 25.8% of the total accounts receivable. The Company had no significant customers during 1997 and 1996. See
              Note 19 for financial information by geographic area and segment information.

       (k) Derivative Financial Instruments and Fair Value of Financial Instruments

              The Company does not have any material derivative or other financial instruments as defined by SFAS No. 119, Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments.

              SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of an estimate of the fair value of certain financial instruments. The Company's financial instruments consist of cash equivalents, accounts receivable and debt. The estimated fair value of these financial instruments approximates their carrying value at December 31, 1997 and 1998. The estimated fair values have been determined through information obtained from market sources and management estimates.

       (l)    Reclassifications

              Certain prior year account balances have been reclassified to be consistent with the current year's presentation.

       (m)    Extraordinary Loss on Early Extinguishment of Debt

              On December 12, 1997, the Company effectively extinguished two series of notes, whereby the Company recorded extraordinary losses. The Company extinguished certain notes pertaining to its investment in Enviromed (see Note 7) and substantially all of the notes issued in connection with its acquisition of Cambridge Diagnostics (see Note 10) and recorded extraordinary losses of approximately $206,000 and $373,000, respectively.

                         SELFCARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)

       (n)    Goodwill, Trademarks and Other Intangible Assets

              Goodwill, trademarks and other intangible assets consist of the following as of December 31, 1997 and 1998:

                                                       1997              1998

       Goodwill                                    $27,219,377       $47,047,002
       Trademarks                                   21,600,000        21,059,405
       Other intangible assets                       1,117,000         5,757,465
                                                   -----------       -----------

       Less--Accumulated amortization                3,137,505         7,405,015
                                                   -----------       -----------

                                                   $46,798,872       $66,458,857
                                                   ===========       ===========

              The Company is amortizing goodwill and trademarks related to the acquisition of the Nutritional Supplement Lines and Can-Am using the straight-line method over 25 years, their estimated useful lives (see Notes 4 and 5). The Company is amortizing goodwill pertaining to Orgenics over 5 years (see Note 3), its estimated useful life. Goodwill relating to the Company's investment in Enviromed (see Note 7) is being amortized over 15 years. The Company recorded amortization expense of approximately $105,000, $2,643,000 and $4,415,000 in 1996, 1997 and 1998, respectively, related to goodwill, trademarks and other intangible assets.

              The Company follows the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of, and Accounting Principles Board (APB) Opinion No. 17, Intangible Assets. SFAS No. 121 and APB No. 17 require that long-lived and intangible assets be reviewed for impairment. Any write-downs are to be treated as permanent reductions in the carrying amount of the assets and are determined based on the fair value of the assets. During 1998, the Company recorded an impairment charge associated with certain goodwill and trademarks pertaining to a specific Nutritional Supplement, the goodwill associated with Orgenics and certain other long-lived assets held by Cambridge Diagnostics (see Note 8). The Company believes that the remaining carrying value of these assets are realizable as of December 31, 1998.

       (o)    Recent Accounting Pronouncements

              In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement is effective for the year ending December 31, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The Company does not expect adoption of

                         SELFCARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)

              this statement to have a material impact on its consolidated financial position or results of operations.

       (p)    Comprehensive Income

              SFAS No. 130, Reporting Comprehensive Income, requires disclosure of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income consists entirely of the net loss plus the Company's translation adjustment accounts (see
              Note 2(h)) and is disclosed in the accompanying statements of stockholders' equity.

       (q)    Noncash Investing and Financing Activities

              The following table summarizes the supplemental disclosures of the Company's noncash financing and investing transactions for the periods indicated below:

                                                                        ----------Years Ended December 31,----------
                                                                            1996            1997            1998
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION-
   Cash paid for-
     Interest                                                           $    396,118    $  3,590,446    $  7,591,165
                                                                        ============    ============    ============
     Income taxes                                                       $     47,705    $     21,600    $    506,134
                                                                        ============    ============    ============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
   ACTIVITIES- On October 24, 1996, the Company acquired 57.1% of the assets and liabilities of Orgenics, Ltd.; in 1997, the
   Company acquired substantially all of the remaining shares-
     Fair value of net assets                                           $  1,660,326    $  1,113,201    $         --
     In-process research and development                                   4,396,700       3,303,300              --
     Goodwill                                                              3,020,176       4,873,824              --
     Conversion of debenture into shares of Orgenics                      (1,000,000)             --              --
     Options granted in connection with the acquisition                   (1,056,000)             --              --
     Issuance of Common stock                                                     --        (873,000)             --
     Less cash acquired                                                   (1,505,543)             --              --
                                                                        ------------    ------------    ------------

CASH PAID FOR ACQUISITION, NET OF CASH ACQUIRED                         $  5,515,659    $  8,417,325    $         --
                                                                        ============    ============    ============

On February 19, 1997, the Company acquired the Nutritional Supplement
Lines from AHP-
     Goodwill                                                           $         --    $ 15,467,580    $         --
     Trademarks                                                                   --      21,600,000              --
     Note payable to AHP                                                          --      (6,000,000)             --
                                                                        ------------    ------------    ------------

CASH PAID FOR PURCHASE OF NUTRITIONAL SUPPLEMENT LINES                  $         --    $ 31,067,580    $         --
                                                                        ============    ============    ============

                         SELFCARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)

                                                                                 ---------------December 31,--------------
                                                                                     1996          1997           1998
On February 18, 1998, the Company acquired Can-Am Care Corporation-
  Accounts receivable                                                                      --            --      2,812,000
  Inventories                                                                              --            --      3,766,000
  Other current assets                                                                     --            --        313,000
  Fixed assets                                                                             --            --         32,000
  Goodwill                                                                                 --            --     26,916,062
  Accounts payable                                                                         --            --     (5,923,000)
  Note Payable to Can-Am shareholders                                                      --            --     (2,000,000)
  Issuance of common stock                                                                 --            --    (10,598,434)
                                                                                 ------------   -----------   ------------

           Cash paid for acquisition                                             $         --   $        --   $ 15,317,628
                                                                                 ============   ===========   ============

CASH PAID FOR INVESTMENT IN AFFILIATED COMPANIES-
   Cost of investment                                                            $  3,932,609   $                        $
   Stock acquired through issuance of promissory notes payable                     (3,803,552)           --             --
                                                                                 ------------   -----------   ------------

                                                                                 $    129,057   $        --   $         --
                                                                                 ============   ===========   ============

CONVERSION OF CONVERTIBLE ADVANCE INTO COMMON STOCK                              $ 13,693,548   $        --   $         --
                                                                                 ============   ===========   ============

CONVERSION OF CONVERTIBLE PAYABLE INTO COMMON STOCK                              $    500,000   $        --   $         --
                                                                                 ============   ===========   ============

FORGIVENESS OF ACCOUNTS RECEIVABLE AS CONSIDERATION FOR A NONCOMPETE
AGREEMENT IN CONNECTION WITH ORGENICS PURCHASE OF THE MINORITY
INTEREST IN ITS BRAZILIAN SUBSIDIARY                                             $         --   $ 1,375,000   $         --
                                                                                 ============   ===========   ============

EARLY EXTINGUISHMENT OF CERTAIN NOTES PAYABLE                                    $         --   $ 4,580,940   $         --
                                                                                 ============   ===========   ============

ORIGINAL ISSUE DISCOUNT ON NOTES PAYABLE PERTAINING TO GUARANTEED
DISCOUNT UPON CONVERSION                                                         $         --   $ 1,994,265   $         --
                                                                                 ============   ===========   ============

ACCRETION AND DIVIDENDS ON PREFERRED STOCK                                       $     51,037   $ 2,154,314   $         --
                                                                                 ============   ===========   ============

SHARES ISSUED IN CONNECTION WITH PURCHASE OF CORE IMMUNO ASSAY
TECHNOLOGY                                                                       $         --   $        --   $  4,565,778
                                                                                 ============   ===========   ============

CONVERSION OF PREFERRED STOCK AND NOTES TO COMMON STOCK                          $         --   $        --   $ 14,516,896
                                                                                 ============   ===========   ============

(3)    ACQUISITION OF ORGENICS

       On December 23, 1995, the Company and Orgenics entered into the Investment and Loan Agreement whereby the Company purchased a $1,000,000, 18-month, unsecured, interest-bearing debenture that was convertible into redeemable preferred shares of Orgenics (the Debenture). In October 1996, the Company exercised its right to convert the Debenture, at which time the principal amount, together with accrued interest, converted into 20% of the then issued and outstanding share capital of Orgenics.

       In October 1996, the Company acquired a 57.1% direct and indirect equity interest in Orgenics as a result of the conversion of the Debenture and cash payments of approximately $7,000,000. In addition, the Company granted options to purchase 85,800 shares of Common Stock having a fair value of

                         SELFCARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)

       $1,056,000 and incurred direct acquisition costs of $100,000. Throughout 1997, the Company acquired additional shares of Orgenics for approximately $8,417,000 in cash and 73,747 shares of common stock (with a fair value of $872,000, net of treasury stock repurchases), resulting in a 99.8% ownership interest in Orgenics.

       The aggregate purchase price of the Company's 99.8% direct and indirect interest in Orgenics of approximately $18,367,000 was allocated based on the relative fair values of the assets acquired as follows:

              Fair value of net assets                         $ 2,533,000
              In-process research and development                7,700,000
              Goodwill                                           8,134,000
                                                               -----------

                                                               $18,367,000
                                                               ===========

       As discussed in Notes 2(n) and 8(c), the Company recorded an impairment charge in 1998 pertaining to Orgenics' goodwill.

       As part of the original acquisition, the portion of the purchase price allocated to in-process research and development projects that had not reached technological feasibility and did not have a future alternative use was charged to expense. The amount allocated to in-process research and development projects represents the estimated fair value related to these projects determined by an independent appraisal. Proven valuation procedures and techniques were used in determining the fair market value of each intangible asset. To bring these projects to technological feasibility, high-risk development and testing issues will need to be resolved that will require substantial additional effort and testing.

       In December 1997, Orgenics purchased the 45% minority interest of its Brazilian subsidiary. As consideration, Orgenics forgave certain amounts due from the minority shareholders. The parties also entered into a one-year noncompete agreement, valued at $1,375,000. The assets and results of operations of the Brazilian subsidiary are not material to the Company's operations.

       For unaudited pro forma financial information reflecting the acquisitions of Orgenics, the Nutritional Supplement Lines and Can-Am, see Note 5(c).

(4)    ACQUISITION AND FINANCING OF NUTRITIONAL SUPPLEMENT LINES

       On February 19, 1997, the Company acquired the Nutritional Supplement Lines from AHP. As consideration for the Nutritional Supplement Lines, the Company paid to AHP a total of $36,000,000 in cash. Including direct costs related to the acquisition, the total purchase price was approximately $37,100,000. The entire purchase price was allocated to intangible assets: approximately $15,500,000 to trademarks and $21,600,000 to goodwill. As discussed in Notes 2(n) and 8(e), the Company

                         SELFCARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)

       recorded an impairment charge in 1998 relating to a specific nutritional supplement. The Company funded the $30,000,000 cash portion of the purchase price with bank debt, the AHP Term Loan and the AHP Bridge Loan (collectively, the Acquisition Facility) with original principal amounts of $25,000,000 and $5,000,000, respectively. The remaining $6,000,000 is in the form of a note payable from the Company to AHP. The Company paid this amount during 1998.

       For unaudited pro forma financial information reflecting the acquisitions of Orgenics, the Nutritional Supplement Lines and Can-Am, see Note 5(c).

       In connection with the Acquisition Facility, the Company obtained from the bank a $5,000,000 revolving credit line (the Credit Line). As a part of the Can-Am acquisition described in Note 5(a), the Company refinanced its obligations under these agreements with another bank in February 1998 (see Note 5(b)).

(5)    ACQUISITION AND FINANCING OF CAN-AM

       (a)    Can-Am Acquisition

              On February 18, 1998, IMI purchased all of the outstanding stock of Can-Am, a distributor of certain diabetes-related home health care products and entered into a new bank lending agreement (Note 5(b)). The aggregate purchase price of approximately $27,900,000 consisted of the following: $13,600,000 in cash, 1,108,333 shares of the Company's stock with a fair value of $10,600,000, a $2,000,000 subordinated note payable to former Can-Am shareholders and closing costs of approximately $1,700,000. IMI allocated the aggregate purchase price to the acquired assets and assumed liabilities approximately as follows:

              Accounts receivable                $ 2,812,000
              Inventory                            3,766,000
              Other current assets                   313,000
              Fixed assets                            32,000
              Goodwill                            26,916,062
              Liabilities assumed                 (5,923,000)
                                                 -----------

                                                 $27,916,062
                                                 ===========

              Of the Company's shares delivered at closing, 284,168 are being held in escrow until no later than 30 days following the delivery of Can-Am audited financial statements for the year ending December 31, 1998. Pursuant to the terms of the escrow agreement, the Company may file a claim with the escrow agent until this time. At this time, the Company does not expect to file such a claim.

              In connection with the purchase of Can-Am, Can-Am's shareholders granted a right of first refusal to the Company to purchase the assets or stock of an entity under common control,

                         SELFCARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)

              A.M.G. Medical, Inc. (AMG). AMG historically performed certain administrative, management and manufacturing functions for Can-Am and, concurrent with the purchase of Can-Am, Can-Am and AMG entered into formal management services and supply agreements. Under the terms of the management services agreement, AMG will continue to provide such administrative and management services to Can-Am on an arm's-length basis. The management services agreement provides a mechanism to adjust charges for services based on the needs of Can-Am and an arbitration provision in the event the parties can not agree on such charges. Under the terms of the supply agreement, Can-Am must purchase 100% of its lancet product requirements from AMG, unless AMG is unable to meet Can-Am's requirements. Further, Can-Am's President entered into an employment agreement with the Company to continue managing Can-Am for three years at an annual salary of $150,000.

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

              For unaudited pro forma financial information reflecting the Orgenics Acquisition, the Nutritional Supplement Lines Acquisition and the Can-Am Acquisition, see Note 5(c).

       (b)    Refinancing

              To fund the cash portion of the purchase price and refinance existing bank debt (see Note 4), IMI entered into a $42,000,000 credit agreement with a new bank; the Company is the guarantor of all obligations due under this credit agreement. The new credit agreement consists of a $37,000,000 term loan and a $5,000,000 revolving line of credit. Of the proceeds from this term loan, IMI used $32,000,000 to finance the cash portion of the Can-Am purchase price (Note 5(a)) and refinance the existing bank debt (see Note 4). The remaining $5,000,000 was used for working capital purposes.

              The new credit agreement requires compliance with various financial and nonfinancial covenants for both IMI and the Company. The primary financial covenants pertain to, among other things, interest coverage, debt services coverage, leverage and earnings before interest, taxes, depreciation and amortization (EBITDA). Both IMI and the Company were in compliance with such covenants at December 31, 1998.

              The term loan and revolving line of credit allow IMI to borrow funds at varying rates, including options to borrow at an alternate base rate, as defined, plus a spread from 0.25% to 1.75%, or the

                         SELFCARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)

              LIBOR (5.10% at December 31, 1998) plus a spread from 1.75% to 3.00%. The spreads discussed above depend on IMI's ratio of senior funded debt to EBITDA.

              Borrowings are secured by IMI's stock and the assets of IMI and Can-Am. The Company's guarantee is secured by certain of the Company's assets. Borrowings under the revolving line of credit are based on certain percentages of eligible assets, as defined. IMI is required to pay an annual fee of 0.375% for the unused portion of the revolving line of credit. The revolving line of credit expires on February 18, 2002.

              IMI is required to make quarterly principal payments ranging from $1,300,000 to $1,950,000 through December 31, 2003, with payments of $1,433,333 beginning on June 30, 1998. IMI must also make mandatory prepayments on the term loan if they meet certain cash flow thresholds, sell assets not in the ordinary course of business, issue or sell indebtedness or issue stock, as defined.

       (c)    Unaudited Pro Forma Financial Information

              The following table presents selected unaudited financial information of the Company, Can-Am (see Note 5(a)), the Nutritional Supplement Lines (see Note 4) and Orgenics (see Note
              3), assuming the companies were acquired on January 1, 1997. The unaudited pro forma results are not necessarily indicative of either actual results that would have occurred had the acquisition been consummated on January 1, 1997 or of future results.

                                                                Years Ended December 31,
                                                                  1997            1998
                                                                     (Unaudited)
Pro forma net revenue                                        $  74,569,752   $ 120,450,663
                                                             =============   =============
Pro forma loss before extraordinary loss and taxes           $ (21,363,643)  $ (18,026,066)
                                                             =============   =============
Pro forma net loss(1)                                        $ (22,415,437)  $ (18,604,869)
                                                             =============   =============
Pro forma basic and diluted net loss per common and
   potentially common share                                      $(2.37)         $(1.52)
                                                                 ======          ======

Pro forma basic and diluted weighted average number of
   common and potentially common shares outstanding(2)          9,456,672      12,214,986
                                                                =========      ==========

       (1) Excludes non-recurring charges for in-process research and development of $3,300,300 in 1997 (see Note 3)

       (2) Assumes completion of initial and secondary public offerings and the use of proceeds to consummate the Orgenics and Nutritional Supplement Lines acquisitions.

(6)    INVESTMENT IN INVERNESS MEDICAL LIMITED

                         SELFCARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)

       On May 31, 1995, the Company invested approximately $1,588,000 to fund initial operations and to acquire a 50% interest in Inverness. Inverness was founded on November 1, 1994 and had no significant activities, assets or liabilities at the time of the Company's investment. Inverness & Nairn Local Enterprise Company (INLEC) holds the remaining 50% interest in Inverness and also paid in $1,588,000 for 1,000,000 shares of 6% cumulative redeemable preference shares (the Original Preference Shares). During 1998, the Company invested an additional $1,680,000 for an additional 1,000,000 shares of common stock. INLEC invested approximately $1,680,000 for an additional 1,000,000 shares of 5% cumulative redeemable preference shares (the 1998 Preference Shares). This investment is consolidated by the Company since it owns 100% of Inverness' ordinary shares. The preference shares held by INLEC (including cumulative dividend) are reflected in the accompanying consolidated balance sheets as mandatorily redeemable Preferred Stock of a subsidiary.

       Upon liquidation of Inverness, the Preference Shareholders (Original and 1998 Preference Shareholders) are entitled to receive, out of funds legally available, cumulative annual dividends of approximately $0.084 and $0.095 per share, respectively. At the option of the Company and subject to certain limitations on each redemption, the preference shares may be redeemed for approximately $1.67 per share, plus any accrued and unpaid dividends. The Company must redeem all 1,000,000 Original Preference Shares by May 31, 2000, and all 1,000,000, 1998 preference shares by October 2003. If the Company cannot legally redeem the Preference Shares (Original and 1998 Preference Shareholders) on those dates, as defined, it must redeem the shares as soon as legally permissible at a price of approximately $1.91 per share plus any accrued and unpaid dividends. Upon liquidation of Inverness, the Preference Shareholders (Original and 1998 Preference Shareholders) are entitled to receive approximately $1.59 per share, plus any accrued and unpaid dividends; thereafter, the ordinary stockholders shall equally share with the preference shareholders in the remaining assets to be distributed. The preference shareholders do not hold any voting rights.

       Under a related agreement, Highlands and Islands Enterprise (HIE), a party related to INLEC, constructed a 50,000 square foot production facility for Inverness to use for manufacturing its products. Inverness has entered into a 20-year facility lease, with an option to purchase the facility for fair market value. The rent due under this lease will be approximately $550,000 per year, subject to increases every five years, dependent upon then current market rates, as defined. The Company is guarantor to HIE for these payments if Inverness defaults on its payments.

       Through December 31, 1998, INLEC provided Inverness with (pound)3,100,000 British pounds sterling (approximately $5,255,500 at December 31, 1998) for the purpose of outfitting the facility with required equipment, providing training for the Inverness work force and certain other defined costs. These funds shall be permanently invested in Inverness, so long as no events of default by Inverness occur within five years of the funding. Events of default are defined as the insolvency of Inverness, defined changes in ownership of Inverness and certain other similar related criteria. Should a default occur within five years of the funding by INLEC to Inverness, the Company will be liable to INLEC for a declining portion, as defined, of the amounts paid by INLEC.

                         SELFCARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)

       Inverness recognizes as revenue the funded amounts relating to the facility and equipment over the estimated useful life of the facility and equipment and amounts related to training and other costs, based on when such costs are incurred. Inverness recognized grant revenue of approximately $722,000, $1,128,000 and $1,555,000 during the years ended December 31, 1996, 1997 and 1998, respectively, which are included in grants and other revenue in the accompanying consolidated statements of operations. Unearned amounts of approximately $1,312,000 and $847,000 at December 31, 1997 and 1998, respectively, are included in deferred revenue in the accompanying consolidated balance sheets.

(7)    TRANSACTIONS WITH ENVIROMED AND EN PLC LIMITED PARTNERSHIP

       In October 1995, EN PLC Limited Partnership (EN PLC) was formed by the Company's President and a group of investors for the purpose of purchasing ordinary shares of Enviromed. As of May 1, 1996, EN PLC had acquired 27.0% of Enviromed's outstanding voting stock. In October 1996, the Company purchased 200,000 common shares of Enviromed and entered into an agreement with EN PLC (the EN PLC Agreement), pursuant to which the Company purchased 7,961,386 shares of Enviromed held by EN PLC for approximately $3,800,000. As a result of the purchase, along with a subsequent purchase of an additional 100,000 shares of Enviromed, the Company's ownership interest in Enviromed increased to 28.9%. The Company's purchase price for these shares was based on their quoted market price at the date of the Company's acquisition of such shares from EN PLC. On January 1, 1997, the Company and EN PLC entered into an amendment to the EN PLC Agreement pursuant to which the Company agreed to issue two promissory notes, in principal amounts of approximately $2,800,000 and $1,000,000, respectively. In consideration of the amendment, the Company agreed to issue to EN PLC a warrant to purchase 15,401 shares of common stock at an exercise price of $12.875 per share. The warrant is exercisable at any time prior to January 1, 2002. In accordance with SFAS No. 123, the Company recorded deferred financing costs of approximately $107,000 in connection with the grant of these warrants.

       On December 12, 1997, certain EN PLC shareholders agreed to exchange their existing promissory notes for new promissory notes, whereby certain January and April 1998 principal payments of approximately $1,600,000 converted into common stock upon the earlier of the election of the noteholder or June 10, 1998; the terms of the subsequent principal payments remained unchanged. The conversion price represented a 15% discount to the market price on the date the new promissory notes were issued. The holders of the new promissory notes could not have received cash payments in lieu of conversion. The Company accounted for this transaction as an early extinguishment of debt and the issuance of two new instruments, the new promissory notes and a forward contract to purchase Common stock. Accordingly, the Company recorded the value of the forward contract as a component of stockholder's equity, the new promissory notes at their fair value and an extraordinary loss of $206,000 on the retirement of the original promissory notes.

                         SELFCARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)

       During 1998 the Company acquired an additional 300,000 shares of Enviromed (see Note 8(b)), increasing the Company's ownership to 33% (and its voting interest to 29.9%).

       Following the Company's acquisition of its ownership interest in Enviromed, the Company has accounted for its investment under the equity method. In the years ended December 31, 1996, 1997 and 1998, the Company has recorded income (loss) of $(200,000), $(327,000) and $237,000, respectively, representing the Company's pro rata share of Enviromed's results of operations during the Company's period of ownership. Pursuant to APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, the Company accounts for the excess of the Company's investment over its pro rata share of Enviromed's net assets as goodwill; the Company is amortizing such goodwill over 15 years, its estimated useful life.

       During 1998, the Company determined that its investment in Enviromed suffered a permanent impairment and wrote down its investment by approximately $1,958,000 (see Note 8(d)).

(8) NET CHARGE ON BUSINESS DISPOSITIONS, ASSET IMPAIRMENTS AND RESTRUCTURING ACTIVITIES

       The components of the net charge on business dispositions, asset impairments and restructuring activities are as follows:

       Bankruptcy of majority-owned subsidiary                  $   147,614
       Gain on sale of Cambridge Diagnostics product
         line                                                    (1,232,492)
       Asset impairments and restructuring activities at
         Cambridge Diagnostics                                      810,486
       Impairment of Orgenics' goodwill                           5,000,000
       Impairment of investment in Enviromed                      1,957,724
       Impairment of intangible assets relating to the
         Nutritional Supplement Lines                               858,751
                                                                -----------

                                                                $ 7,542,083
                                                                ===========

       (a)    Bankruptcy of Majority-Owned Subsidiary

              As of December 31, 1998 the Company owned a 61.7% interest in Jmar Ames, Inc. (Jmar), a distributor of certain consumer products. In December 1998, the Jmar Board of Directors (with the Company's approval) voted to file for Chapter 11 bankruptcy. In February 1999 the bankruptcy petition was filed. The Company recorded as an expense its share of the write-down of the Jmar assets and expenses relating to the assumption of certain Jmar liabilities that the Company had guaranteed.

                         SELFCARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)

       (b)    Sale of Cambridge Diagnostic Product Line

              On September 30, 1998, the Company's wholly owned Irish subsidiary, Cambridge Diagnostics, signed an agreement with Trinity Biotech, Ltd. whereby Cambridge Diagnostic agreed to sell certain assets pertaining to Cambridge Diagnostics' infectious disease diagnostic business, primarily inventories, equipment and its ongoing business. In return for these assets Cambridge Diagnostics received consideration of approximately $2,300,000 consisting of 555,731 shares of the Company's stock, 300,000 shares of Enviromed stock (a 33% owned investee of the Company (see Note 7)) and $230,000 in cash. The Company recorded a gain on the sale of the business of approximately $1,232,000.

              After the sale of these assets the Company reorganized the remaining business conducted by Cambridge Diagnostics during the fourth quarter. As a result of this reorganization, Cambridge Diagnostics' future activities will consist of manufacturing certain consumer products for other Company subsidiaries, primarily IMI. Its activities will no longer include any substantial intercompany work with Inverness or the manufacture of disease diagnostic products for unrelated customers. In connection with this strategic reorganization, Cambridge Diagnostics accrued expenses of approximately $190,000 pertaining to severance, outplacement and related obligations. Of this amount, $69,000 was paid before year-end; Cambridge Diagnostics expects to pay the balance of this amount, approximately $121,000, in the first quarter of 1999. Cambridge Diagnostics also wrote off the net book value of certain fixed assets and leasehold improvements relating to the discontinued activities for which it has no alternative future use. The total asset impairment charge was approximately $437,000. The balance of this charge relates to legal and advisory fees related to the reorganization.

       (c)    Impairment of Orgenics' Goodwill

              In accordance with the provisions of SFAS No. 121 and APB Opinion No. 17 (see Note 2(n)), the Company determined that Orgenics' goodwill had suffered an impairment of value during the fourth quarter of 1998. Orgenics' declining financial performance and short-term outlook (both earnings and gross cash flows) suggested that an impairment had occurred. The Company performed an impairment test using a discounted future cash flow model and recorded an impairment charge of $5,000,000 relating to this asset. The remaining carrying value of Orgenics' goodwill is not material to the Company's financial position.

       (d)    Impairment of Investment in Enviromed

              During the fourth quarter of 1998, the Company determined that under the provisions of APB Opinion No. 18, the Company's investment in Enviromed (see Note 7) had suffered an impairment. The protracted decline in Enviromed's market price, and the absence of qualitative factors that would indicate a recovery, suggested that such an impairment had occurred. The

                         SELFCARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)

              Company recorded a loss of approximately $1,958,000 to write down the Company's investment to its estimated fair value. The Company's estimate of fair value was determined by reviewing the market value of Enviromed's stock.

                         SELFCARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)

       (e) Impairment of Intangible Assets relating to the Nutritional Supplement Lines

              Goodwill and trademarks relating to the purchase of the Nutritional Supplement Lines are being amortized over 25 years. During 1998 the Company recorded an impairment charge of approximately $859,000 relating to one discontinued Nutritional Supplement Line. The impairment charge represents the remaining net book value of the goodwill and trademark values assigned to this product line.

(9)    NOTES PAYABLE

       The Company has the following debt outstanding as of December 31, 1997 and 1998:

                                                           1997          1998

Bank debt--Orgenics                                    $ 4,510,000   $ 2,318,000

Note payable to AHP (Note 4)                             6,000,000            --

Promissory note payable to EN PLC (Note 7)               3,378,278       405,643

Cambridge Diagnostic notes (Note 10)                     2,827,500            --

Term loan--IMI (Note 5(b))                              22,000,000    32,700,000

Note payable to customer (Note 14)                       4,951,079            --

Subordinated revenue royalty notes (Note 11)             7,500,000     7,500,000

Senior subordinated convertible notes (Note 12)          8,649,181     3,778,154

Note payable to former Can-Am shareholders (Note 5)             --     2,000,000

Subordinated promissory notes payable (Note 13)                 --     9,728,555

Revolving line of credit--IMI (Note 4)                          --     3,905,565

Other miscellaneous notes payable                           86,547       145,217
                                                       -----------   -----------

                                                        59,902,585    62,481,134

Less--Current portion                                   20,426,511    12,071,650
                                                       -----------   -----------

                                                       $39,476,074   $50,409,484
                                                       ===========   ===========

                         SELFCARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)

       Each of the debt instruments listed above is discussed in the notes to the consolidated financial statements as referenced, except as follows:

       (a)    Bank Debt--Orgenics

              Orgenics has approximately $2,318,000 of notes payable to a bank outstanding at December 31, 1998. The outstanding balance is collateralized by certain Orgenics assets. The notes bear interest at rates ranging from 5% to 7.5% and are payable monthly through 2002. Orgenics has granted liens on all of its assets, insurance rights, share capital, goodwill and shares of a subsidiary as collateral for certain debt.

       (b)    Maturities of Long-Term Debt

              Certain of the Company's debt instruments provide for either a mandatory or optional conversion to common stock. Future cash maturities of the Company's debt instruments, including convertible debt, are as follows:

              Year                                                    Amount

              1999                                                 $ 8,293,496
              2000                                                  19,505,576
              2001                                                   8,653,000
              2002                                                   7,017,000
              2003                                                   7,800,000
              Thereafter                                             7,500,000
                                                                   -----------
                                                                    58,769,072


              Less--Unamortized original issue discount                471,735

              Plus--Notes payable convertible into common stock
              (see Notes 12 and 13)                                  4,183,797
                                                                   -----------

                                                                   $62,481,134
                                                                   ===========

(10)   CAMBRIDGE DIAGNOSTIC NOTES AND WARRANTS

       In connection with the 1994 acquisition of Cambridge Diagnostics, the Company issued notes payable (the Cambridge Diagnostics Notes) and common stock warrants (the Cambridge Diagnostics Warrants) to individual investors for gross proceeds of $3,030,000. Of this amount, $3,000,000 related to the Cambridge Diagnostics Notes, which bore interest at 10% and were due on March 31, 1998.

                         SELFCARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)

       Pursuant to the variable terms of the Cambridge Diagnostic Warrants, the Company recorded noncash interest charges of approximately $10,633,000 for the year ended December 31, 1996, which represents the difference between the fair market value of the underlying common stock and the exercise price of the Cambridge Diagnostics Warrants. All of the shares of common stock underlying the Cambridge Diagnostics Warrants (1,142,635) were issued in 1997.

       On December 12, 1997, substantially all of the Cambridge Diagnostic Noteholders agreed to exchange their existing Cambridge Diagnostic Notes for new promissory notes (the New Cambridge Diagnostic Notes). Under the terms of the New Cambridge Diagnostic Notes, the noteholders received the right to convert the New Cambridge Diagnostic Notes, plus accrued interest at an annual rate of 10%, into common stock at a conversion price of $7.23. The conversion price represented a 15% discount to the market price on the date the New Cambridge Diagnostic Notes were issued.

       The New Cambridge Diagnostic Noteholders could have exercised their conversion right at any time through the maturity date (June 12, 1998), at which time the New Cambridge Diagnostic Notes automatically converted into common stock; holders of the New Cambridge Diagnostic Notes could not have received cash payments in lieu of conversion. The Company accounted for this transaction as an early extinguishment of debt and the issuance of two new instruments: the New Cambridge Diagnostic Notes and a forward contract to purchase common stock. Accordingly, in 1997, the Company recorded the value of the forward contract as a component of stockholder's equity, the New Cambridge Diagnostic Notes at their fair value and an extraordinary loss of $373,000 on the retirement of the original Cambridge Diagnostic Notes.

       On June 12, 1998, all of the existing New Cambridge Diagnostic Notes and accrued interest were converted into 428,713 shares of common stock.

(11)   SUBORDINATED REVENUE ROYALTY NOTES

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

       The quarterly Royalty Payment for each $25,000 of issue price will equal the greater of (i) 0.005% of net revenues of the Company during such fiscal quarter or (ii) $1,300. Until the Total Repayment Amount has been paid, the Company will pay Royalty Payments as to each Royalty Note as follows: (i) the first payment will be made on or before the forty-fifth day after the closing of the fourth full fiscal

                         SELFCARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)

       quarter during which such Royalty Note is outstanding and will cover Royalty Payments for such fiscal quarter and the prior fiscal quarters during which such Royalty Note was outstanding, provided, however, that the aggregate Royalty Payments made at such time shall not be less than $6,000; and (ii) the Royalty Payment for each subsequent fiscal quarter will be made on or before the forty-fifth day after the closing of such fiscal quarter. Based on the estimated repayment schedules, the Company imputed interest rates ranging from 31.4% to 32.9% and recorded interest expense of approximately $904,000 and $2,210,000 in 1997 and 1998, respectively. The Company made royalty payments of approximately $2,287,500 during 1998, with an additional payment of $423,300 due on February 15, 1999.

       If the Company elects to prepay the amount due under the Royalty Notes or if an event of default (as defined) is not cured with 30 days after notice to the Company, the Company will pay an amount equal to the greater of (i) 1.5 times the issue price of Royalty Notes minus all Royalty Payments made by the Company prior to the date of payment (but excluding any amount paid as Late Payment Interest, as defined below) or
       (ii) an amount equal to the issue price of the Royalty Notes plus an annualized internal rate of return on the issue price equal to 30% calculated from the issue date of the Royalty Notes to the date of payment, minus all Royalty Payments made by the Company prior to the date of payment (but excluding any amount paid as Late Payment Interest, as defined below).

       The Royalty Notes will bear interest only in the event of a late Royalty Payment, an event of default or a prepayment. If a Royal Payment is not made within 45 days of the end of the relevant fiscal quarter, the overdue amount will accrue interest (Late Payment Interest) at the rate of 18% per annum, compounded daily, accruing from the date such Royalty Payment is due to the date the Royalty Payment, including late payment interest thereon, is made. Any such late payment interest will be payable on demand.

       U.S. Boston Capital Corporation (U.S. Boston Capital), the president of which is a director of the Company, acted as a placement agent for the offering of Royalty Notes. As compensation for its services as placement agent, U.S. Boston Capital received a cash commission of $600,000, which the Company has recorded as deferred financing costs and will amortize over the estimated 14-year life of the Royalty Notes. In addition, an affiliate of U.S. Boston Capital receives 1% of payments as additional compensation for its services.

      Subsequent to year-end, a majority of the noteholders elected to convert the minimum cash royalty payments due to them on February 15, 1999 and May 15, 1999 to 5,980 shares of Series C or E Preferred Stock (see Note 17(g)).

(12)   SENIOR SUBORDINATED CONVERTIBLE NOTES

       On October 28, 1997, the Company sold, in a private placement, senior subordinated convertible notes (the Convertible

                         SELFCARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)

       Notes) having an aggregate face value of $10,000,000 and warrants (the Convertible Note Warrants) to purchase up to 106,700 shares of common stock to two institutional investors for gross proceeds of $10,000,000.

       The principal of the Convertible Notes was originally payable on October 28, 2002. Interest on the unpaid principal accrued at the rate of 8% per year payable in cash or, at the Company's option subject to certain conditions, shares of common stock calculated at a price per share equal to the recent market price (Recent Market Price). The Recent
       Market Price as of any date is the lowest market price at which shares of common stock traded at any time during the five trading days immediately preceding such date. During the occurrence of an event of default (as defined), the outstanding principal amount and accrued but unpaid interest will accrue interest at a rate of the lower of Citibank's Prime Rate (7.75% at December 31, 1998) per year plus 8% or the highest rate permitted by law.

       Shoreline Pacific Institutional Finance, the Institutional Division of Financial West Group (Shoreline), acted as placement agent for the offering of the Convertible Notes and the Convertible Note Warrants. As compensation for its services as placement agent, Shoreline received a cash commission of $500,000, representing 5% of the gross proceeds of the offering. In addition, the Company issued four warrants to purchase up to an aggregate of 31,250 shares of Common stock with the same terms as the Convertible Note Warrants to certain designees of Shoreline (the Shoreline Warrants). The Company recorded both the commission and the value of the Shoreline Warrants an aggregate of ($600,000) as deferred financing costs. Such costs are included as a component of other assets and are being amortized over the life of the Convertible Notes.

       Upon issuance of the Convertible Notes and Convertible Note Warrants, the Company allocated $662,657 of the proceeds to the Convertible Note Warrants and amortized the related original issuance discount over 270 days, the period for which the original terms of the conversion were most beneficial to the Convertible Noteholders. Also, pursuant to the conversion terms whereby the Convertible Noteholders were guaranteed a discount after the 180th day, the Company recorded an additional original discount of $1,185,864, which represents the maximum guaranteed return available to the Convertible Noteholders on the issuance date. This portion of the original issuance discount was also amortized over 270 days in a manner consistent with the sliding scale discount. Amortization of the aggregate original issuance discount was $497,703 and $1,350,819 in 1997 and 1998, respectively.

       The original terms of the Convertible Notes provided for a formula-based conversion price, as defined, and allowed the Company to repay the Convertible Notes prior to the due date for a 5% premium, provided however that the Company's stock price had to meet certain performance criteria, as defined, for the Company to exercise this right. During 1998, Convertible Noteholders converted their Convertible Notes representing an aggregate face value of $6,221,846 into 2,313,822 shares of common stock.

       In January 1999, the Company and Convertible Noteholders agreed to amend the terms of the Convertible Notes by changing the maturity date and conversion terms, as well as canceling the related

                         SELFCARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)

       warrants. Pursuant to the amended terms, the Company made an immediate payment of $859,049 representing $780,954 of face value of the original Convertible Notes plus a 10% premium. The remaining Convertible Notes were amended and replaced with amended notes (the New Convertible Notes). The face value of the New Convertible Notes is equal to the face value of the canceled Convertible Notes plus a 15% premium. The New Convertible Notes mature on July 12, 1999, bear an interest rate of 8% and provide for a fixed conversion price of $2.00. The Company will account for this transaction in January of 1999 following the provisions of Emerging Issues Task Force (EITF) Issue No. 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments, and anticipates that it will record an extraordinary loss of approximately $306,000, net of the amount deemed to have been paid to reacquire the warrants. Since the new conversion feature is less beneficial to the convertible noteholders than that to which they were entitled on the date of the amendment, the Company will not perform any further accounting for such conversion feature.

(13)   SUBORDINATED PROMISSORY NOTES

       During June 1998, the Company entered into a securities purchase agreement pursuant to which it sold units (the Units) having an aggregate purchase price of $10.2 million. Each Unit consists of (i) $25,000 in principal amount of a subordinated promissory note (the Subordinated Promissory Notes) and (ii) a warrant to acquire such number of shares of the Company's common stock. In the aggregate, the Company issued warrants to purchase 181,731 shares of common stock with exercise prices ranging from $6.21 to $10.13 per share. The Subordinated Promissory Notes are due on the second anniversary of their date of issuance and the warrants may be exercised at any time on or prior to the fifth anniversary of their issuance.

       The Subordinated Promissory Notes bear interest at a rate equal to 13% per year which is payable quarterly on the first day of each quarter, beginning October 1, 1998. Whenever the Company makes a payment of principal under the Subordinated Promissory Notes, it shall at the same time pay a premium equal to 5% of the principal amount then being paid. The Subordinated Promissory Notes may be prepaid by the Company in whole or in part at any time after December 31, 1998.

       U.S. Boston Capital (a related party) acted as placement agent for the offering of the Subordinated Promissory Notes. As compensation for its services as placement agent, U.S. Boston Capital received cash commissions totaling $612,000, which the Company recorded as deferred financing costs and is amortizing over the two-year life of the Subordinated Promissory Notes. In addition, three Directors of the Company purchased Units with an aggregate issue price of $775,000 during 1998.

       Pear Tree Royalty Company, Inc., as the authorized representative of the Subordinated Promissory Noteholders, received warrants to purchase 60,577 shares. A director of the Company is also a director and shareholder of Pear Tree Royalty Company. The value of these warrants is $217,820 which the Company recorded as deferred financing costs and is amortizing over the two-year life of the Subordinated Promissory Notes.

                         SELFCARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)

       Upon issuance of the Subordinated Promissory Notes and warrants the Company allocated a total of $826,000 of the proceeds to the Warrants and is amortizing the related original issuance discount and deferred financing costs over the two-year life of the Notes.

(14)   LIFESCAN ALLIANCE

       On November 10, 1995, the Company entered into an agreement with Johnson and Johnson Development Corporation (JJDC) and LifeScan, Inc. (LifeScan), an affiliate of JJDC (the Master Agreement) that included an equity investment agreement, a glucose distribution agreement and a summary of terms to be included in other distribution agreements.

       The equity investment provided for $13,700,000 of advances from JJDC, which converted into 201,622 shares of Company common stock in 1996. Upon conversion of the advances, LifeScan also paid the Company a success fee of $7,000,000. The number of shares issued represents 5% of (i) the common stock outstanding as of November 10, 1995, and (ii) any shares of common stock issued prior to such conversion pursuant to the exercise of rights to acquire common stock outstanding as of November 10, 1995. In addition, under the terms of the LifeScan Alliance, the Company must issue to JJDC, for no additional consideration, shares of common stock equal to 5% of any additional common stock issued pursuant to the exercise of rights to acquire common stock outstanding as of November 10, 1995 (the total of all shares so issued, the Conversion Shares). The precise number of Conversion Shares depends on the number of shares of common stock that the Company is required to issue in connection with the financing of the Inverness Facility as well as the vesting and exercise of options and warrants that were outstanding on November 10, 1995. To date, JJDC has received an additional 76,128 shares of common stock. The Company estimates that JJDC will ultimately receive an additional 179,151 shares of common stock. Upon the receipt of the $7,000,000 success fee, the Company deferred $3,000,000 based on management's estimate of its future commitments under the distribution agreement. During 1998, the Company's product development plans led it to change the original estimate, as the product to which the deferred revenue pertains will be replaced by the first quarter of 1999. Accordingly, the Company accelerated the amortization of this amount to reflect the new estimate.

       The Master Agreement also covers two other Company products. Upon the Food and Drug Administration (FDA)'s acceptance of the Company's filing for each of these products, LifeScan may, at its sole discretion, pay the Company $3,000,000 and require the Company to enter into a distribution agreement for each product, under the terms set forth below. If LifeScan elects to make the $3,000,000 payment and the product receives FDA clearance, then LifeScan shall make an additional payment of $2,000,000. If LifeScan makes the $3,000,000 payment and the Company does not receive FDA clearance within one year of the payment, the $3,000,000 must be repaid in eight quarterly installments without interest (provided payments are made in a timely manner), and the related distribution agreement will terminate.

                         SELFCARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)

       In order to fund start-up manufacturing and operating costs, LifeScan loaned the Company $5,000,000 in August 1997. The Company then loaned the $5,000,000 to its primary supplier. Both the loans payable and receivable accrued interest at 12% and were repaid through product credits for the first 130,000 meters shipped during 1997 and 1998. The Company has also agreed to share with LifeScan certain start-up costs associated with the new product launch. The Company will fund its share of such costs ($3,750,000) via product discounts/rebates granted on future product sales. Based on current forecasts, the Company expects these discounts/rebates to run through 2000. The Company records such amounts as a reduction of sales in the period incurred, as the Company does not have an obligation to pay the balance of its share of the costs if its relationship with LifeScan were to cease.

(15)   COMMITMENTS AND CONTINGENCIES

       (a)    Operating Leases

              The Company has operating lease commitments for certain of its facilities and equipment that expire through 2026. The following schedule outlines future minimum annual rental payments under these leases at December 31, 1998:

                                                          Amount
       December 31,
          1999                                         $ 1,275,318
          2000                                           1,139,439
          2001                                           1,122,021
          2002                                           1,048,128
          2003                                             927,134
          Thereafter                                    10,304,180
                                                       -----------
                                                       $15,816,220
                                                       ===========

              Rent expense relating to these operating leases was approximately $401,000, $778,000 and $1,406,000 for the years ended December 31,
              1996, 1997 and 1998, respectively.

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

              As a condition to retaining the grants, the IDA requires Cambridge Diagnostics to maintain a certain number of employees in Ireland. The IDA also prohibits the Company from disposing of assets or terminating business activities that were funded by the grants within 10 years of such

                         SELFCARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)

              grants. As of December 1998, Cambridge Diagnostics was not in compliance with the employment provisions of the grants. As a result, the IDA could require Cambridge Diagnostics to repay capital expenditure and revenue grants totaling 876,990 Irish pounds (approximately $1,304,000 at December 31, 1998). The IDA historically has not pursued its right to recoup these grants from Cambridge Diagnostics and, as of December 31, 1998, Cambridge Diagnostics management believes that the IDA is unlikely to do so, provided that Cambridge Diagnostics does not terminate its operations in Ireland. Accordingly, as management believes that repayment is not probable, Cambridge Diagnostics has not provided for a potential liability for the repayment of these grants.

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

              The Company has been involved in a dispute with Enviromed (see
              Note 7) with respect to a joint venture agreement entered into between the Company and Enviromed in March 1994 and other agreements (collectively, the Disputed Enviromed Agreements) entered into between the Company and Enviromed and the issuance of shares of common stock to Enviromed in connection therewith. On March 23, 1998, the Company entered into a settlement agreement with certain parties to whom Enviromed sold the Company's common stock whereby the parties agreed that such parties shall have title to 80% of common stock in dispute, or 622,898 shares, and the Company shall have title to the remaining 20% of said shares, or 155,724 shares. The parties agreed to dismiss the lawsuit with prejudice and the parties agreed to release each other from any liability arising out of the lawsuit. When originally issued to Enviromed, 185,094 of the total 778,622 shares of common stock related to the acquisition of certain manufacturing rights; the fair value of such shares was previously recorded as an expense by the Company. Accordingly, the Company recorded the fair value of the shares recovered as a part of this settlement agreement as a component of other income in the accompanying consolidated statement of operations.

              In connection with the original dispute with Enviromed, the Company reached a settlement in February 1999 whereby (i) Enviromed's board of directors was restructured and the Company's Chief Executive Officer was replaced by another Company executive;
              (ii) the repayment terms of the (pound)437,000 (approximately $730,000) note due from Environmed were amended to allow for repayment during 1999; and (iii) Enviromed agreed to pay the Company an amount up to a

                         SELFCARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)

              maximum of (pound)500,000 (approximately $835,000) based upon purchases made by the Company from an Enviromed subsidiary in excess of certain minimums as defined by the agreement.

              On November 15, 1997, Medical Selfcare, Inc. (Medical) served process on the Company asserting service mark and trade name infringement, unfair competition, dilution and related claims arising from the Company's use of the mark "Selfcare" for medical devices, pharmaceutical products and nutritional supplements. On June 30, 1998, the Company entered into a settlement agreement resolving Medical's claims and the Company's counterclaims. Pursuant to the settlement agreement, the Company received a payment of $275,000, which was recognized as other income during 1998. In return for the settlement, the Company is obligated to phase out its use of the name Selfcare.

              On April 22, 1998, Abbott Laboratories (Abbott) served process on the Company and Princeton BioMeditech Corporation (PBM), which manufacturers certain products for the Company, asserting patent infringement arising from the Company and PBM's manufacture, use and sale of products that Abbott claims are covered by one or more of the claims of patents to which Abbott asserts that it is the exclusive licensee. Abbott claims that certain of the Company's products relating to pregnancy detection and ovulation prediction infringe the patents. Abbott is seeking an order preliminary and permanently enjoining the Company and PBM from infringing the patents, compensatory damages to be determined at trial, treble damages, costs, prejudgment and postjudgment interest on Abbott's compensatory damages, attorneys' fees, and a recall of all the Company's and PBM's existing products found to infringe the patents. On August 5, 1998, the court denied Abbott's motion for a preliminary injunction. On October 23, 1998, the Company filed a counterclaim against Abbott, asserting that Abbott is infringing patents that are owned by the joint venture, and seeking a declaration that Abbott infringes the patents, permanent injunctive relief, money damages and attorneys' fees. On November 5, 1998, Abbott filed a counterclaim against the Company asserting the invalidity of the patents that are owned by a joint venture of the Company and PBM and seeking a declaration of invalidity, non-infringement and unenforceability. The case is currently in the discovery stage. The Company intends to defend this litigation vigorously. A final ruling against the Company could have a material adverse impact on the Company's business, financial condition and results of operations.

              In late October 1998, Abbott commenced a lawsuit against the Company and Lifescan. The complaint alleges that the disposable test strips used in the Company's blood glucose monitoring system supplied by Inverness to LifeScan infringe a patent owned by Abbott. Abbott is seeking damages and an injunction against sales in the United States. Abbott is also seeking to enjoin Lifescan and the Company from the manufacture, use and sale of these blood glucose test strips in the United States during the pendency of the infringement litigation. In February 1999, the court denied Abbott's motion for a preliminary injunction. Based on a review of the Abbott claims by patent counsel, the Company believes that the test strips do not infringe the Abbott patent. The Company also believes that Abbott's claims will be proven to be without merit and

                         SELFCARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)

              intends to vigorously defend them. A final ruling against the Company would have a material adverse impact on the Company's business, financial condition and results of operations.

              On January 22, 1999, in connection with Cambridge Diagnostic's sale of its infectious disease business to Trinity (see Note 8(b)) Cambridge Biotech Corporation (CBC) and Cambridge Affiliate Corporation (CAC) (see Note 16(b)) for discussion of relationship to the Company) commenced a lawsuit against the Company, the Company's Chief Executive Officer, CDIL, Trinity Biotech plc (Trinity) and Pasteur Sanofi Diagnostic (Pasteur) alleging that the sale of the business was not properly authorized and as a result CBC would loose the benefit of certain patented licenses from Pasteur. CBC is requesting the sale agreement to be null and void, to have the license between Pasteur and CBC declared to be in full force, to recover any damages caused by the Company and its Chief Executive Officer. On January 25, 1999, the Court denied CBC's motion and all parties have agreed to mediation. The Company does not believe that an adverse ruling against the Company would have a material adverse impact on sales, operations or financial performance.

       (d)    Agreement with Princeton BioMeditech Corporation

              On March 15, 1996, the Company entered into an agreement with PBM that provides for the development of certain specific infectious disease tests by PBM for marketing by Selfcare on a nonexclusive basis. The agreement also grants the Company an option to market under its own brand name other infectious disease tests and certain other types of tests developed by PBM on terms to be agreed. Pursuant to the agreement, the Company is also obligated to purchase $6,900,000 of certain test kits from PBM through 1998 and will provide $500,000 to finance the purchase of equipment, which will remain the property of the Company, to be used in producing test kits for the Company.

              On August 6, 1997, the Company and PBM amended their manufacturing agreement by extending the term of the original agreement to July 1, 2001, adjusting the pricing and establishing new minimum purchase quantities in the aggregate amount of $2,656,000 over the course of the first year. The Company is obligated over the remaining three years to purchase minimum amounts of products to be mutually agreed upon by the parties. Also on August 6, 1997, the Company and PBM, along with wholly owned subsidiaries of each, formed a limited liability company, PBM-Selfcare LLC (the LLC), in which each party owns a 50% interest, entered into a joint venture and a series of related technology transfer and licensing agreements to develop a comprehensive strategy to commercially exploit products, and related intellectual property, in the area of pregnancy detection and ovulation prediction (collectively the Joint Venture Agreement). Under the Joint Venture Agreement, the parties each contributed intellectual property and, in addition, the Company agreed to spend up to $2,000,000 on an as-needed basis to cover expenses incurred by the LLC in enforcing the rights of the LLC in the intellectual property. To date, the Company has not incurred material costs pursuant to the Joint Venture Agreement and does not anticipate expending material resources in connection with this activity during 1999.

                         SELFCARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)

       (e)    Orgenics Royalty Commitment

              Orgenics finances its research and development expenditures in Israel under programs sponsored by the Chief Scientist of the Ministry of Trade of Israel for the support of research and development projects. In the event that development of the products in which the Chief Scientist participates is successful, Orgenics will be obligated to pay royalties at the rate of 2% to 3% of the sales of products developed with funds provided by the Chief Scientist, up to an amount equal to 100% of the Chief Scientist's research and development grants to such projects. The maximum contingent royalty as of December 31, 1998 was approximately $2,100,000. Orgenics does not have any liability to the State of Israel for amounts received in support of unsuccessful programs or unsaleable products.

       (f)    Orgenics Severance Obligations

              Orgenics' liability for severance pay, pursuant to Israeli law is provided by managers' insurance policies and by severance pay funds. Severance expenses were $139,000, $248,000 and $166,000 for the years ended December 31, 1996, 1997 and 1998, respectively. The related liability is not material at either December 31, 1997 or 1998.

              France has a government-run mandatory pension plan to which contributions are made monthly by both the employee and employer based on the gross monthly salary. Orgenics' liability is fully covered by these contributions.

              In addition, pursuant to industry employment agreements, a lump-sum severance is payable upon retirement to employees still in the service of Orgenics' French subsidiary at the date of retirement. Orgenics has fully provided for the obligations as of December 31, 1997 and 1998.

       (g)    License Agreements with Becton, Dickinson and Company

              On September 1, 1998, the Company entered into two patent license agreements with Becton, Dickinson and Company. The agreements are effective April 1, 1998 and continue in effect until the last of the patents expire. The agreements grant the Company the rights to manufacture and sell products incorporating certain patented technology, as defined by the agreement. The Company is obligated to pay royalties on the net sales of products incorporating the licensed technology at a rate of 6% until December 31, 1998, 6.25% on the first $108 million of net sales beginning January 1, 1999 and 5.25% thereafter, extending through the expiration of the patents. During 1998, the Company paid Royalties of approximately $212,000 under this agreement and had approximately $482,000 accrued at December 31, 1998.

                         SELFCARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)

(16)   RESEARCH, MANAGEMENT AND MANUFACTURING AGREEMENTS

       (a)    U.S. Boston Technology Associates Limited Partnership

              On December 30, 1993, the Company entered into a purchase and sale agreement with USB '93 Technology Associates Limited Partnership (USB '93) for the sale of the Company's core immuno-assay technology (the Technology) for $1,360,000. USB `93 is a limited partnership, the general partner of which is USB '93 Inc., a corporation whose president and chief executive officer is a director of the Company.

              The Company and USB `93 also entered into a license and development agreement on December 30, 1993 whereby the Company leased back the rights to the Technology from USB '93 in consideration for three warrants to purchase up to an aggregate of 438,750 shares of the Company's common stock at an exercise price of $1.54 per share and the payment of 1.5% of gross sales and 22.5% of royalty income, up to an aggregate total payment of $6,000,000. Pursuant to this agreement, the Company has charged approximately $235,000 and $702,000 to cost of sales in the accompanying consolidated statements of operations for the years ended December 31, 1996 and 1997, respectively.

              The income from the sale of technology was recorded as deferred revenue at the time of the sale and was being recognized using the straight-line method over a period of six years. The Company has recognized approximately $227,000 as grants and other revenue in the accompanying consolidated statements of operations for each of the two years ended December 31, 1997.

              On March 31, 1998, the Company finalized an agreement with USB '93 whereby the Company agreed to purchase the interests of USB '93, effective February 25, 1998, for an aggregate purchase price of $4.9 million, paid in (i) 487,017 shares of the Company's common stock and (ii) $360,000 in cash. At the time of the purchase, USB '93's assets consisted primarily of a core immuno-assay technology.

              The Company reduced the value of the intangible asset by $397,000, representing the amount of unrecognized deferred revenue related to the Company's sale of the technology to USB `93 in December 1993. The remaining intangible asset will be amortized over its estimated useful life of 15 years. As a result of this transaction, the Company will no longer pay royalties to USB '93 of 1.5% of product sales, which were due pursuant to the license and development agreement.

       (b)    Cambridge Diagnostics and Cambridge Affiliate

              Concurrent with the Company's 1994 acquisition of Cambridge Diagnostics, Cambridge Diagnostics entered into a series of agreements with Cambridge Affiliate. Cambridge Affiliate is

                         SELFCARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)

              49%-owned by Cambridge Diagnostics and 51%-owned by the successor corporation of the company that sold Cambridge Diagnostics to the Company in 1994. Cambridge Affiliate was formed to allow Cambridge Diagnostics access to certain non-assignable technologies, pursuant to the terms of the 1994 acquisition. Cambridge Diagnostics accounts for its investment in Cambridge Affiliate under the equity method. Under the terms of the agreements mentioned above, Cambridge Diagnostics manufactures and sells products on behalf of and manages the affairs of Cambridge Affiliate. During 1996, 1997 and 1998, Cambridge Diagnostics paid royalties of $56,000, $86,000 and $62,000, respectively, and earned total sales, manufacturing and management fees of $2,589,000, $3,351,000 and $2,211,000, respectively, under the terms of these agreements.

              Following the disposition of certain assets from its disease diagnostic business and subsequent reorganizations (see Note 8(b)), Cambridge Diagnostics will not conduct any significant future business with Cambridge Affiliate.

(17)   STOCKHOLDERS' EQUITY

       (a)    Stock Option Plan

              In 1996, the Company adopted the 1996 Stock Option and Grant Plan (the 1996 Plan); the 1996 Plan replaced both the 1992 and 1994 Plans. The 1996 Plan may be administered by the Board of Directors or by an Option Committee, as defined, to grant incentive stock options, nonqualified stock options, restricted stock, unrestricted stock, stock appreciation rights (SAR), performance share awards and dividend equivalent rights. The Company has reserved a total of 1,500,000 shares of common stock for future grant under the 1996 Plan. As of December 31, 1998, the Company has authority to isuue options to purchase up to 33,834 shares of common stock under the 1996 Plan. The key terms of the 1996 Plan include the granting of incentive stock options or nonqualified stock options with a term of up to 10 years and the granting of stock appreciation rights, restricted stock, unrestricted stock, performance share awards and dividend equivalent rights. The 1996 Plan also provides for option grants to nonemployee directors and automatic acceleration of all options and stock appreciation rights upon a change in control.

       (b)    Other Stock Options

              On August 15, 1995, the Company entered into a stock option agreement (the Agreement) with the President of the Company. Under the Agreement, the President received a variable-term option to acquire 520,000 shares of the Company's common stock. Upon completion of the Company's initial public offering (IPO) in 1996, the Company recorded a compensation charge of approximately $3,240,000 representing the difference between the exercise price per share and the fair market value per share at the date the terms became fixed.

                         SELFCARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)

              On October 17, 1995, the Company entered into variable-term stock option agreements with certain officers and key employees that granted them options to acquire up to 253,500 shares of common stock at an exercise price of $1.54 per share. The option terms became fixed upon completion of the Company's 1996 IPO. During the year ended December 31, 1996, the Company recorded compensation expense of approximately $199,000 related to these option grants.

              During the year ended December 31, 1996, the Company recorded compensation expense of approximately $680,000 related to stock options granted to employees that were contingent on certain goals that were met in 1996.

              On December 29, 1995, the Company entered into stock option agreements with certain shareholders and officers of Orgenics that granted them options to acquire up to 85,800 shares of common stock at an exercise price of $3.69 per share. These options vest over a four-year period but were not to be considered granted until the Company's ownership of Orgenics exceeded 51%, which occurred during October 1996. The difference between the exercise price and the fair market value price per share of $1,056,000 is included as a component of the Orgenics purchase price.

              The following is a summary of all stock option activity during the three years ended December 31, 1998:

                                                                                       Weighted
                                                   Number of                        Average Option
                                                    Shares         Option Price         Price
Options outstanding, December 31, 1995               3,382,444   $   1.15-   3.69     $   2.41
   Granted                                             842,292       3.69-  15.38        12.58
   Exercised                                           (51,675)              1.54         1.54
                                                --------------

Options outstanding, December 31, 1996               4,173,061       1.15-  15.38         4.47
   Granted                                             130,200       9.25-  12.38        10.33
   Exercised                                          (148,898)      1.15-   2.53         1.84
   Terminated                                           (9,425)      1.54-   2.53         2.41
                                                --------------

Options outstanding, December 31, 1997               4,144,938       1.15-  15.38         4.75
   Granted                                             664,691       2.94-  13.60         6.64
   Exercised                                          (192,406)      1.15-   2.53         2.22
   Terminated                                          (68,392)      1.54-  13.88         7.30
                                                --------------

Options outstanding, December 31, 1998               4,548,831   $   1.15-  15.38     $   5.10
                                                --------------   ----------------     --------

Options exercisable, December 31, 1998               3,066,748   $   1.15-  15.38     $   3.13
                                                ==============   ================     ========

                         SELFCARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)

                  -----------------Outstanding-----------------  ----------Exercisable---------
                                    Weighted
                                    Average         Weighted                        Weighted
                    Number of      Remaining        Average        Number of        Average
Exercise Price       Shares      Contract Life   Exercise Price      Shares      Exercise Price
$  1.15- 1.54         606,927          4.56         $ 1.40            606,927       $ 1.40
   2.27- 2.94       1,848,991          6.23           2.44          1,679,679         2.45
   3.46- 4.62         854,400          8.55           3.77            509,300         3.91
   7.33-10.13         581,688          9.07           9.24            248,167         9.39
  10.88-15.38         656,825          8.16          13.71             22,675        13.67
                  -----------                                    ------------

                    4,548,831          7.08         $ 5.10          3,066,748       $ 3.13
                  ===========    ==========         ======       ============       ======

              The weighted average fair value under the Black-Scholes option pricing model of options granted during the years ended December 31, 1996, 1997 and 1998 under the Company's stock options is $8.76, $5.33 and $3.67, respectively.

              On December 10, 1996, the Company granted 600,000 options at an exercise price of $13.875 to the President and certain officers and key employees of the Company. The options vest in seven years unless certain performance goals, as defined, are met. In the event that such performance goals are met, the vesting of these options will accelerate.

              In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, which requires the measurement of the fair value of stock options or warrants to be included in the statement of income or disclosed in the notes to the financial statements. The Company has continued to account for stock-based compensation for employees under APB Opinion No. 25, Accounting for Stock Issued to Employees, and has elected the disclosure-only alternative under SFAS No. 123. The Company has computed the pro forma disclosures required under SFAS No. 123 for stock options and warrants granted after January 1, 1995 using the Black-Scholes option pricing model prescribed by SFAS No. 123. The assumptions used were as follows:

                                                 Years Ended December 31,
                                             1996          1997          1998

Risk-free interest rate                      6.2%          6.0%          5.0%
Expected dividend yield                       --            --            --
Expected lives                              5 years       5 years       5 years
Expected volatility                           74%           51%           64%

                         SELFCARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)

                                           Years Ended December 31,
                                   1996              1997              1998
Net loss-
   As reported               $  (28,577,642)   $  (24,710,294)   $  (18,777,724)
   Pro forma                    (29,878,119)      (26,269,519)      (21,380,111)

Net loss per share-
   As reported               $        (6.00)   $        (3.36)   $        (1.55)
   Pro forma                          (6.27)            (3.56)            (1.76)

              Because the method prescribed by SFAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

       (c)    Warrants

              The following is a summary of all warrant activity during the three years ended December 31, 1998:

                                                                                          Weighted Average
                                                    Number of Shares    Exercise Price     Exercise Price
Warrants outstanding, December 31, 1995                  2,034,890      $  1.54-  2.53     $        1.97
  Granted                                                   54,090               12.88             12.88
                                                     -------------      --------------     -------------

Warrants outstanding, December 31, 1996                  2,088,980         1.54- 12.88              2.21
  Granted                                                  267,979        11.94- 13.96             11.93
  Exercised                                              1,145,664                2.93              2.93
                                                     -------------      --------------     -------------

Warrants outstanding, December 31, 1997                  1,211,295         1.54- 13.96              2.26
  Granted                                                  242,308         6.21- 10.13              8.42
  Exercised                                                438,841         1.54-  2.53              1.54
                                                     -------------      --------------     -------------

Warrants outstanding, December 31, 1998                  1,014,762      $  1.54- 13.96     $        4.03
                                                     =============      ==============     =============

              The substantial majority of the warrants included in the table above were issued in connection with debt and equity financings, or amendments thereto, of which 70,045 were issued to officers or directors of the Company. The value of warrants issued in connection with debt financings and amendments have yielded original issue discounts and additional interest expense of approximately $10,632,842, $497,702 and $1,788,116 in 1996, 1997
              and 1998, respectively.

                         SELFCARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)

       (d)    Employee Stock Purchase Plan

              Upon the consummation of the IPO, the Company adopted the Selfcare, Inc. Employee Stock Purchase Plan (the Stock Purchase
              Plan). The Company has reserved 250,000 shares of common stock for issuance under the Stock Purchase Plan. Under the Stock Purchase Plan, eligible employees will be able to purchase shares of the Company's common stock at 85% of fair market value, as defined, subject to certain limitations. The Company had issued 53,154 shares under the Stock Purchase Plan as of December 31, 1998.

       (e)    Series A Preferred Stock

              The Board of Directors of the Company is authorized, without further action of the stockholders of the Company, to issue up to 5,000,000 shares of Preferred Stock in classes or series and to fix the designations, powers, preferences and the relative, participating, optional or other special rights of the shares of each series and any qualifications, limitations and restrictions thereon, as set forth in the Certificate of Incorporation. Any such Preferred Stock issued by the Company may rank senior to the common stock as to dividend rights, liquidation preference or both, may have full or limited voting rights and may be convertible into shares of common stock.

              In October 1996, the Board of Directors adopted a resolution authorizing 10,000 shares of Series A convertible preferred stock, $.001 par value (the Series A Preferred Stock). In October 1996, the Company sold 5,500 shares of Series A Preferred Stock at a price of $1,000 per share to various foreign investors. The net proceeds of such sales of approximately $5,200,000 were used to fund a portion of the Orgenics purchase price. In 1996, 1997 and 1998, the Series A Preferred Stock converted into 22,892, 508,019 and 49,058 shares of common stock, respectively. As of December 31, 1998, all shares of the Series A Preferred Stock, plus total dividends of 155,806, have been converted into common stock.

       (f)    Series B Preferred Stock

              On August 26, 1997, the Company sold to investors in a private placement an aggregate of 8,000 shares of Series B redeemable convertible preferred stock (the Series B Preferred Stock) and warrants (the Warrants) to purchase an aggregate of 114,628 shares of common stock (the Warrant Shares) for gross proceeds of $8,000,000.

              The original terms of the Series B Preferred Stock provided for a formula-based conversion price, as defined. During 1998, 3,120 shares of Series B Preferred Stock were converted into 809,809 shares of common stock. On January 22, 1999, the Company and the Series B preferred stockholders agreed to amend the terms of the Series B Preferred Stock, subject to shareholder approval. Under the amended terms, the Company will provide the Series B preferred stockholders a 15% premium on the face value of the preferred stock on the date of the

                         SELFCARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)

              amendment to the terms of the Series B Preferred Stock, subject to shareholder approval. The Company will record the value of this premium, approximately $794,000, on the amendment date. The amended terms also affect the conversion formula. The conversion price of the amended Conversion Shares of common stock will be equal to the aggregate stated value ($1,000 per share), plus any accrued but unpaid premium through the date of such conversion, divided by (i) $2 (the amended Fixed Conversion Price) if the shares are converted prior to July 20, 1999 and (ii) in the case of conversions after July 20, 1999, a conversion price equal to the lower of the Fixed Conversion Price or the Variable Conversion Price (defined as the average of the five lowest closing bid prices of the common stock during the 30 trading days preceding such conversion) then in effect. In the event the price per share rises to $3.25 or higher for any ten consecutive trading days after shareholder approval has been obtained, the Company may fix the conversion price at $2.00, by delivery of a written notice within five business days after the tenth trading day, effective thirty days after the delivery of such notice. The Company may require the conversion of all, but not less than all, of the Series B Preferred Shares, provided that the closing bid prices of the common stock are equal to or greater than $13.9581 (subject to adjustment as defined in the agreement) for 20 consecutive trading days preceding any such conversion. Any unconverted Series B
              Preferred Stock will automatically convert into shares of common stock on August 26, 2000.

              The Series B Preferred Stock may also be redeemed under certain circumstances for cash. A holder of Series B Preferred Stock may require the Company to redeem any or all of such holder's Series B Preferred Stock, under certain circumstances.

              Upon shareholder approval and after July 20, 1999, the Company may redeem outstanding Series B Preferred Stock at its option (consisting of at least 50% of the then-outstanding Series B Shares) at the Face Amount, plus accrued premium and any conversion default payments in the event the price of the Company's common stock is less than $2.00 for at least ten consecutive trading days prior to the date of such redemption. As of December 31, 1998 all warrants remain outstanding and exercisable. Both the exercise price and the number of warrant shares issuable under the warrant are subject to antidilution provisions, as defined.

              Upon the original issuance of the Series B Preferred Stock and the Warrants, the Company allocated $310,045 of the proceeds to the Warrants. Also, pursuant to the original conversion terms whereby the Series B Preferred Stockholders were guaranteed a discount after May 24, 1998, the Company has recorded aggregate accretion of $2,049,545, which represents the maximum guaranteed return available to Series B Preferred Stockholders. This accretion was charged directly to accumulated deficit during 1997. Due to the redemption provision described above, the Company classified the Series B Preferred Stock outside of stockholders' equity in the accompanying consolidated balance sheets.

                         SELFCARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)

       (g)    Series C, D and E Preferred Stock

              On January 8, 1999, the Company sold in a private placement 56,845 shares of Series C convertible preferred stock (Series C Preferred Stock), 3,030 shares of Series D convertible preferred stock (Series D Preferred Stock) and 14,170 shares of Series E convertible preferred stock (Series E Preferred Stock) (collectively, the Preferred Shares) to investors (the Preferred Investors) at an aggregate purchases price of $7,404,500. The Preferred Investors include certain officers and directors of the Company. Each Preferred Share accrues a dividend of 7% per annum (the Dividend). The Preferred Shares are convertible into shares of common stock. The actual number of shares of common stock issuable upon conversion of a Preferred Share is equal to the aggregate stated value per share (i.e. $100), plus any accrued and unpaid Dividend (unless the Company elects to pay such dividend in cash) through the date of such conversion, divided by a conversion price initially equal to $1.8125 per share for the Series C Preferred Stock, $2.00 per share for the Series D Preferred Stock and $3.028 per share for the Series E Preferred Stock (in each case, the Conversion Price). The Conversion Price is subject to adjustment for stock splits, stock dividends, recapitalizations and similar transactions. All Preferred Shares not previously converted will automatically convert into common stock on January 8, 2002.

              The Company intends to call a special meeting of the shareholders as soon as practicable to approve the issuance of the Preferred Shares. No holder of any Preferred Share is entitled to convert such securities until the earlier of April 30, 1999 or shareholder approval of the issuance of such Preferred Shares. If the shareholders do not approve the issuance of the Preferred Shares, and any holder of the Preferred Shares gives the Company a conversion notice on or after April 30, 1999, then the Company will give all holders of the Preferred Shares notice of their right to convert up to a pro rata portion of the aggregate number of shares which may be issued under the applicable rules and regulations of the American Stock Exchange. In such event, if the total number of shares of common stock issuable upon conversion of the Preferred Shares for which conversion is requested (the Requested Shares) exceeds the number of such permitted shares, then the Company will convert, on a pro rata basis, only such portion of Preferred Shares as is convertible into the number of such permitted shares, and will redeem the remaining Preferred Shares for cash. If, however, the total number of shares of common stock issuable upon conversion of the Requested Shares does not exceed the number of such permitted shares, then the Company will automatically convert the Requested Shares and redeem all remaining outstanding Preferred Shares. In such an event, the Company has the option of redeeming a percentage of such Preferred Shares in shares of common stock so long as the aggregate number of shares of common stock issuable upon conversion and redemption does not exceed the number of permitted shares.

              Of the gross proceeds, the Company received Series C and E Preferred Stock proceeds of approximately $4,887,000 during December 1998 from certain officers, directors and previous investors of the Company. Because the Company and these investors effectively entered into an

                         SELFCARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)

              oral agreement regarding the terms of the investment prior to December 31, 1998, the Company recorded this amount as an advance on Series C and E Preferred Stock in 1998 and reclassified this amount to the respective series of Preferred Stock when the shares were issued in January 1999. The advance has been classified outside of stockholders' equity because of the redemption provisions described above.

              The Conversion Prices for the Series C and Series D Preferred Stock represents the closing price of the Company's common stock on the dates that the parties agreed to the terms of the investment. The Conversion Price for the Series E Preferred Stock represents a 15% discount to the fair value of the common stock on the day prior to the applicable agreement. The Company will account for this guaranteed return in January 1999.

              Certain of the Preferred Shares issued served to extinguish currently due debt obligations. The Company issued 9,665 shares of Series C and E Preferred Stock as payment, in lieu of interest due. The terms and conditions surrounding the issuance of these shares was the same as for the Preferred Investors that paid cash.

(18)   INCOME TAXES

       The Company provides for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. Accordingly, a deferred tax asset or liability is determined based on the difference between the financial statement and tax bases of assets and liabilities, as measured by the enacted tax rates expected to be in effect when these differences reverse.

       The tax provision of $195,872 in the accompanying consolidated statement of operations for 1997 relates entirely to current state taxes payable. The 1998 tax provision of approximately $544,000 relates to both current state taxes ($283,000) and capital gains taxes $(214,000) due in Ireland upon the business disposition described in Note 8(b).

                         SELFCARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)

       The Company provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting and income tax purposes. The income tax effects of these temporary differences at December 31, 1997 and 1998 are as follows:

                                                        1997            1998
Deferred tax assets-
  Nondeductible reserves                           $    140,000    $    218,000
  Deferred revenue                                    1,209,000        (152,000)
  Net domestic and foreign operating loss and
     tax credit carryforwards                        20,089,000      17,416,000
                                                   ------------    ------------
                                                     21,438,000      17,482,000
                                                   ------------    ------------
Deferred tax liabilities-
  Depreciation                                          (23,000)        (66,000)
  Other temporary differences                            (2,000)             --
                                                   ------------    ------------
                                                        (25,000)        (66,000)
                                                   ------------    ------------

Valuation allowance                                 (21,413,000)    (17,416,000)
                                                   ------------    ------------

          Net deferred tax asset                   $         --    $         --
                                                   ============    ============

       The Company has available domestic and foreign net operating loss carryforwards of approximately $13,016,000 and $34,491,000, respectively, as of December 31, 1998 and federal research and development credit carryforwards of approximately $65,000 as of December 31, 1998 to reduce future income taxes, if any. These carryforwards expire on various dates through 2013 and are subject to review and possible adjustment by the appropriate taxing authorities.

       Pursuant to the Tax Reform Act of 1986, the utilization of net operating loss carryforwards for tax purposes may be subject to an annual limitation if a cumulative change of ownership of more than 50% occurs over a three-year period. As a result of the Company's recent preferred stock financings, such a change in ownership has occurred. As a result of this ownership change, the utilization of substantally all of the Company's domestic net operating loss carryforwards will be limited to approximately $4,500,000 per year. The Company has recorded a 100% valuation allowance against the deferred tax asset, as the realization of the asset is uncertain at this time.

(19)   FINANCIAL INFORMATION BY SEGMENT

       The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, during the fourth quarter of 1998. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, and geographic areas. Operating

                         SELFCARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)

       segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision making group is composed of the Chief Executive Officer, members of Senior Management and the Board of Directors.

       The Company's reportable operating segments are Diabetes, Women's Health, Clinical Diagnostics and Other.

       The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on earnings before interest and taxes (EBITA). Revenues are attributed to geographic areas based on where the customer is located. Segment information for the years ended December 31, 1996, 1997 and 1998 is as follows:

                                                                               Clinical       Corporate and
                                            Diabetes       Women's Health     Diagnostics         Other             Total
                 1998

Net product sales from external
customers                                $    57,215,716  $    40,451,437   $    15,852,391  $       562,055   $   114,081,599
Intersegment net sales                         1,115,379        2,386,889                --            2,104         3,504,372
Grant and other revenue                        2,689,609               --                --        1,212,410         3,902,019
                                         ---------------  ---------------   ---------------  ---------------   ---------------

           Total net revenue                  61,020,704       42,838,326        15,852,391        1,776,569       121,487,990

EBITDA                                        (3,949,964)       8,373,838           934,913       (3,047,265)        2,311,522

Depreciation and amortization                  2,426,135        2,058,805         3,498,170          795,998         8,779,108

Interest income-
   External                                       89,165           43,025           103,238          349,351           584,779
   Intersegment                                       --           80,453                --        1,607,514         1,687,967
                                         ---------------  ---------------   ---------------  ---------------   ---------------

           Total interest income                  89,165          123,478           103,238        1,956,865         2,272,746

Interest expense-
   External                                        6,667        2,975,774           241,000        6,341,794         9,565,235
   Intersegment                                1,370,828           90,154           826,985               --         1,687,967
                                         ---------------  ---------------   ---------------  ---------------   ---------------

           Total interest expense              1,377,495        3,065,928           467,985        6,341,794        11,253,202

Other items-
  Net charge on business dispositions,
  asset impairments and restructuring
  activities                                          --          858,751         4,577,994        2,105,338         7,542,083
  Equity in net income of
  affiliated company                                  --               --                --          237,366          237,366

Income taxes                                      37,841          156,000           260,841           89,550           544,232

Assets                                        47,483,580       45,992,593         6,301,200       15,300,104       115,077,477

Expenditures for property, plant and
   equipment                                     814,061          136,718           256,931          234,780         1,442,480

                         SELFCARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)

                                                                               Clinical       Corporate and
                                            Diabetes       Women's Health     Diagnostics         Other             Total
                 1997

Net product sales from external
   customers                             $       434,476  $    31,817,105   $    18,122,176  $       517,464   $    50,891,221
Intersegment net sales                            42,820        1,479,288                --               --         1,522,108
Grant and other revenue                               --               --                --        1,359,150         1,359,150
                                         ---------------  ---------------   ---------------  ---------------   ---------------

           Total net revenue                     477,296       33,296,393        18,122,176        1,876,614        53,772,479

EBITDA                                       (14,263,131)       5,300,334         2,863,947       (3,208,548)       (9,307,398)

Depreciation and amortization                    953,342        2,023,830         3,011,310          608,569         6,597,051

Interest income-
   External                                       97,420          186,867           148,531          535,522           968,340
   Intersegment                                    5,948           58,219                --        1,049,472         1,113,639
                                         ---------------  ---------------   ---------------  ---------------   ---------------

           Total interest income                 103,368          245,086           148,531        1,584,994         2,081,979

Interest expense-
   External                                      322,245        1,831,841           696,906        2,635,843         5,486,835
   Intersegment                                  463,460          650,179                --               --         1,113,639
                                         ---------------  ---------------   ---------------  ---------------   ---------------

           Total interest expense                785,705        2,482,020           696,906        2,635,843         6,600,474

Other items-
  Charge for in process research and
   development                                        --               --         3,303,300               --         3,303,300
  Noncash compensation charge                         --               --                --          167,938           167,938
  Equity in net loss of
   affiliated company                                 --               --                --         (327,000)         (327,000)

Income taxes                                     (13,938)         175,000            34,373              437           195,872

Assets                                        14,505,278       46,142,091        18,820,221       15,904,093        95,371,683

Expenditures for property, plant and
   equipment                                   3,773,561          414,967           976,409          236,015         5,400,952

                         SELFCARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)

                                                                               Clinical       Corporate and
                                            Diabetes       Women's Health     Diagnostics         Other             Total
                 1996

Net product sales from external
   customers                             $       223,438  $            --   $     6,590,510  $            --   $    14,066,630
Intersegment net sales                            71,398          465,823                --               --           537,221
Grant and other revenue                        4,000,000               --                --          996,158         4,996,158
                                         ---------------  ---------------   ---------------  ---------------   ---------------

           Total net revenue                   4,294,836          465,823         6,590,510          996,158        19,600,009

EBITDA                                        (5,637,123)      (2,969,260)          (55,501)         (60,975)       (8,722,859)

Depreciation and amortization                    307,288           51,768           569,446          115,634         1,044,136

Interest income-
   External                                       90,066           41,730                --          411,651           543,447
   Intersegment                                       --               --                --               --                --
                                         ---------------  ---------------   ---------------  ---------------   ---------------

           Total interest income                  90,066           41,730                --          411,651           543,447

Interest expense-
   External                                       28,348           81,774           502,882       10,948,272        11,561,276
   Intersegment                                       --               --                --               --                 -
                                         ---------------  ---------------   ---------------  ---------------   ---------------

           Total interest expense                 28,348           81,774           502,882       10,948,272        11,561,276

Other items-
  Charge for in process research and
   development                                        --               --         4,396,700               --         4,396,700
  Noncash compensation charge                         --               --                --        4,195,437         4,195,437
  Equity in net loss of
   affiliated company                                 --               --                --         (200,000)         (200,000)

Income taxes                                          --               --                --               --                --

Assets                                         9,854,689        3,042,938        14,045,449       14,146,376        41,089,452

Expenditures for property, plant and
   equipment                                   3,867,187          600,338           189,534           92,417         4,749,476

Reconciliation of EBITDA to Net Loss                    1996            1997            1998
EBITDA                                              $ (8,722,859)    $ (9,307,398)   $  2,311,522
Depreciation and amortization expense                 (1,044,136)      (6,597,051)     (8,779,108)
Amortization of deferred revenue                         996,158        1,359,150       3,902,019
Interest expense                                     (11,561,276)      (5,486,835)     (9,565,235)
Income taxes                                                   -         (195,872)       (544,232)
Other noncash items                                   (8,245,529)      (4,482,288)     (6,102,690)
                                                    ------------     ------------    ------------

         Net loss                                   $(28,577,642)    $(24,710,294)   $(18,777,724)
                                                    ============     ============    ============

                         SELFCARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)

       Revenues by geographic area for the years ended December 31, 1996, 1997 and 1998 were as follows:

                                                    Revenue
Geographic Area                         1996          1997         1998

   United States                    $11,534,753   $31,721,014  $ 95,649,297
   France                             1,514,632     4,733,787     4,362,890
   Germany                              373,294     1,002,511     2,302,177
   Other                              5,640,109    14,793,059    15,669,254
                                    -----------   -----------  ------------

                                    $19,062,788   $52,250,371  $117,983,618
                                    ===========   ===========  ============

       Long-lived tangible assets by geographic area were as follows:

                                                   Long-Lived Tangible Assets
Geographic Area                                     1997                 1998

   United Kingdom                               $ 5,960,317          $ 5,678,913
   United States                                  1,341,602              745,565
   Israel                                         2,039,000            1,297,000
   Other                                          1,167,113              480,386
                                                -----------          -----------
                                                $10,508,032          $ 8,201,864
                                                ===========          ===========

(20)   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

       Accrued expenses and other current liabilities consisted of the following at December 31, 1997 and 1998:

                                                         1997            1998

Compensation and compensation-related                 $1,471,289      $2,345,034
Professional fees                                        615,112         860,008
Product return reserve                                   257,042         106,048
Advertising and marketing                                769,133         893,448
Interest payable                                       1,448,481         528,646
Other                                                  3,297,953       5,216,232
                                                      ----------      ----------

                                                      $7,859,010      $9,949,416
                                                      ==========      ==========

                         SELFCARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Continued)

(21)   VALUATION AND QUALIFYING ACCOUNTS

       The following table sets forth activity in the Company's accounts receivable reserve account:

                                     Balance at                        Other        Uncollectible    Balance at
                                    Beginning of   Provision for    Additions to      Accounts         End of
                                       Period         Bad Debt     Allowances(1)     Written Off       Period
Year Ended December 31,
    1996                                93,378          191,662        51,000         (19,821)          316,219
    1997                               316,219        1,281,054             -         (46,804)        1,550,469
    1998                             1,550,469          392,355        25,700         (31,666)        1,936,858


       (1) Additions arising through the acquisition of Orgenics in 1996 and Can-Am in 1998

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SELFCARE, INC.

                                By:              /s/ RON ZWANZIGER
                                     -----------------------------------------
                                                   Ron Zwanziger
                                      CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE
Date: March 31, 1999                                  OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                President, Chief Executive
      /s/ RON ZWANZIGER           Officer and Director
------------------------------    (Principal Executive        March 31, 1999
        Ron Zwanziger             Officer)

  /s/ CHRISTOPHER L. HUNTOON    Chief Financial Officer
------------------------------    (Principal Financial        March 31, 1999
    Christopher L. Huntoon        Officer)

   /s/ JONATHAN J. FLEMING
------------------------------  Director                      March 31, 1999
     Jonathan J. Fleming

    /s/ CAROL R. GOLDBERG
------------------------------  Director                      March 31, 1999
      Carol R. Goldberg

       /s/ JOHN F. LEVY
------------------------------  Director                      March 31, 1999
         John F. Levy

      /s/ ROBERT ORINGER
------------------------------  Director                      March 31, 1999
        Robert Oringer

    /s/ EDWARD B. ROBERTS
------------------------------  Director                      March 31, 1999
      Edward B. Roberts

      /s/ PETER TOWNSEND
------------------------------  Director                      March 31, 1999
        Peter Townsend

   /s/ WILLARD LEE UMPHREY
------------------------------  Director                      March 31, 1999
     Willard Lee Umphrey