Form 10-K/A
period 1998-12-31
SELFCARE INC
filed 1999-04-16
CIK 915901

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-K/A


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

                            ------------------------

                                 Title of Class

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes /X/ No / /


    Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. / /


    Issuer's revenues for its most recent fiscal year ended December 31, 1998 were $117,983,618.

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

    Transitional Small Business Disclosure Format (check one): Yes / /  No /X/

                      DOCUMENTS INCORPORATED BY REFERENCE:


    The information required by Items 10, 11, 12 and 13 of Part III of this Annual Report on Form 10-K/A is hereby incorporated by reference from the Company's definitive Proxy Statement with respect to its 1999 Annual Stockholders' Meeting to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I


    THIS REPORT ON FORM 10-K/A CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES ACT OF 1934. THE COMPANY'S ACTUAL RESULTS COULD MATERIALLY DIFFER FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. CERTAIN FACTORS THAT MAY CAUSE SUCH A DIFFERENCE INCLUDE, WITHOUT LIMITATION, CHANGES IN PRODUCT DEMAND AND MARKET ACCEPTANCE, CHANGING ECONOMIC CONDITIONS, RISKS IN PRODUCT AND TECHNOLOGY DEVELOPMENT, REGULATORY APPROVALS, THE EFFECT OF THE COMPANY'S ACCOUNTING POLICIES AND OTHER RISK FACTORS DISCUSSED IN SECTION ENTITLED "CERTAIN FACTORS AFFECTING FUTURE RESULTS" HEREIN AND IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.


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

ITEM 6. SELECTED FINANCIAL DATA


              STATEMENT OF OPERATIONS DATA                                YEARS ENDED DECEMBER 31,
          (IN THOUSANDS, EXCEPT PER SHARE DATA)              1994        1995       1996       1997        1998
---------------------------------------------------------  ---------  ----------  ---------  ---------  ----------
Net revenue..............................................  $   2,322  $    7,239  $  19,063  $  52,250  $  117,984
Operating loss...........................................     (2,845)     (5,560)   (17,648)   (18,768)    (10,309)
Net loss.................................................     (2,785)    (10,097)   (28,578)   (24,710)    (18,778)
Net loss per common share................................  $   (0.52) $    (2.61) $   (6.00) $   (3.36) $    (1.55)
Cash dividends paid per common share.....................  $      --  $       --  $      --  $      --  $       --



                   BALANCE SHEET DATA:                                        AS OF DECEMBER 31,
                      (IN THOUSANDS)                          1994       1995       1996       1997        1998
----------------------------------------------------------  ---------  ---------  ---------  ---------  ----------
Total assets..............................................  $   5,331  $  13,692  $  41,089  $  95,372  $  115,077
Debt obligations..........................................      2,168     10,500      8,833     59,903      62,481
Mandatorily redeemable preferred stock....................         --      1,644      1,754      1,868       3,718
Total stockholders' equity................................  $      83  $  (5,230) $  12,079  $   5,441  $   15,009


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

CAUTIONARY STATEMENTS CONCERNING FORWARD-LOOKING STATEMENTS

    Statements made in this document include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Also, documents we subsequently file with the Commission and incorporate by reference will contain forward-looking statements. These statements include, among other things, statements regarding our intent, belief or expectations and those of our directors and officers with respect to:

    - our ability to develop new products and integrate new product lines;

    - our ability to manage growth;

    - our ability to successfully market new products in general;

    - our ability to obtain debt and equity financing;

    - our ability to successfully prosecute and defend litigation;

    - general economic conditions; and

    - trends affecting our business, financial condition or results of operations.

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


a)  The following documents are filed as part of this Annual Report on Form
    10-K/A:



       1.  Financial Statements--See Index on page F-1.

       2.  The following is a complete list of Exhibits filed as part of this Annual Report on
           Form 10-K/A:

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


                                SELFCARE, INC.

                                By:              /s/ RON ZWANZIGER
                                     -----------------------------------------
                                                   Ron Zwanziger
                                      CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE
Date: April 16, 1999                                  OFFICER


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                President, Chief Executive
      /s/ RON ZWANZIGER           Officer and Director
------------------------------    (Principal Executive        April 16, 1999
        Ron Zwanziger             Officer)

  /s/ CHRISTOPHER L. HUNTOON    Chief Financial Officer
------------------------------    (Principal Financial        April 16, 1999
    Christopher L. Huntoon        Officer)

   /s/ JONATHAN J. FLEMING
------------------------------  Director                      April 16, 1999
     Jonathan J. Fleming

    /s/ CAROL R. GOLDBERG
------------------------------  Director                      April 16, 1999
      Carol R. Goldberg

       /s/ JOHN F. LEVY
------------------------------  Director                      April 16, 1999
         John F. Levy

      /s/ ROBERT ORINGER
------------------------------  Director                      April 16, 1999
        Robert Oringer

    /s/ EDWARD B. ROBERTS
------------------------------  Director                      April 16, 1999
      Edward B. Roberts

      /s/ PETER TOWNSEND
------------------------------  Director                      April 16, 1999
        Peter Townsend

   /s/ WILLARD LEE UMPHREY
------------------------------  Director                      April 16, 1999
     Willard Lee Umphrey

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                               PAGE
                                                                                                            -----------

Selfcare, Inc. and subsidiaries:

  Reports of Independent Public Accountants...............................................................         F-2

  Consolidated Balance Sheets as of December 31, 1997 and 1998............................................         F-4

  Consolidated Statements of Operations for the Years Ended
    December 31, 1996, 1997 and 1998......................................................................         F-5

  Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended December 31, 1996, 1997
    and 1998..............................................................................................         F-6

  Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1997 and 1998..............         F-8

  Notes to Consolidated Financial Statements..............................................................        F-10

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

                                          KOST LEVARY AND FORER
                                          Certified Public Accountants (Israel)
                                          A Member of Ernst & Young
                                          International

Tel-Aviv, Israel
February 13, 1997

                        SELFCARE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                            DECEMBER 31,
                                                                                   ------------------------------
                                                                                        1997            1998
                                                                                   --------------  --------------
CURRENT ASSETS:
  Cash and cash equivalents......................................................  $   15,669,898  $    9,199,630
  Accounts receivable, net of reserves of approximately $1,550,000 and $1,937,000
    in 1997 and 1998, respectively...............................................       6,840,744      16,100,680
  Inventories....................................................................       5,344,531       9,949,347
  Notes receivable from affiliated company.......................................              --         727,926
  Note receivable................................................................       4,979,232              --
  Prepaid expenses and other current assets......................................       1,452,855       1,838,929
                                                                                   --------------  --------------
      Total current assets.......................................................      34,287,260      37,816,512
                                                                                   --------------  --------------
PROPERTY AND EQUIPMENT, AT COST:
  Machinery, laboratory equipment and tooling....................................      11,908,740      11,018,090
  Leasehold improvements.........................................................       1,337,809         731,882
  Furniture and fixtures.........................................................         649,591         606,293
  Computer equipment.............................................................       1,367,492       1,548,018
                                                                                   --------------  --------------
                                                                                       15,263,632      13,904,283
  Less--Accumulated depreciation and amortization................................       4,755,600       5,702,419
                                                                                   --------------  --------------
                                                                                       10,508,032       8,201,864

NOTE RECEIVABLE FROM AFFILIATED COMPANY..........................................         742,105              --

GOODWILL, TRADEMARKS AND OTHER INTANGIBLE ASSETS, NET............................      46,798,872      66,458,857

DEFERRED FINANCING COSTS AND OTHER ASSETS, NET...................................       3,035,414       2,600,244
                                                                                   --------------  --------------
      Total intangible and other assets..........................................      50,576,391      69,059,101
                                                                                   --------------  --------------

                                                                                   $   95,371,683  $  115,077,477
                                                                                   --------------  --------------
                                                                                   --------------  --------------

                        SELFCARE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                            DECEMBER 31,
                                                                                   ------------------------------
                                                                                        1997            1998
                                                                                   --------------  --------------

CURRENT LIABILITIES:
  Current portion of notes payable...............................................  $   20,426,511  $   12,071,650
  Accounts payable...............................................................       6,079,242      11,960,808
  Accrued expenses and other current liabilities.................................       7,859,010       9,949,416
  Current portion of deferred revenue............................................       2,204,159         726,458
                                                                                   --------------  --------------
      Total current liabilities..................................................      36,568,922      34,708,332
                                                                                   --------------  --------------
LONG-TERM LIABILITIES:
  Deferred revenue, net of current portion.......................................       2,674,971         517,190
  Other long-term liabilities....................................................              --         173,000
  Notes payable, net of current portion..........................................      39,476,074      50,409,484
                                                                                   --------------  --------------
      Total long-term liabilities................................................      42,151,045      51,099,674
                                                                                   --------------  --------------

COMMITMENTS AND CONTINGENCIES (NOTE 15)

MINORITY INTEREST IN SUBSIDIARY..................................................          70,496           4,122
                                                                                   --------------  --------------
MANDATORILY REDEEMABLE PREFERRED STOCK OF A SUBSIDIARY...........................       1,868,027       3,718,251
                                                                                   --------------  --------------
SERIES B CONVERTIBLE PREFERRED STOCK, $.001 PAR VALUE:
  Issued and outstanding--8,000 and 4,880 shares in 1997 and 1998,
    respectively.................................................................       9,272,508       5,651,235
                                                                                   --------------  --------------
ADVANCE ON SERIES C AND E PREFERRED STOCK........................................              --       4,887,000
                                                                                   --------------  --------------
STOCKHOLDERS' EQUITY:
  Series A Preferred stock, $.001 par value-
  Issued and outstanding--400 and 0 shares in 1997 and 1998, respectively........              --              --
  Common stock, $.001 par value-
    Authorized--40,000,000 shares
    Issued--9,681,389 and 15,852,319 shares in 1997 and 1998, respectively.......           9,681          15,852
  Additional paid-in capital.....................................................      75,753,699     107,724,384
  Less--Treasury Stock, at cost, 32,197 and 743,678 shares in 1997 and 1998,
    respectively.................................................................        (211,460)     (3,724,900)
  Accumulated deficit............................................................     (70,183,506)    (89,089,215)
  Accumulated other comprehensive income.........................................          72,271          82,742
                                                                                   --------------  --------------
      Total stockholders' equity.................................................       5,440,685      15,008,863
                                                                                   --------------  --------------
                                                                                   $   95,371,683  $  115,077,477
                                                                                   --------------  --------------
                                                                                   --------------  --------------

  The accompanying notes are an integral part of these consolidated financial statements.

                        SELFCARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              YEARS ENDED DECEMBER 31,
                                                                   ----------------------------------------------
                                                                        1996            1997            1998
                                                                   --------------  --------------  --------------
NET PRODUCT SALES................................................  $   14,066,630  $   50,891,221  $  114,081,599

GRANTS AND OTHER REVENUE.........................................       4,996,158       1,359,150       3,902,019
                                                                   --------------  --------------  --------------
      Net revenue................................................      19,062,788      52,250,371     117,983,618

COST OF SALES....................................................      10,958,024      26,277,645      77,080,920
                                                                   --------------  --------------  --------------
      Gross profit...............................................       8,104,764      25,972,726      40,902,698
                                                                   --------------  --------------  --------------

OPERATING EXPENSES:
  Research and development.......................................       6,643,186      15,632,789       7,379,796
  Charge for in-process research and development.................       4,396,700       3,303,300              --
  Selling, general and administrative............................      10,517,790      25,636,823      36,289,959
  Noncash compensation charge....................................       4,195,437         167,938              --
  Net charge on business dispositions, asset impairments and
    restructuring activities (Note 8)............................              --              --       7,542,083
                                                                   --------------  --------------  --------------
      Total operating expenses...................................      25,753,113      44,740,850      51,211,838
                                                                   --------------  --------------  --------------
      Operating loss.............................................     (17,648,349)    (18,768,124)    (10,309,140)
INTEREST EXPENSE, INCLUDING NONCASH INTEREST RELATING TO ISSUANCE
 OF WARRANTS (NOTE 10) AND AMORTIZATION OF ORIGINAL ISSUE
 DISCOUNT (NOTE 12)..............................................     (11,561,276)     (5,486,835)     (9,565,235)

INTEREST AND OTHER INCOME, NET...................................         809,341         579,973       1,449,334

EQUITY IN NET (LOSS) INCOME OF AFFILIATED COMPANY................        (200,000)       (327,000)        237,366
                                                                   --------------  --------------  --------------
      Loss before minority interest and dividends and accretion
        on Mandatorily Redeemable Preferred Stock of a
        subsidiary...............................................     (28,600,284)    (24,001,986)    (18,187,675)

MINORITY INTEREST IN SUBSIDIARY'S LOSS...........................         132,990         181,017         100,107

DIVIDENDS AND ACCRETION ON MANDATORILY REDEEMABLE PREFERRED STOCK
 OF SUBSIDIARY...................................................        (110,348)       (114,099)       (145,924)
                                                                   --------------  --------------  --------------
      Loss before extraordinary loss and income taxes............     (28,577,642)    (23,935,068)    (18,233,492)

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF NOTES PAYABLE
 (Note 2(m)).....................................................              --        (579,354)             --
                                                                   --------------  --------------  --------------
      Loss before income taxes...................................     (28,577,642)    (24,514,422)    (18,233,492)

PROVISION FOR INCOME TAXES.......................................              --         195,872         544,232
                                                                   --------------  --------------  --------------
      Net loss...................................................  $  (28,577,642) $  (24,710,294) $  (18,777,724)
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------
BASIC AND DILUTED NET LOSS PER COMMON AND POTENTIAL COMMON
 SHARE...........................................................  $        (6.00) $        (3.36) $        (1.55)
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON AND POTENTIAL
 COMMON SHARES OUTSTANDING.......................................       4,767,493       7,990,666      12,214,986
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------

  The accompanying notes are an integral part of these consolidated financial statements.

                        SELFCARE, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                       SERIES A PREFERRED STOCK
                                                                                         COMMON STOCK
                                                     ----------------------------  ------------------------   ADDITIONAL
                                                       NUMBER OF        $.001       NUMBER OF      $.001        PAID-IN
                                                        SHARES        PAR VALUE      SHARES      PAR VALUE      CAPITAL
                                                     -------------  -------------  -----------  -----------  -------------
BALANCE, DECEMBER 31, 1995.........................           --      $      --     4,057,924    $   4,058   $   9,553,220
  Issuance of common stock, net of issuance costs
    of approximately $2,343,000....................           --             --     1,505,508        1,505      10,439,344
  Issuance of common stock related to convertible
    advances.......................................           --             --       135,421          135         499,865
  Issuance of Series A convertible preferred stock,
    net of issuance costs of approximately
    $338,000.......................................        5,500              5            --           --       5,161,850
  Dividends accrued on Series A convertible
    preferred stock................................           --             --            --           --              --
  Conversion of Series A convertible preferred
    stock to common stock..........................         (300)            --        22,892           23          14,162
  Conversion of note payable into common stock.....           --             --       201,622          202      13,693,346
  Exercise of stock options........................           --             --        51,896           52          80,017
  Noncash interest expense related to common stock
    warrants issued in connection with promissory
    notes payable..................................           --             --            --           --      10,632,842
  Noncash compensation expense related to common
    stock options issued to Company's president....           --             --            --           --       3,240,000
  Noncash compensation expense related to grants of
    common stock options...........................           --             --            --           --         756,472
  Noncash interest expense related to common stock
    warrants issued in connection with promissory
    notes payable..................................           --             --            --           --         106,729
  Options granted in connection with the Orgenics
    Acquisition....................................           --             --            --           --       1,056,000
  Amortization of deferred compensation related to
    grant of common stock options..................           --             --            --           --              --
  Change in cumulative translation adjustment......           --             --            --           --              --
  Net loss.........................................           --             --            --           --              --
                                                           -----            ---    -----------  -----------  -------------
  Total comprehensive loss.........................
BALANCE, DECEMBER 31, 1996.........................        5,200             $5     5,975,263    $   5,975   $  55,233,847
                                                           -----            ---    -----------  -----------  -------------


                                                                         TREASURY STOCK                         ACCUMULATED
                                                                     -----------------------                       OTHER
                                                        DEFERRED      NUMBER OF                ACCUMULATED     COMPREHENSIVE
                                                      COMPENSATION     SHARES        COST        DEFICIT       INCOME (LOSS)
                                                     --------------  -----------  ----------  --------------  ---------------
BALANCE, DECEMBER 31, 1995.........................   $   (198,965)     (15,600)  $  (15,200) $  (14,676,034)   $   102,524
  Issuance of common stock, net of issuance costs
    of approximately $2,343,000....................             --           --           --              --             --
  Issuance of common stock related to convertible
    advances.......................................             --           --           --              --             --
  Issuance of Series A convertible preferred stock,
    net of issuance costs of approximately
    $338,000.......................................             --           --           --              --             --
  Dividends accrued on Series A convertible
    preferred stock................................             --           --           --         (51,037)            --
  Conversion of Series A convertible preferred
    stock to common stock..........................             --           --           --         (14,185)            --
  Conversion of note payable into common stock.....             --           --           --              --             --
  Exercise of stock options........................             --           --           --              --             --
  Noncash interest expense related to common stock
    warrants issued in connection with promissory
    notes payable..................................             --           --           --              --             --
  Noncash compensation expense related to common
    stock options issued to Company's president....             --           --           --              --             --
  Noncash compensation expense related to grants of
    common stock options...........................             --           --           --              --             --
  Noncash interest expense related to common stock
    warrants issued in connection with promissory
    notes payable..................................             --           --           --              --             --
  Options granted in connection with the Orgenics
    Acquisition....................................             --           --           --              --             --
  Amortization of deferred compensation related to
    grant of common stock options..................        198,965           --           --              --             --
  Change in cumulative translation adjustment......             --           --           --              --         71,041
  Net loss.........................................             --           --           --     (28,577,642)            --
                                                     --------------  -----------  ----------  --------------  ---------------
  Total comprehensive loss.........................

BALANCE, DECEMBER 31, 1996.........................   $    --           (15,600)  $  (15,200) $  (43,318,898)   $   173,565
                                                     --------------  -----------  ----------  --------------  ---------------


                                                         TOTAL
                                                     STOCKHOLDERS'
                                                        EQUITY       COMPREHENSIVE
                                                       (DEFICIT)         LOSS
                                                     -------------  ---------------
BALANCE, DECEMBER 31, 1995.........................   $(5,230,397)   $          --
  Issuance of common stock, net of issuance costs
    of approximately $2,343,000....................    10,440,849               --
  Issuance of common stock related to convertible
    advances.......................................       500,000               --
  Issuance of Series A convertible preferred stock,
    net of issuance costs of approximately
    $338,000.......................................     5,161,855               --
  Dividends accrued on Series A convertible
    preferred stock................................       (51,037)              --
  Conversion of Series A convertible preferred
    stock to common stock..........................            --               --
  Conversion of note payable into common stock.....    13,693,548               --
  Exercise of stock options........................        80,069               --
  Noncash interest expense related to common stock
    warrants issued in connection with promissory
    notes payable..................................    10,632,842               --
  Noncash compensation expense related to common
    stock options issued to Company's president....     3,240,000               --
  Noncash compensation expense related to grants of
    common stock options...........................       756,472               --
  Noncash interest expense related to common stock
    warrants issued in connection with promissory
    notes payable..................................       106,729               --
  Options granted in connection with the Orgenics
    Acquisition....................................     1,056,000               --
  Amortization of deferred compensation related to
    grant of common stock options..................       198,965               --
  Change in cumulative translation adjustment......        71,041           71,041
  Net loss.........................................   (28,577,642)     (28,577,642)
                                                     -------------  ---------------
  Total comprehensive loss.........................                  $ (28,506,601)
                                                                    ---------------
BALANCE, DECEMBER 31, 1996.........................   $12,079,294
                                                     -------------

                        SELFCARE, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  (CONTINUED)

                                                               PREFERRED STOCK               COMMON STOCK
                                                         ----------------------------  ------------------------  ADDITIONAL
                                                           NUMBER OF        $.001       NUMBER OF      $.001       PAID-IN
                                                            SHARES        PAR VALUE      SHARES      PAR VALUE     CAPITAL
                                                         -------------  -------------  -----------  -----------  -----------
BALANCE, DECEMBER 31, 1996.............................        5,200      $       5     5,975,263    $   5,975   $55,233,847
  Issuance of common stock, net of issuance costs of
    approximately $2,078,000...........................           --             --     1,813,201        1,813    16,051,352
  Conversion of Series A convertible preferred stock to
    common stock.......................................       (4,800)            (5)      508,019          508       126,039
  Issuance of common stock in connection with the
    purchase of Orgenics, Ltd..........................           --             --        90,344           90        (1,143)
  Issuance of common stock related to warrants issued
    in connection with Cambridge Diagnostics Notes.....           --             --     1,142,635        1,143       280,954
  Exercise of common stock options and warrants........           --             --       151,927          152            --
  Purchase of treasury stock...........................           --             --            --           --     2,966,967
  Original issuance discount on convertible notes and
    accretion on Series B preferred stock pertaining to
    guaranteed discount upon conversion and valuation
    of warrants........................................           --             --            --           --        27,453
  Deferred compensation related to grants of common
    stock options......................................           --             --            --           --            --
  Amortization of deferred compensation related to
    grants of common stock options.....................           --             --            --           --            --
  Reversal of accrued dividends on Series A convertible
    preferred stock....................................           --             --            --           --            --
  Changes in cumulative translation adjustment.........           --             --            --           --            --
  Net loss.............................................           --             --            --           --    75,753,699
                                                              ------            ---    -----------  -----------  -----------
  Total comprehensive loss

BALANCE, DECEMBER 31, 1997.............................          400             --     9,681,389        9,681    75,753,699

  Issuance of common stock.............................           --             --       737,156          738     1,341,205
  Conversion of preferred stock and notes to common
    stock..............................................         (400)            --     3,838,424        3,838    14,641,043
  Issuance of common stock for the acquisition of
    Can-Am Care Corporation............................           --             --     1,108,333        1,108    10,597,326
  Issuance of common stock for the acquisition of
    Can-Am Care Corporation............................           --             --    10,598,434           --            --
  Issuance of common stock for Core Immuno-Assay
    technology.........................................           --             --       487,017          487     4,565,291
  Warrants issued with subordinated debt...............           --             --       825,820           --
  Warrants issued with subordinated debt...............           --             --            --           --       825,820
  Common stock received in legal settlement (Note
    15(c)).............................................           --             --            --           --            --
  Common stock received in business disposition (Note
    8(b))..............................................           --             --            --           --            --
  Common stock repurchased from related party..........           --             --            --           --            --
  Change in cumulative translation adjustment..........           --             --            --           --            --
  Net loss.............................................           --             --            --           --            --
                                                              ------            ---    -----------  -----------  -----------
  Total comprehensive loss

BALANCE, DECEMBER 31, 1998.............................           --      $      --    15,852,319    $  15,852   $107,724,384
                                                              ------            ---    -----------  -----------  -----------
                                                              ------            ---    -----------  -----------  -----------

                                                                TREASURY STOCK                                    ACCUMULATED
                                                         ----------------------------                                OTHER
                                                            DEFERRED       NUMBER OF               ACCUMULATED   COMPREHENSIVE
                                                          COMPENSATION      SHARES        COST       DEFICIT     INCOME (LOSS)
                                                         ---------------  -----------  ----------  ------------  --------------
BALANCE, DECEMBER 31, 1996.............................     $      --        (15,600)  $  (15,200) ($43,318,898)   $  173,565
  Issuance of common stock, net of issuance costs of
    approximately $2,078,000...........................            --             --           --           --             --
  Conversion of Series A convertible preferred stock to
    common stock.......................................            --             --           --     (126,542)            --
  Issuance of common stock in connection with the
    purchase of Orgenics, Ltd..........................            --             --           --           --             --
  Issuance of common stock related to warrants issued
    in connection with Cambridge Diagnostics Notes.....            --             --           --           --             --
  Exercise of common stock options and warrants........            --        (16,597)    (196,260)          --             --
  Purchase of treasury stock...........................            --             --           --           --             --
  Original issuance discount on convertible notes and
    accretion on Series B preferred stock pertaining to
    guaranteed discount upon conversion and valuation
    of warrants........................................       (27,453)            --           --   (2,049,545)            --
  Deferred compensation related to grants of common
    stock options......................................        27,453             --           --           --             --
  Amortization of deferred compensation related to
    grants of common stock options.....................            --             --           --           --             --
  Reversal of accrued dividends on Series A convertible
    preferred stock....................................            --             --           --       21,773             --
  Changes in cumulative translation adjustment.........            --             --           --           --       (101,294)
  Net loss.............................................            --        (32,197)    (211,460) (24,710,294)            --
                                                              -------     -----------  ----------  ------------  --------------
  Total comprehensive loss

BALANCE, DECEMBER 31, 1997.............................            --        (32,197)    (211,460) (70,183,506)        72,271
  Issuance of common stock.............................            --             --           --           --             --
  Conversion of preferred stock and notes to common
    stock..............................................            --             --           --     (127,985)            --
  Issuance of common stock for the acquisition of
    Can-Am Care Corporation............................            --             --           --
  Issuance of common stock for the acquisition of
    Can-Am Care Corporation............................            --      4,565,778           --
  Issuance of common stock for Core Immuno-Assay
    technology.........................................            --             --           --
  Warrants issued with subordinated debt...............
  Warrants issued with subordinated debt...............            --             --           --           --             --
  Common stock received in legal settlement (Note
    15(c)).............................................            --       (155,724)  (1,498,844)          --             --
  Common stock received in business disposition (Note
    8(b))..............................................            --       (555,731)  (2,014,525)          --             --
  Common stock repurchased from related party..........            --            (26)         (71)          --         10,471
  Change in cumulative translation adjustment..........            --             --           --           --         10,471
  Net loss.............................................            --             --           --  (18,777,724)            --
                                                              -------     -----------  ----------  ------------  --------------
  Total comprehensive loss

BALANCE, DECEMBER 31, 1998.............................     $      --       (743,678)  $(3,724,900) ($89,089,215)   $   82,742
                                                              -------     -----------  ----------  ------------  --------------
                                                              -------     -----------  ----------  ------------  --------------

                                                            TOTAL
                                                         STOCKHOLDERS'
                                                            EQUITY     COMPREHENSIVE
                                                          (DEFICIT)         LOSS
                                                         ------------  --------------
BALANCE, DECEMBER 31, 1996.............................   $12,079,294   $         --
  Issuance of common stock, net of issuance costs of
    approximately $2,078,000...........................   16,053,165              --
  Conversion of Series A convertible preferred stock to
    common stock.......................................           --              --
  Issuance of common stock in connection with the
    purchase of Orgenics, Ltd..........................    1,068,320              --
  Issuance of common stock related to warrants issued
    in connection with Cambridge Diagnostics Notes.....           --              --
  Exercise of common stock options and warrants........      281,106              --
  Purchase of treasury stock...........................     (196,260)             --
  Original issuance discount on convertible notes and
    accretion on Series B preferred stock pertaining to
    guaranteed discount upon conversion and valuation
    of warrants........................................      917,422              --
  Deferred compensation related to grants of common
    stock options......................................           --              --
  Amortization of deferred compensation related to
    grants of common stock options.....................       27,453              --
  Reversal of accrued dividends on Series A convertible
    preferred stock....................................       21,773              --
  Changes in cumulative translation adjustment.........     (101,294)       (101,294)
  Net loss.............................................  (24,710,294)    (24,710,294)
                                                         ------------  --------------
  Total comprehensive loss                                              $(24,811,588)
                                                                       --------------
BALANCE, DECEMBER 31, 1997.............................    5,440,685
  Issuance of common stock.............................    1,341,943              --
  Conversion of preferred stock and notes to common
    stock..............................................   14,516,896              --
  Issuance of common stock for the acquisition of
    Can-Am Care Corporation............................
  Issuance of common stock for the acquisition of
    Can-Am Care Corporation............................
  Issuance of common stock for Core Immuno-Assay
    technology.........................................
  Warrants issued with subordinated debt...............
  Warrants issued with subordinated debt...............   (1,498,844)             --
  Common stock received in legal settlement (Note
    15(c)).............................................   (2,014,525)             --
  Common stock received in business disposition (Note
    8(b))..............................................          (71)             --
  Common stock repurchased from related party..........       10,471          10,471
  Change in cumulative translation adjustment..........       10,471          10,471
  Net loss.............................................  (18,777,724)    (18,777,724)
                                                         ------------  --------------
  Total comprehensive loss                                              $(18,767,253)
                                                                       --------------
                                                                       --------------
BALANCE, DECEMBER 31, 1998.............................   $15,008,863
                                                         ------------
                                                         ------------

  The accompanying notes are an integral part of these consolidated financial statements.

                        SELFCARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              YEARS ENDED DECEMBER 31,
                                                                   ----------------------------------------------
                                                                        1996            1997            1998
                                                                   --------------  --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.......................................................  $  (28,577,642) $  (24,710,294) $  (18,777,724)
  Adjustments to reconcile net loss to net cash used in operating activities--
    Accretion on preferred stock of a subsidiary.................         110,348         114,099         145,924
    Noncash portion of net charge on business dispositions, asset
      impairments and restructuring activities...................              --              --       7,289,459
    Loss on disposal of fixed assets.............................              --              --         838,000
    Noncash interest expense related to amortization of original
      issue discount and issuance of warrants....................      10,739,571         497,702       1,788,116
    Noncash income related to legal settlement...................              --              --      (1,498,844)
    Noncash compensation expense related to issuance of common
      stock options..............................................       4,195,437          27,453              --
    Extraordinary loss on extinguishment of debt.................              --         579,354              --
    Write-off of in-process research and development expense.....       4,396,700       3,303,300              --
    Amortization of deferred revenue.............................      (1,034,974)     (1,406,078)     (3,902,019)
    Depreciation and amortization................................       1,044,136       6,597,051       8,779,108
    Equity in net (income) loss of affiliate.....................         200,000         327,000        (237,366)
    Minority interest in subsidiary's loss.......................        (132,990)       (181,017)       (100,107)
    Changes in assets and liabilities, net of acquisitions--
      Accounts receivable........................................      (1,937,323)     (2,402,314)     (6,344,661)
      Inventories................................................          80,341      (3,129,256)       (665,745)
      Prepaid expenses and other current assets..................        (215,400)       (228,394)        168,622
      Accounts payable...........................................       2,194,066       1,347,664         817,370
      Accrued expenses and other current liabilities.............       2,382,366       3,406,759        (166,788)
                                                                   --------------  --------------  --------------
        Net cash used in operating activities....................      (6,555,364)    (15,856,971)    (11,866,655)
                                                                   --------------  --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment............................      (4,749,476)     (5,400,952)     (1,442,480)
  Increase in other assets.......................................        (448,050)     (2,622,715)       (332,723)
  Cash loaned to affiliated company..............................              --        (742,105)             --
  Cash received from affiliate as repayment of loan..............              --              --         163,625
  Cash paid for purchase of Nutritional Supplement Lines.........              --     (31,067,580)             --
  Cash paid for investment in affiliated companies...............        (129,057)             --              --
  Cash paid for purchase of Orgenics, Ltd. net of cash
    acquired.....................................................      (5,515,659)     (8,417,325)             --
  Cash received from business disposition........................              --              --         230,000
  Cash paid for Core Immuno Assay technology.....................              --              --        (471,354)
  Cash paid for purchase of Can-Am Care Corporation..............              --              --     (15,317,628)
                                                                   --------------  --------------  --------------
        Net cash used in investing activities....................  $  (10,842,242) $  (48,250,677) $  (17,170,560)
                                                                   --------------  --------------  --------------

The accompanying notes are an integral part of these consolidated financial statements.

                        SELFCARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (CONTINUED)

                                                                               YEARS ENDED DECEMBER 31,
                                                                      -------------------------------------------
                                                                          1996           1997           1998
                                                                      -------------  -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash paid for deferred financing cost.............................  $          --  $  (1,677,749) $  (1,934,835)
  Net proceeds from sale of common stock, preferred stock and
    warrants to purchase common stock...............................     15,682,773     24,084,022      7,073,474
  Proceeds from borrowings under notes payable......................      6,878,692     51,406,273     50,598,402
  Increase in deferred revenue......................................      3,815,336             --        703,876
  Repayments of notes payable.......................................        (17,076)   (10,556,994)   (35,489,810)
  Purchase of treasury stock........................................             --       (196,260)           (71)
  Proceeds from sale of preferred stock of a subsidiary.............             --             --      1,680,400
                                                                      -------------  -------------  -------------
    Net cash provided by financing activities.......................     26,359,725     63,059,292     22,631,436
                                                                      -------------  -------------  -------------
FOREIGN EXCHANGE EFFECT ON CASH AND
  CASH EQUIVALENTS..................................................        101,785        259,600        (64,489)
                                                                      -------------  -------------  -------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS..................................................      9,063,904       (788,756)    (6,470,268)
CASH AND CASH EQUIVALENTS, BEGINNING
  OF YEAR...........................................................      7,394,750     16,458,654     15,669,898
                                                                      -------------  -------------  -------------
CASH AND CASH EQUIVALENTS, END OF YEAR..............................  $  16,458,654  $  15,669,898  $   9,199,630
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (A) PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the results of the Company and its wholly owned (unless otherwise noted) subsidiaries, the most significant of which include Cambridge Diagnostics Ireland, Ltd. (Cambridge Diagnostics) (an Irish corporation), Inverness Medical Limited (Inverness) (a Scottish corporation), Inverness Medical, Inc. (IMI, formerly Selfcare Consumer Products, Inc.) (a Delaware corporation), and Orgenics, Ltd. (Orgenics) (a 99.8% Company-owned Israeli corporation) and its subsidiaries. Also included in the accompanying consolidated financial statements is the Company's 49% minority interest in Cambridge Affiliate Corporation (Cambridge Affiliate) (see Note 16(b)) and its 33% interest in Enviromed, plc (Enviromed) (see Note 7), both of which are accounted for under the equity method. All material intercompany balances and transactions have been eliminated in consolidation.

    The accounts of Orgenics also includes its wholly owned subsidiaries. The Orgenics financial statements were prepared in accordance with Israeli generally accepted accounting principles which, for the purposes of the Company's consolidated financial statements, do not materially differ from U.S. generally accepted accounting principles.

                        SELFCARE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (B) REVENUE RECOGNITION

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

    (D) INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following at December 31, 1997 and 1998:

                                                                        1997          1998
                                                                    ------------  ------------
Raw materials.....................................................  $  3,006,076  $  2,879,965
Work-in-process...................................................       405,404       890,483
Finished goods....................................................     1,933,051     6,178,899
                                                                    ------------  ------------
                                                                    $  5,344,531  $  9,949,347
                                                                    ------------  ------------
                                                                    ------------  ------------

    (E) DEPRECIATION AND AMORTIZATION

    Depreciation and amortization are computed using the straight-line method based on the estimated useful lives of the related assets as follows:

             ASSET CLASSIFICATION                           ESTIMATED USEFUL LIFE
----------------------------------------------  ----------------------------------------------
Machinery, laboratory equipment and tooling...                    1-16 years
Leasehold improvements........................     Lesser of life of lease or life of asset
Furniture and fixtures........................                    7-10 years
Computer equipment............................                    3-6 years

                        SELFCARE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (F) POSTRETIREMENT BENEFITS

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

    In the year ended December 31, 1997, the Company recorded accretion of approximately $2,050,000 representing the 6% premium and 5% conversion discount on the Series B Preferred Stock. The Company has also recorded approximately $105,000 of dividends on the Series A Preferred Stock. In the year ended December 31, 1998 the Company recorded accretion of approximately $128,000 representing the 6% premium on the Series B Preferred Stock. The following table reconciles the net loss per common and common equivalent shares.

                                                                                    DECEMBER 31,
                                                                   ----------------------------------------------
                                                                        1996            1997            1998
                                                                   --------------  --------------  --------------
Net loss.........................................................  $  (28,577,642) $  (24,710,294) $  (18,777,724)
Dividends on Series A Preferred Stock............................         (51,037)       (104,769)             --
Accretion on Series B Preferred Stock............................              --      (2,049,545)       (127,985)
                                                                   --------------  --------------  --------------
    Loss attributable to common shareholders.....................  $  (28,628,679) $  (26,864,608) $  (18,905,710)
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------
Basic and diluted net loss per common and potential common
  share..........................................................  $        (6.00) $        (3.36) $        (1.55)
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------
Basic and diluted weighted average number of common shares
  outstanding....................................................       4,767,493       7,990,666      12,214,986
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------

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

                        SELFCARE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (I) USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

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

                        SELFCARE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (N) GOODWILL, TRADEMARKS AND OTHER INTANGIBLE ASSETS

    Goodwill, trademarks and other intangible assets consist of the following as of December 31, 1997 and 1998:

                                                                     1997           1998
                                                                 -------------  -------------
Goodwill.......................................................  $  27,219,377  $  47,047,002
Trademarks.....................................................     21,600,000     21,059,405
Other intangible assets........................................      1,117,000      5,757,465
                                                                 -------------  -------------
Less--Accumulated amortization.................................      3,137,505      7,405,015
                                                                 -------------  -------------
                                                                 $  46,798,872  $  66,458,857
                                                                 -------------  -------------
                                                                 -------------  -------------

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

    (O) RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement is effective for the year ending December 31, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The Company does not expect adoption of this statement to have a material impact on its consolidated financial position or results of operations.

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

                        SELFCARE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (Q) NONCASH INVESTING AND FINANCING ACTIVITIES

    The following table summarizes the supplemental disclosures of the Company's noncash financing and investing transactions for the periods indicated below:

                                                                                 YEARS ENDED DECEMBER 31,
                                                                        ------------------------------------------
                                                                            1996           1997           1998
                                                                        -------------  -------------  ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION--
  Cash paid for--
    Interest..........................................................  $     396,118  $   3,590,446  $  7,591,165
                                                                        -------------  -------------  ------------
                                                                        -------------  -------------  ------------
    Income taxes......................................................  $      47,705  $      21,600  $    506,134
                                                                        -------------  -------------  ------------
                                                                        -------------  -------------  ------------
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES-- On October 24, 1996, the Company acquired 57.1% of the assets and liabilities of Orgenics, Ltd.; in 1997, the Company acquired substantially all of the remaining shares--
    Fair value of net assets..........................................  $   1,660,326  $   1,113,201  $         --
    In-process research and development...............................      4,396,700      3,303,300            --
    Goodwill..........................................................      3,020,176      4,873,824            --
    Conversion of debenture into shares of Orgenics...................     (1,000,000)            --            --
    Options granted in connection with the acquisition................     (1,056,000)            --            --
    Issuance of Common stock..........................................             --       (873,000)           --
    Less cash acquired................................................     (1,505,543)            --            --
                                                                        -------------  -------------  ------------
CASH PAID FOR ACQUISITION, NET OF CASH ACQUIRED.......................  $   5,515,659  $   8,417,325  $         --
                                                                        -------------  -------------  ------------
                                                                        -------------  -------------  ------------
On February 19, 1997, the Company acquired the Nutritional Supplement
  Lines from AHP--
    Goodwill..........................................................  $          --  $  15,467,580  $         --
    Trademarks........................................................             --     21,600,000            --
    Note payable to AHP...............................................             --     (6,000,000)           --
                                                                        -------------  -------------  ------------
CASH PAID FOR PURCHASE OF NUTRITIONAL SUPPLEMENT LINES................  $          --  $  31,067,580  $         --
                                                                        -------------  -------------  ------------
                                                                        -------------  -------------  ------------

                                                                                     DECEMBER 31,
                                                                      -------------------------------------------
                                                                          1996           1997           1998
                                                                      -------------  ------------  --------------
On February 18, 1998, the Company acquired Can-Am Care Corporation--
  Accounts receivable...............................................             --            --       2,812,000
  Inventories.......................................................             --            --       3,766,000
  Other current assets..............................................             --            --         313,000

                        SELFCARE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                                                                                     DECEMBER 31,
                                                                      -------------------------------------------
                                                                          1996           1997           1998
                                                                      -------------  ------------  --------------
  Fixed assets......................................................             --            --          32,000
  Goodwill..........................................................             --            --      26,916,062
  Accounts payable..................................................             --            --      (5,923,000)
  Note Payable to Can-Am shareholders...............................             --            --      (2,000,000)
  Issuance of common stock..........................................             --            --     (10,598,434)
                                                                      -------------  ------------  --------------
      Cash paid for acquisition.....................................  $          --  $         --  $   15,317,628
                                                                      -------------  ------------  --------------
                                                                      -------------  ------------  --------------
CASH PAID FOR INVESTMENT IN AFFILIATED COMPANIES--
  Cost of investment................................................  $   3,932,609  $             $
  Stock acquired through issuance of promissory notes payable.......     (3,803,552)           --              --
                                                                      -------------  ------------  --------------
                                                                      $     129,057  $         --  $           --
                                                                      -------------  ------------  --------------
                                                                      -------------  ------------  --------------
CONVERSION OF CONVERTIBLE ADVANCE INTO COMMON STOCK.................  $  13,693,548  $         --  $           --
                                                                      -------------  ------------  --------------
                                                                      -------------  ------------  --------------
CONVERSION OF CONVERTIBLE PAYABLE INTO COMMON STOCK.................  $     500,000  $         --  $           --
                                                                      -------------  ------------  --------------
                                                                      -------------  ------------  --------------
FORGIVENESS OF ACCOUNTS RECEIVABLE AS CONSIDERATION FOR A NONCOMPETE
  AGREEMENT IN CONNECTION WITH ORGENICS PURCHASE OF THE MINORITY
  INTEREST IN ITS BRAZILIAN SUBSIDIARY..............................  $          --  $  1,375,000  $           --
                                                                      -------------  ------------  --------------
                                                                      -------------  ------------  --------------
EARLY EXTINGUISHMENT OF CERTAIN NOTES PAYABLE.......................  $          --  $  4,580,940  $           --
                                                                      -------------  ------------  --------------
                                                                      -------------  ------------  --------------
ORIGINAL ISSUE DISCOUNT ON NOTES PAYABLE PERTAINING TO GUARANTEED
  DISCOUNT UPON CONVERSION..........................................  $          --  $  1,994,265  $           --
                                                                      -------------  ------------  --------------
                                                                      -------------  ------------  --------------
ACCRETION AND DIVIDENDS ON PREFERRED STOCK..........................  $      51,037  $  2,154,314  $           --
                                                                      -------------  ------------  --------------
                                                                      -------------  ------------  --------------
SHARES ISSUED IN CONNECTION WITH PURCHASE OF CORE IMMUNO ASSAY
  TECHNOLOGY........................................................  $          --  $         --  $    4,565,778
                                                                      -------------  ------------  --------------
                                                                      -------------  ------------  --------------
CONVERSION OF PREFERRED STOCK AND NOTES TO COMMON STOCK.............  $          --  $         --  $   14,516,896
                                                                      -------------  ------------  --------------
                                                                      -------------  ------------  --------------

                        SELFCARE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

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

    In October 1996, the Company acquired a 57.1% direct and indirect equity interest in Orgenics as a result of the conversion of the Debenture and cash payments of approximately $7,000,000. In addition, the Company granted options to purchase 85,800 shares of Common Stock having a fair value of $1,056,000 and incurred direct acquisition costs of $100,000. Throughout 1997, the Company acquired additional shares of Orgenics for approximately $8,417,000 in cash and 73,747 shares of common stock (with a fair value of $872,000, net of treasury stock repurchases), resulting in a 99.8% ownership interest in Orgenics.

    The aggregate purchase price of the Company's 99.8% direct and indirect interest in Orgenics of approximately $18,367,000 was allocated based on the relative fair values of the assets acquired as follows:

Fair value of net assets.......................................  $2,533,000
In-process research and development............................   7,700,000
Goodwill.......................................................   8,134,000
                                                                 ----------
                                                                 $18,367,000
                                                                 ----------
                                                                 ----------

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

(4) ACQUISITION AND FINANCING OF NUTRITIONAL SUPPLEMENT LINES

    On February 19, 1997, the Company acquired the Nutritional Supplement Lines from AHP. As consideration for the Nutritional Supplement Lines, the Company paid to AHP a total of $36,000,000 in cash. Including direct costs related to the acquisition, the total purchase price was approximately $37,100,000. The entire purchase price was allocated to intangible assets: approximately $15,500,000 to

                        SELFCARE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

(4) ACQUISITION AND FINANCING OF NUTRITIONAL SUPPLEMENT LINES (CONTINUED) trademarks and $21,600,000 to goodwill. As discussed in Notes 2(n) and 8(e), the Company recorded an impairment charge in 1998 relating to a specific nutritional supplement. The Company funded the $30,000,000 cash portion of the purchase price with bank debt, the AHP Term Loan and the AHP Bridge Loan (collectively, the Acquisition Facility) with original principal amounts of $25,000,000 and $5,000,000, respectively. The remaining $6,000,000 is in the form of a note payable from the Company to AHP. The Company paid this amount during 1998.

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

Accounts receivable............................................  $2,812,000
Inventory......................................................   3,766,000
Other current assets...........................................     313,000
Fixed assets...................................................      32,000
Goodwill.......................................................  26,916,062
Liabilities assumed............................................  (5,923,000)
                                                                 ----------
                                                                 $27,916,062
                                                                 ----------
                                                                 ----------

    Of the Company's shares delivered at closing, 284,168 are being held in escrow until no later than 30 days following the delivery of Can-Am audited financial statements for the year ending December 31, 1998. Pursuant to the terms of the escrow agreement, the Company may file a claim with the escrow agent until this time. At this time, the Company does not expect to file such a claim.

    In connection with the purchase of Can-Am, Can-Am's shareholders granted a right of first refusal to the Company to purchase the assets or stock of an entity under common control, A.M.G. Medical, Inc. (AMG). AMG historically performed certain administrative, management and manufacturing functions for Can-Am and, concurrent with the purchase of Can-Am, Can-Am and AMG entered into formal management services and supply agreements. Under the terms of the management services agreement, AMG will continue to provide such administrative and management services to Can-Am on an arm's-length basis. The management services agreement provides a mechanism to adjust charges for services

                        SELFCARE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

(5) ACQUISITION AND FINANCING OF CAN-AM (CONTINUED) based on the needs of Can-Am and an arbitration provision in the event the parties can not agree on such charges. Under the terms of the supply agreement, Can-Am must purchase 100% of its lancet product requirements from AMG, unless AMG is unable to meet Can-Am's requirements. Further, Can-Am's President entered into an employment agreement with the Company to continue managing Can-Am for three years at an annual salary of $150,000.

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

    The term loan and revolving line of credit allow IMI to borrow funds at varying rates, including options to borrow at an alternate base rate, as defined, plus a spread from 0.25% to 1.75%, or the LIBOR (5.10% at December 31, 1998) plus a spread from 1.75% to 3.00%. The spreads discussed above depend on IMI's ratio of senior funded debt to EBITDA.

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

                        SELFCARE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

(5) ACQUISITION AND FINANCING OF CAN-AM (CONTINUED)
    (C) UNAUDITED PRO FORMA FINANCIAL INFORMATION

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

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                   ------------------------------
                                                                                        1997            1998
                                                                                   --------------  --------------

                                                                                            (UNAUDITED)
Pro forma net revenue............................................................  $   74,569,752  $  120,450,663
                                                                                   --------------  --------------
                                                                                   --------------  --------------
Pro forma loss before extraordinary loss and taxes...............................  $  (21,363,643) $  (18,026,066)
                                                                                   --------------  --------------
                                                                                   --------------  --------------
Pro forma net loss(1)............................................................  $  (22,415,437) $  (18,604,869)
                                                                                   --------------  --------------
                                                                                   --------------  --------------
Pro forma basic and diluted net loss per common and potentially common share.....  $        (2.37) $        (1.52)
                                                                                   --------------  --------------
                                                                                   --------------  --------------
Pro forma basic and diluted weighted average number of common and potentially
  common shares outstanding(2)...................................................       9,456,672      12,214,986
                                                                                   --------------  --------------
                                                                                   --------------  --------------

------------------------

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

    Upon liquidation of Inverness, the Preference Shareholders (Original and 1998 Preference Shareholders) are entitled to receive, out of funds legally available, cumulative annual dividends of approximately $0.084 and $0.095 per share, respectively. At the option of the Company and subject to certain limitations on each redemption, the preference shares may be redeemed for approximately $1.67 per share, plus any accrued and unpaid dividends. The Company must redeem all 1,000,000 Original Preference Shares by

                        SELFCARE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

(6) INVESTMENT IN INVERNESS MEDICAL LIMITED (CONTINUED)
May 31, 2000, and all 1,000,000, 1998 preference shares by October 2003. If the Company cannot legally redeem the Preference Shares (Original and 1998 Preference Shareholders) on those dates, as defined, it must redeem the shares as soon as legally permissible at a price of approximately $1.91 per share plus any accrued and unpaid dividends. Upon liquidation of Inverness, the Preference Shareholders (Original and 1998 Preference Shareholders) are entitled to receive approximately $1.59 per share, plus any accrued and unpaid dividends; thereafter, the ordinary stockholders shall equally share with the preference shareholders in the remaining assets to be distributed. The preference shareholders do not hold any voting rights.

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

(7) TRANSACTIONS WITH ENVIROMED AND EN PLC LIMITED PARTNERSHIP

    In October 1995, EN PLC Limited Partnership (EN PLC) was formed by the Company's President and a group of investors for the purpose of purchasing ordinary shares of Enviromed. As of May 1, 1996, EN PLC had acquired 27.0% of Enviromed's outstanding voting stock. In October 1996, the Company purchased 200,000 common shares of Enviromed and entered into an agreement with EN PLC (the EN PLC Agreement), pursuant to which the Company purchased 7,961,386 shares of Enviromed held by EN PLC for approximately $3,800,000. As a result of the purchase, along with a subsequent purchase of an additional 100,000 shares of Enviromed, the Company's ownership interest in Enviromed increased to 28.9%. The Company's purchase price for these shares was based on their quoted market price at the date of the Company's acquisition of such shares from EN PLC. On January 1, 1997, the Company and EN PLC entered into an amendment to the EN PLC Agreement pursuant to which the Company agreed to issue two promissory notes, in principal amounts of approximately $2,800,000 and $1,000,000, respectively. In consideration of the amendment, the Company agreed to issue to EN PLC a warrant to purchase 15,401

                        SELFCARE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

(7) TRANSACTIONS WITH ENVIROMED AND EN PLC LIMITED PARTNERSHIP (CONTINUED) shares of common stock at an exercise price of $12.875 per share. The warrant is exercisable at any time prior to January 1, 2002. In accordance with SFAS No. 123, the Company recorded deferred financing costs of approximately $107,000 in connection with the grant of these warrants.

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

(8) NET CHARGE ON BUSINESS DISPOSITIONS, ASSET IMPAIRMENTS AND RESTRUCTURING ACTIVITIES

          The components of the net charge on business dispositions, asset impairments and restructuring activities are as follows:

Bankruptcy of majority-owned subsidiary.........................................  $  147,614
Gain on sale of Cambridge Diagnostics product line..............................  (1,232,492)
Asset impairments and restructuring activities at Cambridge Diagnostics.........     810,486
Impairment of Orgenics' goodwill................................................   5,000,000
Impairment of investment in Enviromed...........................................   1,957,724
Impairment of intangible assets relating to the Nutritional Supplement Lines....     858,751
                                                                                  ----------
                                                                                  $7,542,083
                                                                                  ----------
                                                                                  ----------

                        SELFCARE, INC. AND SUBSIDIARIES

                                DECEMBER 31,1998

(8)  NET CHARGE ON BUSINESS DISPOSITIONS, ASSET IMPAIRMENTS AND
    RESTRUCTURING ACTIVITIES (CONTINUED)

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

                        SELFCARE, INC. AND SUBSIDIARIES

                                DECEMBER 31,1998

(8)  NET CHARGE ON BUSINESS DISPOSITIONS, ASSET IMPAIRMENTS AND
    RESTRUCTURING ACTIVITIES (CONTINUED)
protracted decline in Enviromed's market price, and the absence of qualitative factors that would indicate a recovery, suggested that such an impairment had occurred. The Company recorded a loss of approximately $1,958,000 to write down the Company's investment to its estimated fair value. The Company's estimate of fair value was determined by reviewing the market value of Enviromed's stock.

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

(9) NOTES PAYABLE

    The Company has the following debt outstanding as of December 31, 1997 and 1998:

                                                                                         1997           1998
                                                                                     -------------  -------------
Bank debt--Orgenics................................................................  $   4,510,000  $   2,318,000
Note payable to AHP (Note 4).......................................................      6,000,000             --
Promissory note payable to EN PLC (Note 7).........................................      3,378,278        405,643
Cambridge Diagnostic notes (Note 10)...............................................      2,827,500             --
Term loan--IMI (Note 5(b)).........................................................     22,000,000     32,700,000
Note payable to customer (Note 14).................................................      4,951,079             --
Subordinated revenue royalty notes (Note 11).......................................      7,500,000      7,500,000
Senior subordinated convertible notes (Note 12)....................................      8,649,181      3,778,154
Note payable to former Can-Am shareholders (Note 5)................................             --      2,000,000
Subordinated promissory notes payable (Note 13)....................................             --      9,728,555
Revolving line of credit--IMI (Note 4).............................................             --      3,905,565
Other miscellaneous notes payable..................................................         86,547        145,217
                                                                                     -------------  -------------
                                                                                        59,902,585     62,481,134
Less--Current portion..............................................................     20,426,511     12,071,650
                                                                                     -------------  -------------
                                                                                     $  39,476,074  $  50,409,484
                                                                                     -------------  -------------
                                                                                     -------------  -------------

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

                        SELFCARE, INC. AND SUBSIDIARIES

                                DECEMBER 31,1998

(9) NOTES PAYABLE (CONTINUED)
    (B) MATURITIES OF LONG-TERM DEBT

    Certain of the Company's debt instruments provide for either a mandatory or optional conversion to common stock. Future cash maturities of the Company's debt instruments, including convertible debt, are as follows:

YEAR                                                                                                    AMOUNT
---------------------------------------------------------------------------------------------------  -------------
1999...............................................................................................  $   8,293,496
2000...............................................................................................     19,505,576
2001...............................................................................................      8,653,000
2002...............................................................................................      7,017,000
2003...............................................................................................      7,800,000
Thereafter.........................................................................................      7,500,000
                                                                                                     -------------
                                                                                                        58,769,072
Less--Unamortized original issue discount..........................................................        471,735
Plus--Notes payable convertible into common stock (see Notes 12 and 13)............................      4,183,797
                                                                                                     -------------
                                                                                                     $  62,481,134
                                                                                                     -------------
                                                                                                     -------------

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

    The New Cambridge Diagnostic Noteholders could have exercised their conversion right at any time through the maturity date (June 12, 1998), at which time the New Cambridge Diagnostic Notes automatically converted into common stock; holders of the New Cambridge Diagnostic Notes could not have received cash payments in lieu of conversion. The Company accounted for this transaction as an early extinguishment of debt and the issuance of two new instruments: the New Cambridge Diagnostic Notes and a forward contract to purchase common stock. Accordingly, in 1997, the Company recorded the value of the forward contract as a component of stockholder's equity, the New Cambridge Diagnostic Notes at

                        SELFCARE, INC. AND SUBSIDIARIES

                                DECEMBER 31,1998

(10) CAMBRIDGE DIAGNOSTIC NOTES AND WARRANTS (CONTINUED) their fair value and an extraordinary loss of $373,000 on the retirement of the original Cambridge Diagnostic Notes.

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

    U.S. Boston Capital Corporation (U.S. Boston Capital), the president of which is a director of the Company, acted as a placement agent for the offering of Royalty Notes. As compensation for its services as

                        SELFCARE, INC. AND SUBSIDIARIES

                                DECEMBER 31,1998

(11) SUBORDINATED REVENUE ROYALTY NOTES (CONTINUED) placement agent, U.S. Boston Capital received a cash commission of $600,000, which the Company has recorded as deferred financing costs and will amortize over the estimated 14-year life of the Royalty Notes. In addition, an affiliate of U.S. Boston Capital receives 1% of payments as additional compensation for its services.

    Subsequent to year-end, a majority of the noteholders elected to convert the minimum cash royalty payments due to them on February 15, 1999 and May 15, 1999 to 5,980 shares of Series C or E Preferred Stock (see Note 17(g)).

(12) SENIOR SUBORDINATED CONVERTIBLE NOTES

    On October 28, 1997, the Company sold, in a private placement, senior subordinated convertible notes (the Convertible Notes) having an aggregate face value of $10,000,000 and warrants (the Convertible Note Warrants) to purchase up to 106,700 shares of common stock to two institutional investors for gross proceeds of $10,000,000.

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

    The original terms of the Convertible Notes provided for a formula-based conversion price, as defined, and allowed the Company to repay the Convertible Notes prior to the due date for a 5%

                        SELFCARE, INC. AND SUBSIDIARIES

                                DECEMBER 31,1998

(12) SENIOR SUBORDINATED CONVERTIBLE NOTES (CONTINUED) premium, provided however that the Company's stock price had to meet certain performance criteria, as defined, for the Company to exercise this right. During 1998, Convertible Noteholders converted their Convertible Notes representing an aggregate face value of $6,221,846 into 2,313,822 shares of common stock.

    In January 1999, the Company and Convertible Noteholders agreed to amend the terms of the Convertible Notes by changing the maturity date and conversion terms, as well as canceling the related warrants. Pursuant to the amended terms, the Company made an immediate payment of $859,049 representing $780,954 of face value of the original Convertible Notes plus a 10% premium. The remaining Convertible Notes were amended and replaced with amended notes (the New Convertible Notes). The face value of the New Convertible Notes is equal to the face value of the canceled Convertible Notes plus a 15% premium. The New Convertible Notes mature on July 12, 1999, bear an interest rate of 8% and provide for a fixed conversion price of $2.00. The Company will account for this transaction in January of 1999 following the provisions of Emerging Issues Task Force (EITF) Issue No. 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments, and anticipates that it will record an extraordinary loss of approximately $306,000, net of the amount deemed to have been paid to reacquire the warrants. Since the new conversion feature is less beneficial to the convertible noteholders than that to which they were entitled on the date of the amendment, the Company will not perform any further accounting for such conversion feature.

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

    Pear Tree Royalty Company, Inc., as the authorized representative of the Subordinated Promissory Noteholders, received warrants to purchase 60,577 shares. A director of the Company is also a director and shareholder of Pear Tree Royalty Company. The value of these warrants is $217,820 which the Company

                        SELFCARE, INC. AND SUBSIDIARIES

                                DECEMBER 31,1998

(13) SUBORDINATED PROMISSORY NOTES (CONTINUED) recorded as deferred financing costs and is amortizing over the two-year life of the Subordinated Promissory Notes. Upon issuance of the Subordinated Promissory Notes and warrants the Company allocated a total of $826,000 of the proceeds to the Warrants and is amortizing the related original issuance discount and deferred financing costs over the two-year life of the Notes.

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

    In order to fund start-up manufacturing and operating costs, LifeScan loaned the Company $5,000,000 in August 1997. The Company then loaned the $5,000,000 to its primary supplier. Both the loans payable and receivable accrued interest at 12% and were repaid through product credits for the first 130,000 meters shipped during 1997 and 1998. The Company has also agreed to share with LifeScan certain start-up costs associated with the new product launch. The Company will fund its share of such costs ($3,750,000) via product discounts/rebates granted on future product sales. Based on current forecasts, the

                        SELFCARE, INC. AND SUBSIDIARIES

                                DECEMBER 31,1998

(14) LIFESCAN ALLIANCE (CONTINUED)
Company expects these discounts/rebates to run through 2000. The Company records such amounts as a reduction of sales in the period incurred, as the Company does not have an obligation to pay the balance of its share of the costs if its relationship with LifeScan were to cease.

(15) COMMITMENTS AND CONTINGENCIES

    (A) OPERATING LEASES

    The Company has operating lease commitments for certain of its facilities and equipment that expire through 2026. The following schedule outlines future minimum annual rental payments under these leases at December 31, 1998:

DECEMBER 31,                                                                        AMOUNT
-------------------------------------------------------------------------------  -------------
1999...........................................................................  $   1,275,318
2000...........................................................................      1,139,439
2001...........................................................................      1,122,021
2002...........................................................................      1,048,128
2003...........................................................................        927,134
Thereafter.....................................................................     10,304,180
                                                                                 -------------
                                                                                 $  15,816,220
                                                                                 -------------
                                                                                 -------------

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

                        SELFCARE, INC. AND SUBSIDIARIES

                                DECEMBER 31,1998

(15) COMMITMENTS AND CONTINGENCIES (CONTINUED)
    (C) LEGAL PROCEEDINGS

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

    In connection with the original dispute with Enviromed, the Company reached a settlement in February 1999 whereby (i) Enviromed's board of directors was restructured and the Company's Chief Executive Officer was replaced by another Company executive; (ii) the repayment terms of the L437,000 (approximately $730,000) note due from Environmed were amended to allow for repayment during 1999; and (iii) Enviromed agreed to pay the Company an amount up to a maximum of L500,000 (approximately $835,000) based upon purchases made by the Company from an Enviromed subsidiary in excess of certain minimums as defined by the agreement.

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

    On April 22, 1998, Abbott Laboratories (Abbott) served process on the Company and Princeton BioMeditech Corporation (PBM), which manufacturers certain products for the Company, asserting patent infringement arising from the Company and PBM's manufacture, use and sale of products that Abbott claims are covered by one or more of the claims of patents to which Abbott asserts that it is the exclusive licensee. Abbott claims that certain of the Company's products relating to pregnancy detection and ovulation prediction infringe the patents. Abbott is seeking an order preliminary and permanently enjoining the Company and PBM from infringing the patents, compensatory damages to be determined at trial, treble damages, costs, prejudgment and postjudgment interest on Abbott's compensatory damages, attorneys' fees, and a recall of all the Company's and PBM's existing products found to infringe the

                        SELFCARE, INC. AND SUBSIDIARIES

                                DECEMBER 31,1998

(15) COMMITMENTS AND CONTINGENCIES (CONTINUED) patents. On August 5, 1998, the court denied Abbott's motion for a preliminary injunction. On October 23, 1998, the Company filed a counterclaim against Abbott, asserting that Abbott is infringing patents that are owned by the joint venture, and seeking a declaration that Abbott infringes the patents, permanent injunctive relief, money damages and attorneys' fees. On November 5, 1998, Abbott filed a counterclaim against the Company asserting the invalidity of the patents that are owned by a joint venture of the Company and PBM and seeking a declaration of invalidity, non-infringement and unenforceability. The case is currently in the discovery stage. The Company intends to defend this litigation vigorously. A final ruling against the Company could have a material adverse impact on the Company's business, financial condition and results of operations.

    In late October 1998, Abbott commenced a lawsuit against the Company and Lifescan. The complaint alleges that the disposable test strips used in the Company's blood glucose monitoring system supplied by Inverness to LifeScan infringe a patent owned by Abbott. Abbott is seeking damages and an injunction against sales in the United States. Abbott is also seeking to enjoin Lifescan and the Company from the manufacture, use and sale of these blood glucose test strips in the United States during the pendency of the infringement litigation. In February 1999, the court denied Abbott's motion for a preliminary injunction. Based on a review of the Abbott claims by patent counsel, the Company believes that the test strips do not infringe the Abbott patent. The Company also believes that Abbott's claims will be proven to be without merit and intends to vigorously defend them. A final ruling against the Company would have a material adverse impact on the Company's business, financial condition and results of operations.

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

    On August 6, 1997, the Company and PBM amended their manufacturing agreement by extending the term of the original agreement to July 1, 2001, adjusting the pricing and establishing new minimum purchase quantities in the aggregate amount of $2,656,000 over the course of the first year. The Company

                        SELFCARE, INC. AND SUBSIDIARIES

                                DECEMBER 31,1998

(15) COMMITMENTS AND CONTINGENCIES (CONTINUED) is obligated over the remaining three years to purchase minimum amounts of products to be mutually agreed upon by the parties. Also on August 6, 1997, the Company and PBM, along with wholly owned subsidiaries of each, formed a limited liability company, PBM-Selfcare LLC (the LLC), in which each party owns a 50% interest, entered into a joint venture and a series of related technology transfer and licensing agreements to develop a comprehensive strategy to commercially exploit products, and related intellectual property, in the area of pregnancy detection and ovulation prediction (collectively the Joint Venture Agreement). Under the Joint Venture Agreement, the parties each contributed intellectual property and, in addition, the Company agreed to spend up to $2,000,000 on an as-needed basis to cover expenses incurred by the LLC in enforcing the rights of the LLC in the intellectual property. To date, the Company has not incurred material costs pursuant to the Joint Venture Agreement and does not anticipate expending material resources in connection with this activity during 1999.

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

                        SELFCARE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

(15) COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

                        SELFCARE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

(16)  RESEARCH, MANAGEMENT AND MANUFACTURING AGREEMENTS (CONTINUED)
    (B)  CAMBRIDGE DIAGNOSTICS AND CAMBRIDGE AFFILIATE


    Concurrent with the Company's 1994 acquisition of Cambridge Diagnostics, Cambridge Diagnostics entered into a series of agreements with Cambridge Affiliate. Cambridge Affiliate is 49%-owned by Selfcare and 51%-owned by the successor corporation of the company that sold Cambridge Diagnostics to the Company in 1994. Cambridge Affiliate was formed to allow Cambridge Diagnostics access to certain non-assignable technologies, pursuant to the terms of the 1994 acquisition. Cambridge Diagnostics accounts for its investment in Cambridge Affiliate under the equity method. Under the terms of the agreements mentioned above, Cambridge Diagnostics manufactures and sells products on behalf of and manages the affairs of Cambridge Affiliate. During 1996, 1997 and 1998, Cambridge Diagnostics paid royalties of $56,000, $86,000 and $62,000, respectively, and earned total sales, manufacturing and management fees of $2,589,000, $3,351,000 and $2,211,000, respectively, under the terms of these agreements.


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

                        SELFCARE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

(17)  STOCKHOLDERS' EQUITY (CONTINUED)
    During the year ended December 31, 1996, the Company recorded compensation expense of approximately $680,000 related to stock options granted to employees that were contingent on certain goals that were met in 1996.

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

    The following is a summary of all stock option activity during the three years ended December 31, 1998:

                                                                                                      WEIGHTED
                                                                        NUMBER OF                  AVERAGE OPTION
                                                                          SHARES    OPTION PRICE        PRICE
                                                                        ----------  -------------  ---------------
Options outstanding, December 31, 1995................................   3,382,444  $  1.15- 3.69     $    2.41
  Granted.............................................................     842,292     3.69-15.38         12.58
  Exercised...........................................................     (51,675)          1.54          1.54
                                                                        ----------
Options outstanding, December 31, 1996................................   4,173,061     1.15-15.38          4.47
  Granted.............................................................     130,200     9.25-12.38         10.33
  Exercised...........................................................    (148,898)    1.15- 2.53          1.84
  Terminated..........................................................      (9,425)    1.54- 2.53          2.41
                                                                        ----------
Options outstanding, December 31, 1997................................   4,144,938     1.15-15.38          4.75
  Granted.............................................................     664,691     2.94-13.60          6.64
  Exercised...........................................................    (192,406)    1.15- 2.53          2.22
  Terminated..........................................................     (68,392)    1.54-13.88          7.30
                                                                        ----------
Options outstanding, December 31, 1998................................   4,548,831  $  1.15-15.38     $    5.10
                                                                        ----------  -------------         -----
Options exercisable, December 31, 1998................................   3,066,748  $  1.15-15.38     $    3.13
                                                                        ----------  -------------         -----
                                                                        ----------  -------------         -----

                                                            OUTSTANDING                         EXERCISABLE
                                             ------------------------------------------  -------------------------
                                                            WEIGHTED        WEIGHTED                   WEIGHTED
                                                             AVERAGE         AVERAGE                    AVERAGE
                                             NUMBER OF      REMAINING       EXERCISE     NUMBER OF     EXERCISE
              EXERCISE PRICE                   SHARES     CONTRACT LIFE       PRICE        SHARES        PRICE
-------------------------------------------  ----------  ---------------  -------------  ----------  -------------
$1.15-1.54.................................     606,927          4.56       $    1.40       606,927    $    1.40
2.27-2.94..................................   1,848,991          6.23            2.44     1,679,679         2.45
3.46-4.62..................................     854,400          8.55            3.77       509,300         3.91
7.33-10.13.................................     581,688          9.07            9.24       248,167         9.39
10.88-15.38................................     656,825          8.16           13.71        22,675        13.67
                                             ----------                                  ----------
                                              4,548,831          7.08       $    5.10     3,066,748    $    3.13
                                             ----------           ---          ------    ----------       ------
                                             ----------           ---          ------    ----------       ------

                        SELFCARE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

(17)  STOCKHOLDERS' EQUITY (CONTINUED)
    The weighted average fair value under the Black-Scholes option pricing model of options granted during the years ended December 31, 1996, 1997 and 1998 under the Company's stock options is $8.76, $5.33 and $3.67, respectively.

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

                                                                                        YEARS ENDED DECEMBER 31,
                                                                                     -------------------------------
                                                                                       1996       1997       1998
                                                                                     ---------  ---------  ---------
Risk-free interest rate............................................................    6.2%       6.0%       5.0%
Expected dividend yield............................................................     --         --         --
Expected lives.....................................................................   5 years    5 years    5 years
Expected volatility................................................................     74%        51%        64%

                                                                              YEARS ENDED DECEMBER 31,
                                                                   ----------------------------------------------
                                                                        1996            1997            1998
                                                                   --------------  --------------  --------------
Net loss--
  As reported....................................................  $  (28,577,642) $  (24,710,294) $  (18,777,724)
  Pro forma......................................................     (29,878,119)    (26,269,519)    (21,380,111)

Net loss per share--
  As reported....................................................  $        (6.00) $        (3.36) $        (1.55)
  Pro forma......................................................           (6.27)          (3.56)          (1.76)

    Because the method prescribed by SFAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

                        SELFCARE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

(17)  STOCKHOLDERS' EQUITY (CONTINUED)
    (C)  WARRANTS

    The following is a summary of all warrant activity during the three years ended December 31, 1998:

                                                                                                  WEIGHTED AVERAGE
                                                               NUMBER OF SHARES   EXERCISE PRICE   EXERCISE PRICE
                                                               -----------------  --------------  -----------------
Warrants outstanding, December 31, 1995......................       2,034,890     $   1.54- 2.53      $    1.97
  Granted....................................................          54,090              12.88          12.88
                                                               -----------------  --------------         ------
Warrants outstanding, December 31, 1996......................       2,088,980         1.54-12.88           2.21
  Granted....................................................         267,979        11.94-13.96          11.93
  Exercised..................................................       1,145,664               2.93           2.93
                                                               -----------------  --------------         ------
Warrants outstanding, December 31, 1997......................       1,211,295         1.54-13.96           2.26
  Granted....................................................         242,308         6.21-10.13           8.42
  Exercised..................................................         438,841         1.54- 2.53           1.54
                                                               -----------------  --------------         ------
Warrants outstanding, December 31, 1998......................       1,014,762     $   1.54-13.96      $    4.03
                                                               -----------------  --------------         ------
                                                               -----------------  --------------         ------

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

    In October 1996, the Board of Directors adopted a resolution authorizing 10,000 shares of Series A convertible preferred stock, $.001 par value (the Series A Preferred Stock). In October 1996, the Company sold 5,500 shares of Series A Preferred Stock at a price of $1,000 per share to various foreign investors. The net proceeds of such sales of approximately $5,200,000 were used to fund a portion of the Orgenics

                        SELFCARE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

(17)  STOCKHOLDERS' EQUITY (CONTINUED)
purchase price. In 1996, 1997 and 1998, the Series A Preferred Stock converted into 22,892, 508,019 and 49,058 shares of common stock, respectively. As of December 31, 1998, all shares of the Series A Preferred Stock, plus total dividends of 155,806, have been converted into common stock.

    (F)  SERIES B PREFERRED STOCK

    On August 26, 1997, the Company sold to investors in a private placement an aggregate of 8,000 shares of Series B redeemable convertible preferred stock (the Series B Preferred Stock) and warrants (the Warrants) to purchase an aggregate of 114,628 shares of common stock (the Warrant Shares) for gross proceeds of $8,000,000.

    The original terms of the Series B Preferred Stock provided for a formula-based conversion price, as defined. During 1998, 3,120 shares of Series B Preferred Stock were converted into 809,809 shares of common stock. On January 22, 1999, the Company and the Series B preferred stockholders agreed to amend the terms of the Series B Preferred Stock, subject to shareholder approval. Under the amended terms, the Company will provide the Series B preferred stockholders a 15% premium on the face value of the preferred stock on the date of the amendment to the terms of the Series B Preferred Stock, subject to shareholder approval. The Company will record the value of this premium, approximately $794,000, on the amendment date. The amended terms also affect the conversion formula. The conversion price of the amended Conversion Shares of common stock will be equal to the aggregate stated value ($1,000 per share), plus any accrued but unpaid premium through the date of such conversion, divided by (i) $2 (the amended Fixed Conversion Price) if the shares are converted prior to July 20, 1999 and (ii) in the case of conversions after July 20, 1999, a conversion price equal to the lower of the Fixed Conversion Price or the Variable Conversion Price (defined as the average of the five lowest closing bid prices of the common stock during the 30 trading days preceding such conversion) then in effect. In the event the price per share rises to $3.25 or higher for any ten consecutive trading days after shareholder approval has been obtained, the Company may fix the conversion price at $2.00, by delivery of a written notice within five business days after the tenth trading day, effective thirty days after the delivery of such notice. The Company may require the conversion of all, but not less than all, of the Series B Preferred Shares, provided that the closing bid prices of the common stock are equal to or greater than $13.9581 (subject to adjustment as defined in the agreement) for 20 consecutive trading days preceding any such conversion. Any unconverted Series B Preferred Stock will automatically convert into shares of common stock on August 26, 2000.

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

                        SELFCARE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

(17)  STOCKHOLDERS' EQUITY (CONTINUED)
    Upon the original issuance of the Series B Preferred Stock and the Warrants, the Company allocated $310,045 of the proceeds to the Warrants. Also, pursuant to the original conversion terms whereby the Series B Preferred Stockholders were guaranteed a discount after May 24, 1998, the Company has recorded aggregate accretion of $2,049,545, which represents the maximum guaranteed return available to Series B Preferred Stockholders. This accretion was charged directly to accumulated deficit during 1997. Due to the redemption provision described above, the Company classified the Series B Preferred Stock outside of stockholders' equity in the accompanying consolidated balance sheets.

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

    Of the gross proceeds, the Company received Series C and E Preferred Stock proceeds of approximately $4,887,000 during December 1998 from certain officers, directors and previous investors of the

                        SELFCARE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

(17)  STOCKHOLDERS' EQUITY (CONTINUED)
Company. Because the Company and these investors effectively entered into an oral agreement regarding the terms of the investment prior to December 31, 1998, the Company recorded this amount as an advance on Series C and E Preferred Stock in 1998 and reclassified this amount to the respective series of Preferred Stock when the shares were issued in January 1999. The advance has been classified outside of stockholders' equity because of the redemption provisions described above.

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

                        SELFCARE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

(18)  INCOME TAXES (CONTINUED)
    The Company provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting and income tax purposes. The income tax effects of these temporary differences at December 31, 1997 and 1998 are as follows:

                                                                                         1997            1998
                                                                                    --------------  --------------
Deferred tax assets--
  Nondeductible reserves..........................................................  $      140,000  $      218,000
  Deferred revenue................................................................       1,209,000        (152,000)
  Net domestic and foreign operating loss and tax credit carryforwards............      20,089,000      17,416,000
                                                                                    --------------  --------------
                                                                                        21,438,000      17,482,000
                                                                                    --------------  --------------
Deferred tax liabilities--
  Depreciation....................................................................         (23,000)        (66,000)
  Other temporary differences.....................................................          (2,000)             --
                                                                                    --------------  --------------
                                                                                           (25,000)        (66,000)
                                                                                    --------------  --------------
Valuation allowance...............................................................     (21,413,000)    (17,416,000)
                                                                                    --------------  --------------
Net deferred tax asset............................................................  $           --  $           --
                                                                                    --------------  --------------
                                                                                    --------------  --------------

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

(19)  FINANCIAL INFORMATION BY SEGMENT

    The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, during the fourth quarter of 1998. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision making group is composed of the Chief Executive Officer, members of Senior Management and the Board of Directors.

                        SELFCARE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1998

(19)  FINANCIAL INFORMATION BY SEGMENT (CONTINUED)
    The Company's reportable operating segments are Diabetes, Women's Health, Clinical Diagnostics and Other.

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on earnings before interest and taxes (EBITA). Revenues are attributed to geographic areas based on where the customer is located. Segment information for the years ended December 31, 1996, 1997 and 1998 is as follows:

                                                                      CLINICAL     CORPORATE AND
                                      DIABETES     WOMEN'S HEALTH    DIAGNOSTICS       OTHER          TOTAL
                                    -------------  ---------------  -------------  -------------  --------------
1998
Net product sales from external
  customers.......................  $  57,215,716   $  40,451,437   $  15,852,391   $   562,055   $  114,081,599
Intersegment net sales............      1,115,379       2,386,889              --         2,104        3,504,372
Grant and other revenue...........      2,689,609              --              --     1,212,410        3,902,019
                                    -------------  ---------------  -------------  -------------  --------------
      Total net revenue...........     61,020,704      42,838,326      15,852,391     1,776,569      121,487,990

EBITDA............................     (3,949,964)      8,373,838         934,913    (3,047,265)       2,311,522

Depreciation and amortization.....      2,426,135       2,058,805       3,498,170       795,998        8,779,108

Interest income--
  External........................         89,165          43,025         103,238       349,351          584,779
  Intersegment....................             --          80,453              --     1,607,514        1,687,967
                                    -------------  ---------------  -------------  -------------  --------------
      Total interest income.......         89,165         123,478         103,238     1,956,865        2,272,746

Interest expense--
  External........................          6,667       2,975,774         241,000     6,341,794        9,565,235
  Intersegment....................      1,370,828          90,154         826,985            --        1,687,967
                                    -------------  ---------------  -------------  -------------  --------------
      Total interest expense......      1,377,495       3,065,928         467,985     6,341,794       11,253,202

Other items--
  Net charge on business
    dispositions, asset
    impairments and restructuring
    activities....................             --         858,751       4,577,994     2,105,338        7,542,083
  Equity in net income of
    affiliated company............             --              --              --       237,366          237,366

Income taxes......................         37,841         156,000         260,841        89,550          544,232

Assets............................     47,483,580      45,992,593       6,301,200    15,300,104      115,077,477

Expenditures for property, plant
  and equipment...................        814,061         136,718         256,931       234,780        1,442,480

                        SELFCARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1998

                                                                       CLINICAL     CORPORATE AND
                                       DIABETES     WOMEN'S HEALTH    DIAGNOSTICS       OTHER          TOTAL
                                    --------------  ---------------  -------------  -------------  -------------
1997
Net product sales from external
  customers.......................  $      434,476   $  31,817,105   $  18,122,176   $   517,464   $  50,891,221
Intersegment net sales............          42,820       1,479,288              --            --       1,522,108
Grant and other revenue...........              --              --              --     1,359,150       1,359,150
                                    --------------  ---------------  -------------  -------------  -------------
    Total net revenue.............         477,296      33,296,393      18,122,176     1,876,614      53,772,479
EBITDA............................     (14,263,131)      5,300,334       2,863,947    (3,208,548)     (9,307,398)
Depreciation and amortization.....         953,342       2,023,830       3,011,310       608,569       6,597,051
Interest income--
  External........................          97,420         186,867         148,531       535,522         968,340
  Intersegment....................           5,948          58,219              --     1,049,472       1,113,639
                                    --------------  ---------------  -------------  -------------  -------------
    Total interest income.........         103,368         245,086         148,531     1,584,994       2,081,979
Interest expense--
  External........................         322,245       1,831,841         696,906     2,635,843       5,486,835
  Intersegment....................         463,460         650,179              --            --       1,113,639
                                    --------------  ---------------  -------------  -------------  -------------
    Total interest expense........         785,705       2,482,020         696,906     2,635,843       6,600,474
Other items--
  Charge for in process research
    and development...............              --              --       3,303,300            --       3,303,300
  Noncash compensation charge.....              --              --              --       167,938         167,938
  Equity in net loss of affiliated
    company.......................              --              --              --      (327,000)       (327,000)
Income taxes......................         (13,938)        175,000          34,373           437         195,872
Assets............................      14,505,278      46,142,091      18,820,221    15,904,093      95,371,683
Expenditures for property, plant
  and equipment...................       3,773,561         414,967         976,409       236,015       5,400,952

                        SELFCARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1998

                                  (CONTINUED)

                                                                       CLINICAL     CORPORATE AND
                                       DIABETES     WOMEN'S HEALTH    DIAGNOSTICS       OTHER          TOTAL
                                    --------------  ---------------  -------------  -------------  -------------
1996
Net product sales from external
  customers.......................  $      223,438   $          --   $   6,590,510   $        --   $  14,066,630
Intersegment net sales............          71,398         465,823              --            --         537,221
Grant and other revenue...........       4,000,000              --              --       996,158       4,996,158
                                    --------------  ---------------  -------------  -------------  -------------
    Total net revenue.............       4,294,836         465,823       6,590,510       996,158      19,600,009
EBITDA............................      (5,637,123)     (2,969,260)        (55,501)      (60,975)     (8,722,859)
Depreciation and amortization.....         307,288          51,768         569,446       115,634       1,044,136
Interest income--
  External........................          90,066          41,730              --       411,651         543,447
  Intersegment....................              --              --              --            --              --
                                    --------------  ---------------  -------------  -------------  -------------
    Total interest income.........          90,066          41,730              --       411,651         543,447
Interest expense--
External..........................          28,348          81,774         502,882    10,948,272      11,561,276
  Intersegment....................              --              --              --            --              --
                                    --------------  ---------------  -------------  -------------  -------------
    Total interest expense........          28,348          81,774         502,882    10,948,272      11,561,276
Other items--
  Charge for in process research
    and development...............              --              --       4,396,700            --       4,396,700
  Noncash compensation charge.....              --              --              --     4,195,437       4,195,437
  Equity in net loss of affiliated
    company.......................              --              --              --      (200,000)       (200,000)
Income taxes......................              --              --              --            --              --
Assets............................       9,854,689       3,042,938      14,045,449    14,146,376      41,089,452
Expenditures for property, plant
  and equipment...................       3,867,187         600,338         189,534        92,417       4,749,476

RECONCILIATION OF EBITDA TO NET LOSS                                    1996            1997            1998
-----------------------------------------------------------------  --------------  --------------  --------------
EBITDA...........................................................  $   (8,722,859) $   (9,307,398) $    2,311,522
Depreciation and amortization expense............................      (1,044,136)     (6,597,051)     (8,779,108)
Amortization of deferred revenue.................................         996,158       1,359,150       3,902,019
Interest expense.................................................     (11,561,276)     (5,486,835)     (9,565,235)
Income taxes.....................................................              --        (195,872)       (544,232)
Other noncash items..............................................      (8,245,529)     (4,482,288)     (6,102,690)
                                                                   --------------  --------------  --------------
    Net loss.....................................................  $  (28,577,642) $  (24,710,294) $  (18,777,724)
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------

                        SELFCARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1998

                                  (CONTINUED)

    Revenues by geographic area for the years ended December 31, 1996, 1997 and 1998 were as follows:

                                                                                       REVENUE
                                                                     --------------------------------------------
                                                                         1996           1997            1998
                                                                     -------------  -------------  --------------
Geographic Area
  United States....................................................  $  11,534,753  $  31,721,014  $   95,649,297
  France...........................................................      1,514,632      4,733,787       4,362,890
  Germany..........................................................        373,294      1,002,511       2,302,177
  Other............................................................      5,640,109     14,793,059      15,669,254
                                                                     -------------  -------------  --------------
                                                                     $  19,062,788  $  52,250,371  $  117,983,618
                                                                     -------------  -------------  --------------
                                                                     -------------  -------------  --------------

    Long-lived tangible assets by geographic area were as follows:

                                                                                       LONG-LIVED TANGIBLE ASSETS
                                                                                       ---------------------------
GEOGRAPHIC AREA                                                                            1997           1998
-------------------------------------------------------------------------------------  -------------  ------------
  United Kingdom.....................................................................  $   5,960,317  $  5,678,913
  United States......................................................................      1,341,602       745,565
  Israel.............................................................................      2,039,000     1,297,000
  Other..............................................................................      1,167,113       480,386
                                                                                       -------------  ------------
                                                                                       $  10,508,032  $  8,201,864
                                                                                       -------------  ------------
                                                                                       -------------  ------------

(20) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

    Accrued expenses and other current liabilities consisted of the following at December 31, 1997 and 1998:

                                                                                            1997          1998
                                                                                        ------------  ------------
  Compensation and compensation-related...............................................  $  1,471,289  $  2,345,034
  Professional fees...................................................................       615,112       860,008
  Product return reserve..............................................................       257,042       106,048
  Advertising and marketing...........................................................       769,133       893,448
  Interest payable....................................................................     1,448,481       528,646
  Other...............................................................................     3,297,953     5,216,232
                                                                                        ------------  ------------
                                                                                        $  7,859,010  $  9,949,416
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                        SELFCARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1998

                                  (CONTINUED)

(21) VALUATION AND QUALIFYING ACCOUNTS

    The following table sets forth activity in the Company's accounts receivable reserve account:

                                                      BALANCE AT    PROVISION        OTHER      UNCOLLECTIBLE BALANCE AT
                                                     BEGINNING OF      FOR       ADDITIONS TO     ACCOUNTS      END OF
                                                        PERIOD       BAD DEBT    ALLOWANCES(1)  WRITTEN OFF     PERIOD
                                                     ------------  ------------  -------------  ------------  ----------
Year Ended December 31,
    1996...........................................       93,378       191,662        51,000        (19,821)     316,219
    1997...........................................      316,219     1,281,054            --        (46,804)   1,550,469
    1998...........................................    1,550,469       392,355        25,700        (31,666)   1,936,858

------------------------

(1) Additions arising through the acquisition of Orgenics in 1996 and Can-Am in 1998

                                                                    SLFCR-10K-99