Form 10-Q
period 1999-03-31
SELFCARE INC
filed 1999-05-17
CIK 915901

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 For the quarterly period ended March
31, 1999

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

                      Yes    X     No  ___

      The number of shares outstanding of the registrant's Common
Stock as of April 30, 1999 was 15,843,570.


     Transitional Small Business Disclosure Format (check one):

                      Yes            No   X


                         SELFCARE, INC.

                           FORM 10-Q

          For the Quarterly Period Ended March 31, 1999

  This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page 13 of this Form 10-Q and in the Company's Form 10-K/A as filed for the year ended December 31, 1998.



                     TABLE OF CONTENTS

                                                                       PAGE
 PART I. FINANCIAL INFORMATION

 Item 1. Consolidated Financial Statements (unaudited):

         a) Consolidated Statements of Operations for the three months ended March 31, 1999 and 1998.

         b) Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998.

         c) Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 1998.

         d)  Notes to Consolidated Financial Statements

 Item 2. Management's Discussion and Analysis of Financial
 Condition and Results of Operations



 PART II. OTHER INFORMATION

 Item 1. Legal Proceedings

 Item 2. Changes in Securities

 Item 3. Quantitative and Qualitative Disclosures about Market Risk

 Item 6. Exhibits and Reports on Form 8-K

    SIGNATURES


PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                         SELFCARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              1999                1998
                                                              ----                ----

Net product sales                                          $ 28,777,147       $ 23,984,871
Grants and other revenue                                        420,815            605,873
                                                           ------------       ------------
Net revenues                                                 29,197,962         24,590,744

Cost of sales                                                20,068,985         16,566,424
                                                           ------------       ------------
    Gross profit                                              9,128,977          8,024,320

Operating Expenses:
Research and development                                      1,224,709          1,563,179
Selling, general and administrative                           9,286,689          7,725,248

    Total operating expenses                                 10,511,398          9,288,427
                                                           ------------       ------------
Operating loss                                               (1,382,421)        (1,264,107)
                                                           ------------       ------------

Interest expense, including noncash interest
  expense relating to issuance of warrants and
  amortization of original issue discount                    (1,881,267)        (3,409,872)
Interest income                                                  81,434            181,533
Equity in net income of affiliate                                    --            108,000
Other income (expense)                                         (133,999)         1,469,737
                                                           ------------        ------------

  Loss before minority interest and dividends and
    accretion on mandatorily redeemable preferred
    stock of a subsidiary                                    (3,316,253)        (2,914,709)

Minority interest in subsidiary's loss                            1,092             36,789
Dividends and accretion on mandatorily
  redeemable preferred stock of a subsidiary                    (56,767)           (29,083)
                                                           -------------       ------------
  Loss before extraordinary loss and income taxes            (3,371,928)        (2,907,003)

Extraordinary loss on modification of
  notes payable                                                (306,092)                --
                                                            ------------       ------------

  Loss before income taxes                                   (3,678,020)        (2,907,003)

Provision for income taxes                                      244,303             90,000
                                                           ------------       ------------

  Net loss                                                 $ (3,922,323)      $ (2,997,003)
                                                           =============      =============

Basic and diluted net loss per common and
potential common share                                         $ (0.32)           $ (0.29)
                                                               ========            =======

Basic and diluted weighted average number of
common and potential common shares outstanding               15,651,965         10,297,174
                                                             ==========         ==========

   The accompanying notes are an integral part of these consolidated financial statements


                         SELFCARE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                MARCH  31,      DECEMBER 31,
                                                                  1999             1998
                                                                  ----             ----
                                                               (UNAUDITED)
                   ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                        $6,415,992      $9,199,630
Accounts receivable, net of allowance for doubtful
   accounts of $2,414,000 and $1,937,000 in 1999 and
1998, respectively                                               15,309,336      16,100,680
Inventories (Note 3)                                             11,423,304       9,949,347
Notes receivable from affiliated company                            495,672         727,926
Prepaid expenses and other current assets                         1,562,380       1,838,929
                                                                -----------     -----------
              Total current assets                               35,206,684      37,816,512

PROPERTY, PLANT AND EQUIPMENT, NET                                9,030,797       8,201,864
GOODWILL, TRADEMARKS AND OTHER INTANGIBLE
  ASSETS, NET                                                    65,603,215      66,458,857
DEFERRED FINANCING COSTS AND OTHER ASSETS, NET                    2,283,568       2,600,244
                                                                -----------     -----------
                                                               $112,124,264    $115,077,477
                                                               ============    ============
                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of notes payable                             $10,313,011     $12,071,650
   Accounts payable                                              15,095,765      11,960,808
   Accrued expenses and other current liabilities                 9,294,398       9,949,416
   Current portion of deferred revenue                              359,431         726,458
                                                                -----------     -----------
              Total current liabilities                          35,062,605      34,708,332

LONG-TERM LIABILITIES:
   Deferred revenue, net of current portion                         425,578         517,190
   Other long-term liabilities                                      180,000         173,000
   Notes payable, net of current portion                         47,937,661      50,409,484
                                                                -----------     -----------
              Total long-term liabilities                        48,543,239      51,099,674

COMMITMENTS AND CONTINGENCIES (Notes 5 through 7)

MINORITY INTEREST IN SUBSIDIARY                                       2,974           4,122
                                                                -----------     -----------
MANDATORILY REDEEMABLE PREFERRED STOCK OF A
  SUBSIDIARY                                                      3,775,018       3,718,251
                                                                -----------     -----------
SERIES B CONVERTIBLE PREFERRED STOCK, $.001 par value
Issued and outstanding -  4,720 and 4,880 in
 1999 and 1998, respectively                                      6,259,798       5,651,235
                                                                -----------     -----------
REDEEMABLE PORTION OF SERIES C, D AND E PREFERRED
  STOCK, $001 par value
  Issued and outstanding - 14,228 and 0 shares in 1999
   and 1998, respectively                                         1,487,486       4,887,000
                                                                -----------     -----------
STOCKHOLDERS' EQUITY:


 Series C, D and E  Convertible Preferred Stock, $.001
 par value - Issued and outstanding - 59,813 and 0 shares
  in 1999 and 1998, respectively                                  5,981,334              --
 Common stock, $.001 par value -
   Authorized - 40,000,000 shares
   Issued -16,587,248 and 15,852,319 shares in 1999
    and 1998, respectively                                           16,587          15,852
  Additional paid-in capital                                    109,125,506     107,724,384
  Less-Treasury stock, at cost, 743,678 shares in 1999
   and 1998                                                      (3,724,900)     (3,724,900)
  Accumulated deficit                                           (94,095,279)    (89,089,215)
  Accumulated other comprehensive income (loss)                    (310,104)         82,742
                                                                -----------     -----------
              Total stockholders' equity                         16,993,144      15,008,863
                                                                -----------     -----------
                                                               $112,124,264    $115,077,477
                                                               ============    ============


   The accompanying notes are an integral part of these consolidated financial statements

                         SELFCARE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED MARCH 31,
                                                                      1999                    1998
                                                                      ----                    -----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                         $ (3,922,323)          $ (2,997,003)
 Adjustments to reconcile net loss to net cash used in
 operating Activities:
  Accretion on preferred stock of a subsidiary                          56,767                 29,083
  Noncash interest expense related to amortization of
   original issue discount and issuance of warrants                     83,064              1,171,685
  Noncash portion of extraordinary loss on
   modification of notes payable                                       227,997                      -
  Noncash income related to legal settlement                                 -             (1,498,844)
  Amortization of deferred revenue                                    (417,644)              (614,730)
  Depreciation and amortization                                      1,685,245              2,053,688
  Equity in net loss of affiliate                                            -               (108,000)
  Minority interest in subsidiary's loss                                (1,092)               (36,789)
  Changes in assets and liabilities:
   Accounts receivable                                                 422,638             (5,554,016)
   Inventories                                                      (1,667,009)            (5,017,676)
   Prepaid expenses and other current assets                        (2,693,880)              (862,934)
   Accounts payable                                                  6,483,630              8,168,052
   Accrued expenses and other current liabilities                     (577,187)             2,047,521
                                                                    ------------           ------------
                Net cash used in operating activities                 (319,794)            (3,219,963)
                                                                    ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                        (1,761,508)              (392,320)
  Cash received from affiliated company as repayment of loan           244,875                      -
  Cash paid for acquisition of Can-Am Care Corporation                       -            (13,600,000)
  Cash paid for purchase of USB '93 Technology
   Associates Limited Partnership                                            -               (360,000)
  Cash paid for investment in Orgenics Ltd.                                  -                (60,328)
  Increase in other assets                                                   -               (212,196)
                                                                    ------------           ------------
                  Net cash used in investing activities             (1,516,633)           (14,624,844)
                                                                    ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash paid for deferred financing costs                                      -            (1,874,942)
  Net proceeds from issuance of common stock, preferred
   stock and warrants to purchase common stock                       2,739,774                540,732
  Proceeds from borrowings under notes payable                          63,000             38,390,763
  Repayments of notes payable                                       (3,713,162)           (24,617,688)
                                                                    ------------           ------------
                 Net cash provided by (used in)
                 financing activities                                 (910,388)            12,438,865
                                                                    ------------           ------------

FOREIGN EXCHANGE EFFECT ON CASH AND CASH EQUIVALENTS                   (36,823)              (141,774)
                                                                    ------------           ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                           (2,783,638)            (5,547,716)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                         9,199,630             15,669,898
                                                                    ------------           ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $ 6,415,992           $ 10,122,182
                                                                    ===========            ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid for -
    Interest                                                       $ 1,438,943              $ 892,135
                                                                    ==========             ==========

    Income taxes                                                     $ 191,000              $ 258,814
                                                                    ==========             ==========

   The accompanying notes are an integral part of these consolidated financial statements


              SELFCARE, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1) Basis of Presentation of Financial Information

  The accompanying consolidated financial statements of Selfcare, Inc. and its subsidiaries (the "Company" or "Selfcare") are condensed and unaudited. In the opinion of management, the unaudited, condensed, consolidated financial statements contain all adjustments considered normal and recurring necessary for their fair presentation. Interim results are not necessarily indicative of results to be expected for the year. These interim financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of operations, financial position, and cash flows of the Company, in conformity with generally accepted accounting principles. The Company filed audited consolidated financial statements, which included information and footnotes necessary for such presentation for the year ended December 31, 1998 on Form 10-K/A. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the period ended December 31, 1998 included on Form 10-K/A filed with the Securities and Exchange Commission.

2) Cash and Cash Equivalents

  The Company considers all highly liquid cash investments with maturities of three months or less at the date of acquisition to be cash equivalents. At March 31, 1999, the Company's cash equivalents consisted of repurchase agreements and money market funds. The Company follows the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". As of December 31, 1998 and March 31, 1999, all of the Company's cash equivalents are classified as held to maturity and carried at amortized cost.

3) Inventories

  Inventories are comprised of the following:


                                March 31, 1999         December 31, 1998
                                --------------         -----------------
                                 (unaudited)

   Raw materials                    $ 2,912,865         $ 2,879,965
   Work in-process                    1,794,008             890,483
   Finished goods                     6,716,431           6,178,899
                                   ------------         -----------
                                   $ 11,423,304         $ 9,949,347
                                  =============         ===========

4) Nonrecurring, non-cash income and expenses

  For the three months ended March 31, 1999, the Company recognized a $306,000 extraordinary loss, of which $228,000 was noncash, related to the modification of the Senior Subordinated Convertible Notes (see Note 6). Also, for the three months ended March 31, 1999, the Company recognized $83,000 of noncash interest expense related to the amortization of the original issue discount and the issuance of warrants.

  For the three months ended March 31, 1998, the Company recognized $1.5 million of noncash income related to 155,724 shares of the Company's Common Stock received into treasury in connection with the settlement agreement dated March 6, 1998 by and between the Company, Trinity Biotech PLC, Flambelle Limited and Eastcourt Limited. Also, for the three months ended March 31, 1998, the Company recognized $1.2 million of noncash interest expense for the amortization of the original issue discount on convertible notes.

5) Series B Preferred Stock

  On August 26, 1997, the Company sold to investors in a private placement an aggregate of 8,000 shares of Series B redeemable convertible preferred stock (the Series B Preferred Stock) and warrants (the Warrants) to purchase an aggregate of 114,628 shares of common stock for gross proceeds of $8,000,000.

  The original terms of the Series B Preferred Stock provided for a formula-based conversion price. During 1998, 3,120 shares of Series B Preferred Stock were converted into 809,809 shares of common stock. On January 22, 1999 (the Amendment Date), the Company and the holders of Series B Preferred Stock agreed to amend the terms of the Series B Preferred Stock, subject to shareholder approval. Under the amended terms, the Company provided a 15% premium on the face value of the Series B Preferred Stock on the Amendment Date to the terms thereof, subject to shareholder approval. The Company recorded the value of this premium as a charge to retained earnings, approximately $794,000, on the Amendment Date. The amended terms also affect the conversion formula. The conversion price of the amended Series B Preferred Stock to common stock will be equal to the aggregate stated value ($1,000 per share), plus any accrued but unpaid premium through the date of such conversion, divided by
(i) $2 (the amended Fixed Conversion Price) if the shares are converted prior to July 20, 1999 and (ii) in the case of conversions after July 20, 1999, a conversion price equal to the lower of $2.00 or the Variable Conversion Price (defined as the average of the five lowest closing bid prices of the common stock during the 30 trading days preceding such conversion) then in effect. In the event the price per share is $3.25 or higher for any ten consecutive trading days after shareholder approval has been obtained, the Company may fix the conversion price at $2.00, by delivery of a written notice within five business days after the tenth trading day, effective thirty days after the delivery of such notice. The Company may require the conversion of all, but not less than all, of the shares of Series B Preferred Stock, provided that the closing bid price of the common stock is equal to or greater than $13.9581 (subject to adjustment as defined in the agreement) for 20 consecutive trading days preceding any such conversion. During the three months ended March 31, 1999, 160 shares of Series B Preferred Stock were converted into 80,090 shares of common stock. Any unconverted Series B Preferred Stock will automatically convert into shares of common stock on August 26, 2000.

  The Series B Preferred Stock may also be redeemed by the Company for cash, under certain circumstances as set forth below.
In addition, a holder of Series B Preferred Stock may require the Company to redeem any or all of such holder's Series B Preferred
Stock, under certain circumstances.

  Upon shareholder approval, after July 20, 1999, the Company may redeem not less than 50% of the outstanding shares of Series B Preferred Stock at its option at the face amount, plus accrued premium and any conversion default payments in the event the price of the Company's common stock is less than $2.00 for at least ten consecutive trading days prior to the date of such redemption. As of March 31, 1999 all warrants remain outstanding and exercisable. Both the exercise price and the number of warrant shares issuable under the warrant are subject to antidilution provisions, as defined.

  Upon the original issuance of the Series B Preferred Stock and the Warrants, the Company allocated $310,045 of the proceeds to the Warrants. Due to the redemption provision described above, the Company classified the Series B Preferred Stock outside of stockholders' equity in the accompanying consolidated balance sheets.

6) Senior Subordinated Convertible Notes

  On October 28, 1997, the Company sold, in a private placement, senior subordinated convertible notes (the Convertible Notes) having an aggregate face value of $10,000,000 and warrants (the Convertible Note Warrants) to purchase up to 106,700 shares of common stock to two institutional investors for gross proceeds of $10,000,000.

  The principal of the Convertible Notes was originally payable on October 28, 2002. Interest on the unpaid principal accrued at the rate of 8% per year payable in cash or, at the Company's option subject to certain conditions, shares of common stock calculated at a price per share equal to the recent market price (Recent Market Price). The Recent Market Price as of any date is the lowest market price at which shares of Common Stock traded at any time during the five trading days immediately preceding such date. During an occurrence of an event of default (as defined), the outstanding principal amount and accrued but unpaid interest will accrue interest at a rate of the lower of Citibank's Prime Rate (7.75% at December 31, 1998) per year plus 8% or the highest rate permitted by law.

  Shoreline Pacific Institutional Finance, the Institutional Division of Financial West Group (Shoreline), acted as placement agent for the offering of the Convertible Notes and the Convertible Note Warrants. As compensation for its services as placement agent, Shoreline received a cash commission of $500,000, representing 5% of the gross proceeds of the offering. In addition, the Company issued four warrants to purchase up to an aggregate of 31,250 shares of Common stock with the same terms as the Convertible Note Warrants to certain designees of Shoreline (the Shoreline Warrants). The Company recorded both the cash commission paid to Shoreline and the value of the Shoreline Warrants, an aggregate of $600,000 as deferred financing costs. Such costs are included as a component of other assets and are being amortized over the life of the Convertible Notes.

  Upon issuance of the Convertible Notes and Convertible Note
Warrants, the Company allocated $662,657 of the proceeds to the Convertible Note Warrants and amortized the related original issuance discount over 270 days, the period for which the original terms of the conversion were most beneficial to the Convertible Noteholders. Also, pursuant to the conversion terms whereby the Convertible Noteholders were guaranteed a discount after the 180th day, the Company recorded an additional original discount of $1,185,864, which represents the maximum guaranteed return available to the Convertible Noteholders on the issuance date.
This portion of the original issuance discount was also amortized over 270 days in a manner consistent with the sliding scale discount. The non-cash interest expense related to the amortization of the aggregate original issuance discount was $1.1 million for the three months ended March 31, 1998.

  The original terms of the Convertible Notes provided for a formula-based conversion price and allowed the Company to repay the Convertible Notes prior to the due date for a 5% premium, provided, however, that the Company's stock price had to meet certain performance criteria for the Company to exercise this right. During 1998, Convertible Noteholders converted Convertible Notes representing an aggregate face value of $6,221,846 into 2,313,822 shares of common stock. In January 1999, Convertible Noteholders converted Convertible Notes representing an aggregate face value of $904,130 into 500,000 shares of common stock.

  In January 1999, the Company and the Convertible Noteholders agreed to amend the terms of the Convertible Notes by changing the maturity date and conversion terms, as well as canceling the Convertible Note Warrants. Pursuant to the amended terms, the Company made an immediate payment of $859,049 representing $780,954 of face value of the original Convertible Notes plus a 10% premium. The remaining Convertible Notes were amended and replaced with amended notes (the New Convertible Notes). The face value of the New Convertible Notes is equal to the face value of the canceled Convertible Notes plus a 15% premium. The New Convertible Notes mature on July 12, 1999, bear an interest rate of 8% and provide for a fixed conversion price of $2.00. The Company accounted for this transaction in January, 1999 following the provisions of Emerging Issues Task Force (EITF) Issue No. 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments, and recorded an extraordinary loss of approximately $306,000, net of the amount deemed to have been paid to reacquire the Convertible Note Warrants. Since the new conversion feature was less beneficial to the Convertible Noteholders than that to which they were entitled on the date of the amendment, the Company did not perform any further accounting for such conversion feature.

7) Series C, D and E Preferred Stock

  On January 8, 1999, the Company sold in a private placement 56,842 shares of Series C convertible preferred stock (Series C Preferred Stock), 3,030 shares of Series D convertible preferred stock (Series D Preferred Stock) and 14,169 shares of Series E convertible preferred stock (Series E Preferred Stock) (collectively, the Preferred Shares) to investors (the Preferred Investors) at an aggregate purchase price of $7.4 million. The Preferred Investors include certain officers and directors of the Company. Each Preferred Share accrues a dividend of 7% per annum (the Dividend). The Preferred Shares are convertible into shares of common stock. The actual number of shares of common stock issuable upon conversion of a Preferred Share is equal to the aggregate stated value per share (i.e. $100), plus any accrued and unpaid Dividend (unless the Company elects to pay such dividend in cash) through the date of such conversion, divided by a conversion price initially equal to $1.8125 per share for the Series C Preferred Stock, $2.00 per share for the Series D Preferred Stock and $3.028 per share for the Series E Preferred Stock (in each case, the Conversion Price). The Conversion Price is subject to adjustment for stock splits, stock dividends, recapitalizations and similar transactions. All Preferred Shares not previously converted will automatically convert into common stock on January 8, 2002.

  The Company's annual meeting of shareholders will be held on May 20, 1999 to approve, among other proposals, the issuance of the Preferred Shares. No holder of any Preferred Share is entitled to convert such securities until the earlier of April 30, 1999 or shareholder approval of the issuance of such Preferred Shares. If the shareholders do not approve the issuance of the Preferred Shares, and any holder of the Preferred Shares gives the Company a conversion notice on or after April 30, 1999, then the Company will give all holders of the Preferred Shares notice of their right to convert up to a pro rata portion of the aggregate number of shares which may be issued under the applicable rules and regulations of the American Stock Exchange. In such event, if the total number of shares of common stock issuable upon conversion of the Preferred Shares for which conversion is requested (the Requested Shares) exceeds the number of such permitted shares, then the Company will convert, on a pro rata basis, only such portion of Preferred Shares as is convertible into the number of such permitted shares, and will redeem the remaining Preferred Shares for cash. If, however, the total number of shares of common stock issuable upon conversion of the Requested Shares does not exceed the number of such permitted shares, then the Company will automatically convert the Requested Shares and redeem all remaining outstanding Preferred Shares. In such an event, the Company has the option of redeeming a percentage of such Preferred Shares in shares of common stock so long as the aggregate number of shares of common stock issuable upon conversion and redemption does not exceed the number of permitted shares. Due to the redemption possibility described above, certain shares have been reclassified to equity.

  The Conversion Prices for the Series C and Series D Preferred Stock represent the closing prices of the Company's common stock on the dates that the parties agreed to the terms of the investment. The Conversion Price for the Series E Preferred Stock represents a 15% discount to the fair value of the common stock on the day prior to the applicable agreement. The Company accounted for this guaranteed return of $212,550 in January 1999 and is amortizing such return through the earliest date on which the Preferred Shares may be converted (April 30, 1999). For the three months ended March 31, 1999 the dividend related to the guaranteed return was $159,413. The Company also recorded $117,857 representing the 7% dividend accrued for the three months ended March 31, 1999.

  Certain of the Preferred Shares were issued to satisfy currently due debt obligations plus accrued interest. The Company issued 9,662 shares of Series C and E Preferred Stock as payment, on such obligations. The terms and conditions surrounding the issuance of these shares was the same as for the Preferred
Investors that paid cash.

8) Settlement with Enviromed

  In connection with the dispute with Enviromed plc ("Enviromed"), the Company reached a settlement in February 1999 whereby (i) Enviromed's board of directors was restructured and the Company's Chief Executive Officer was replaced as a board member of Enviromed by another Company executive; (ii) the repayment terms of the 437,000 Pounds (approximately $728,000) note due from Environmed were amended to require repayment during 1999; and (iii) Enviromed agreed to pay the Company an amount up to a maximum of 500,000 Pounds (approximately $835,000) based upon purchases made by the Company from an Enviromed subsidiary in excess of certain minimums. The Company received 150,000 Pounds ($245,000) in February 1999 as the first installment pursuant to the note repayment terms under the settlement. Payments of 100,000 Pounds and 187,000 Pounds are due in August 1999 and November 1999, respectively.

9) Net Loss per Common Share

  The Company follows the provisions of SFAS No. 128, "Earnings per Share", which established new standards for calculating and presenting earnings per share. Basic net loss per share was computed by dividing reported net loss less Preferred Stock dividends and premiums by the weighted average number of common shares outstanding during the period. Diluted net loss per share for the periods presented is the same as basic net loss per share since the inclusion of the potential common stock equivalents would be antidilutive.

  For the three months ended March 31, 1999, the Company recorded premiums of approximately $808,000 on Series B Convertible
Preferred Stock and dividends of approximately $277,000 on Series
C, D and E Convertible Preferred Stock.

Reconciliation of numerator in EPS calculation

                               Three Months Ended March 31,
                               ----------------------------
                                       1999           1998
                                       ----           ----
Net loss                         $ (3,922,323)   $ (2,997,003)
Premium on Series B Preferred
 Stock                               (808,453)             --
Dividends on Series C, D and E
 Preferred Stock                     (277,270)             --
                                 -------------   -------------
Loss available to Common
 Shareholders                    $ (5,008,046)   $ (2,997,003)
                                 =============   =============

10) Comprehensive Income

  SFAS No. 130, "Reporting Comprehensive Income" requires disclosure of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's only item of other comprehensive income relates to foreign currency translation adjustments. Comprehensive income for the three months ended March 31, 1999 and 1998 was approximately $391,000 and $241,000 less than reported net income, respectively, due to foreign currency translation adjustments.

11)  Financial Information by Segment

  SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision making group is composed of the Chief Executive Officer, members of Senior Management and the Board of Directors.

  The Company's reportable operating segments are Diabetes, Women's Health, Clinical Diagnostics and Other. The Company evaluates performance based on earnings before interest, taxes, depreciation and amortization (EBITDA). Segment information for the three months years ended March 31, 1998 and 1999 is as follows:

                                               Women's       Clinical     Corporate and
                            Diabetes           Health      Diagnostics     Other             Total
                            --------          -------      -----------   -------------    -------------
Three Months Ended
March 31, 1999
--------------

Net produt sales from
external customers          $ 15,019,287    $ 10,771,874   $ 2,985,986    $         -      $   28,777,147
Intersegment net sales           127,929       1,171,677            -               -           1,299,606
Grant and other revenue          316,441              -             -         104,374             420,815
                              ---------------------------------------------------------------------------
Total net revenue             15,463,657      11,943,551     2,985,986        104,374          30,497,568

EBITDA                            90,119       1,743,706      (483,309)    (1,517,901)           (167,385)

Assets                        48,450,532      45,451,287     6,493,688     11,728,757         112,124,264

                                               Women's       Clinical     Corporate and
                            Diabetes           Health      Diagnostics     Other            Total
                            --------          -------      -----------   ------------      ----------

At December 31, 1998
--------------------
Assets                        47,483,580      45,992,593    6,301,200     15,300,104        115,077,477

                                               Women's       Clinical     Corporate and
                            Diabetes           Health      Diagnostics      Other           Total
                            --------          --------     -----------   ------------     -----------

Three Months Ended
March 31, 1998
---------------
Net product sales from
external customers          $ 10,490,333   $  9,435,193  $  3,965,140   $    94,205      $   23,984,871
Intersegment net sales           458,384        362,859        62,389             -             883,632
Grant and other revenue          276,168              -            -        329,705             605,873
                            ---------------------------------------------------------------------------
Total net revenue             11,224,885      9,798,052     4,027,529       423,910          25,474,376

EBITDA                        (1,625,117)     2,107,864       845,500      (837,625)            490,622

                            Three Months Ended March 31,
                               1999              1998
                               -----              ----
Reconcilation of EBITDA to Net Loss

EBITDA                     $   (167,385)      $    490,622
Depreciation and
 amortization expense        (1,685,245)        (2,053,688)
Amortization of
 deferred revenue               417,644            614,730
Interest expense             (1,881,267)        (3,409,872)
Income taxes                   (244,303)           (90,000)
Noncash income related
 to legal settlement                  -          1,498,844
Other noncash items            (361,767)           (47,639)
                             ------------------------------
Net loss                   $ (3,922,323)      $ (2,997,003)
                            ===============================


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

RESULTS OF OPERATIONS

  Net Revenues. Net revenues increased $4.6 million, or 19%, to $29.2 million for the three months ended March 31, 1999 from $24.6 million for the three months ended March 31, 1998. The increase in revenues was derived primarily from (i) a full quarter of sales from Can-Am Care Corporation ("Can-Am"), which was acquired in February 1998 and (ii) increased sales of the FastTake system. Net sales from the Company's diabetes management segment were approximately $15.0 million for the three months ended March 31, 1999, an increase of $4.5 million or 43% as compared to net sales of $10.5 million for the three months ended March 31, 1998. The diabetes management net product sales accounted for 51% of the Company's net revenues for the three months ended March 31, 1999 compared to 43% of the net revenues for the three months ended March 31, 1998. Net sales from the Company's women's health segment were $10.8 million for the three months ended March 31, 1999, an increase of $1.4 million or 14% as compared to $9.4 million for the three months ended March 31, 1998. Although the net sales of women's health products increased, they accounted for a smaller percentage of the Company's net revenues due to the increased sales of the diabetes management products. The women's health product sales accounted for 37% of the Company's total net revenues for the three months ended March 31, 1999 compared to 38% of the total net revenues for the three months ended March 31, 1998. The Company's subsidiary, Inverness Medical, Inc. ("IMI"), introduced
SoyCare Trademark for Menopause and SoyCare Trademark for Bone Health, new additions to the Company's line of nutritional supplements, in July 1998 and introduced Protegra Registered Cardio and SoyCare Trademark for Prostate in the first quarter of 1999. Another factor in the increased net sales of the women's health segment was an increase in sales of branded and private label pregnancy and ovulation tests. Net sales of the clinical diagnostic products for the three months ended March 31, 1999 were $3.0 million, a decrease of $1.0 million or 25% from net sales of $4.0 million for the three months ended March 31, 1998. The decrease in clinical diagnostic product sales was due to the Company's sale of the clinical diagnostics business of Cambridge Diagnostics Ireland Limited, a wholly owned Irish subsidiary, in September 1998. The clinical diagnostic product sales accounted for 10% of the Company's total net revenues for the three months ended March 31, 1999 compared to 16% of the total net revenues for the three months ended March 31, 1998. Grant and other revenue was $421,000 for the three months ended March 31, 1999 compared to $606,000 for the three months ended March 31, 1998.

  Gross profit. Gross profit increased by $1.1 million or 14% to $9.1 million for the three months ended March 31, 1999 from $8.0 million for the three months ended March 31, 1998. Gross profit as a percentage of net revenues decreased to 31% for the three months ended March 31, 1999 from 33% of net revenues for the three months ended March 31, 1998. The increase in the absolute amount of gross profit dollars was derived from increased net sales of diabetes management products. The decrease in gross profit as a percentage of net revenues was due to decreased sales of clinical diagnostics products and because SoyCare, one of the new products introduced in July 1998, has a higher product cost than the Company's other nutritional supplements.

  Research and Development Expense. Research and development expense decreased by $338,000 or 22% for the three months ended March 31, 1999 to $1.2 million from $1.6 million for the three months ended March 31, 1998. The decrease in research and development expense was primarily due to decreased expenses related to the development of the FastTake system. Although the research and development expense has decreased during the three months ended March 31, 1999, the Company expects to spend significant and increasing amounts on research and development throughout 1999.

  Selling, General and Administrative Expense. Selling, general, and administrative expense increased $1.6 million or 20% to $9.3 million for the three months ended March 31, 1999 from $7.7 million for the three months ended March 31, 1998. The increase was primarily attributable to the effect of a full quarter of selling, general and administrative expenses of Can-Am, which was acquired on February 18, 1998, and increased legal expenses related to the Company's defense of the Abbott lawsuits.
Selling, general and administrative expense, as a percentage of net revenues, was approximately the same for both periods.


  Interest Expense. For the three months ended March 31, 1999 the Company incurred $1.9 million in interest expense, a decrease of $1.5 million compared to $3.4 million for the three months ended March 31, 1998. Interest expense related to the Senior Subordinated Convertible Notes decreased $1.6 million offset slightly by increased interest on the Subordinated Revenue Royalty Notes and Subordinated Promissory Notes. This decrease was due to a decline of the principal balance of the Senior Subordinated Convertible Notes and because in the three months ended March 31, 1998, the Company recognized $1.2 million of noncash interest expense for the amortization of the original issue discount on Senior Subordinated Convertible Notes.

  Other income (expense). The Company incurred other expense of $134,000 for the three months ended March 31, 1999 compared to other income of $1.5 million for the three months ended March 31, 1998. The other expense for the three months ended March 31, 1999 includes foreign currency transaction expense. For the three months ended March 31, 1998, the Company recognized $1.5 million of noncash income related to 155,724 shares of the Company's Common Stock received into treasury in connection with the settlement agreement dated March 6, 1998 by and between the Company, Trinity Biotech PLC, Flambelle Limited and Eastcourt Limited. Fluctuations in foreign currency did not significantly impact revenue performance measured in U.S. dollars for the three months ended March 31, 1999. Substantially all of the Company's foreign sales are paid in the functional currency of the selling entity.

  Dividends and accretion on mandatorily redeemable preferred stock of a subsidiary and Minority Interest. The Company's subsidiary in Inverness, Scotland accrued $57,000 for the three months ended March 31, 1999, representing a 6% dividend payable and accretion on the outstanding cumulative redeemable preference shares, as compared to $29,000 for the three months ended March 31, 1998. In October 1998, an additional 1,000,000 shares of 6% cumulative redeemable preference stock of Inverness Medical were issued to Inverness & Nairn Local Enterprise Company, a U.K. government agency, for approximately $1.7 million. Minority interest in certain of the Company's subsidiaries' losses was $1,000 for the three months ended March 31, 1999 as compared to $37,000 for the three months ended March 31, 1998.

  Extraordinary Loss. For the three months ended March 31, 1999, the Company recorded an extraordinary loss of approximately
$306,000 ($228,000 of which is noncash expense) for the modification of the Senior Subordinated Convertible Notes.

   Income Taxes. For the three months ended March 31, 1999, the Company recorded provisions of $244,000 for income taxes compared to $90,000 for the three-month period ending March 31, 1998. Substantially all of the income tax provisions reflect certain state income taxes relating to IMI and Can-Am.

  Net Loss. For the three months ended March 31, 1999, the
Company had a net loss of $3.9 million or $0.32 per common and potential common share compared to a net loss of $3.0 million or $0.29 per common and potential common share for the three months ended March 31, 1998. The results for the three-month periods ending March 31, 1998 and March 31, 1999 included significant non-recurring, noncash charges and income as detailed above. The loss per share for the three months ending March 31, 1999 also includes premiums of approximately $808,000 on Series B Convertible Preferred Stock and dividends of approximately $277,000 on Series C, D and E Convertible Preferred Stock.

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

  On January 8, 1999, the Company sold in a private placement 56,842 shares of Series C convertible preferred stock (Series C Preferred Stock), 3,030 shares of Series D convertible preferred stock (Series D Preferred Stock) and 14,169 shares of Series E convertible preferred stock (Series E Preferred Stock) (collectively, the Preferred Shares) to investors (the Preferred Investors) at an aggregate purchases price of $7.4 million (see
Note 7 of the "Notes to Consolidated Financial Statements").

  At March 31, 1999, the Company had cash and cash equivalents of $6.4 million, a $2.8 million decrease from December 31, 1998.
The Company used cash of $320,000 in operating activities in the
three months ended March 31, 1999.   The Company incurred a net
loss of $3.9 million. However, the net loss includes noncash expenses of $1.6 million. Other uses of cash in operating activities included increases in inventories, prepaid expenses and other current assets totaling approximately $4.4 million reflecting the Company's working capital needs related to its increase in sales. Cash was provided for operations in part by a net increase in accounts payable, accrued expenses, and other current liabilities of $5.9 million and by a decrease in accounts receivable of $423,000.

  During the three months ended March 31, 1999, the Company used $1.8 million to purchase property, plant and equipment. The Company received approximately $245,000 (150,000 Pounds) from Enviromed, an affiliated company, in February 1999 as the first installment pursuant to the note repayment terms under the settlement. Payments of 100,000 Pounds and 187,000 Pounds are due in August 1999 and November 1999, respectively.

  During the three months ended March 31, 1999, the Company received proceeds of $3.3 million from the issuance of common stock and preferred stock. In addition, the Company also repaid approximately $3.7 million, in aggregate, of principal related to loans by Chase Manhattan Bank and the Senior Subordinated Convertible Notes (see Note 6 of the "Notes to Consolidated Financial Statements").

  Based upon its current operating plans, the Company believes that its existing capital resources will be adequate to fund its operations and scheduled debt payments for the remainder of the year. The Company may expand its research and development of new technologies and pursue the acquisition of new products and technologies, whether through licensing arrangements, business acquisitions, or otherwise. The Company anticipates that it will be required to raise substantial additional funds for such projects or strategies. No assurance can be given that additional capital will be available, or, if available, that it will be available on acceptable terms. If additional funds are raised by issuing equity securities, further dilution to then existing stockholders will result. If adequate funds are not available, the Company may not be able to pursue desirable research and development programs unless it obtains funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies or products which the Company would otherwise pursue on its own.


CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

  There are various risks, including those described below, which may materially impact your investment in Selfcare or may in the future, and, in some cases, already do, materially affect us and our business, financial condition and results of operations. You should consider carefully these factors with respect to your investment in the Company's securities. This section includes or refers to certain forward-looking statements; you should read the explanation of the qualifications and limitations on such forward-looking statements discussed on page 20.

Risk of Inadequate Funding; Future Capital Needs

  Selfcare anticipates that during 1999, it may need to raise additional capital to help fund our aforementioned research and development of new products and technology, through borrowing, or the issuance of debt or equity securities, or in connection with agreements which might be made with one or more collaborative partners. We are not certain that such additional financing will be available, or, if available, that it will be available on acceptable terms. For additional information on the Company's liquidity and capital needs, please see the section entitled Liquidity and Capital Resources in this "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Risks Related to New Product Development

  Some of our products are available for commercial sale, including certain professional diagnostic products for infectious diseases, women's health products produced by third-party manufacturers, FastTake Registered diabetes care products, blood glucose strips and nutritional supplements. All of our other products are in various stages of research and development and are not generating revenue. We must develop these products and perform pre-clinical and clinical testing before we can sell these products to the public. At this stage, we cannot be certain that:

     * any of the products under development will prove to be safe or effective in clinical trials;

     * we will be able to obtain regulatory approval to market any of our products that are in development or contemplated;

     * any of such products can be manufactured at acceptable cost and with appropriate quality; or

     * any of such products, if and when approved, can be successfully marketed.

Risks Related to the LifeScan Alliance

  In 1995, we entered into an exclusive worldwide alliance and distribution agreement with LifeScan, Inc., a subsidiary of Johnson & Johnson. Under the terms of the alliance with LifeScan, we manufacture and LifeScan distributes FastTake Registered, our proprietary electrochemical blood glucose monitoring system for the management of diabetes. We commenced shipments of FastTake in December 1997. FastTake is currently the most successful product in our diabetes line of business. Our future results of operations depend to a substantial degree on LifeScan's ability to market and sell FastTake. Although the FastTake product appears to be gaining acceptance, we cannot assure you that the market will fully accept FastTake or that any acceptance will continue. Any failure by us to produce or failure of LifeScan to market and distribute FastTake successfully could have a material adverse effect on our business, financial condition and results of operations.

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

  In the medical products industry, including the diagnostic product industry, there is extensive litigation regarding patents, licenses and other intellectual property rights. We periodically incur, and will likely continue to incur, costs related to defending potential infringement claims or asserting such claims against others. To determine the priority of inventions, we may also have to participate in interference proceedings to determine the scope of patents issued by the Patent and Trademark Office which could also result in substantial costs.

  In April of 1998, Abbott Laboratories, Inc. filed a lawsuit against us and Princeton BioMeditech Corporation which manufactures our pregnancy detection and ovulation prediction products. Abbott alleges that these products infringe a patent under which Abbott claims to have exclusive rights. In October, 1998, Abbott filed a lawsuit against us alleging that our glucose monitoring system, FastTake, infringes upon a patent held by Abbott. Although we believe that the pregnancy detection and ovulation prediction products and FastTake do not infringe upon these patents, we have already incurred and may continue to incur substantial costs in defending against Abbott's claims. Furthermore, under the distribution agreement with LifeScan, we agreed to indemnify LifeScan for any damage, including expenses incurred by it, resulting from any claims that FastTake infringes any patents. For a more in-depth discussion of this litigation, see the section entitled "Part II, Item 1. Legal Proceedings".

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

  Other Proprietary Technology. We seek to protect proprietary technology, including technology that may not be patented, or patentable, in part through confidentiality agreements and, if applicable, inventors' rights agreements with collaborators, advisors, employees and consultants. If the parties breach these agreements, we may not have adequate remedies for any such breach. Although we take actions to prevent the disclosure of confidential information, we cannot be certain that our trade secrets will not otherwise be revealed to, or discovered by, competitors. Moreover, we may from time to time conduct research through academic advisors and collaborators who may be prohibited by their academic institutions from entering into confidentiality or inventor's rights agreements.

Competition; Risk of Technological Obsolescence

Self-Test Products. The medical products industry, including the diagnostic testing industry, is rapidly evolving and developments are expected to continue at a rapid pace. Competition in this industry is intense and expected to increase as new products and technologies become available and new competitors enter the market. Our competitors in the United States and abroad are numerous and include, among others, diagnostic testing and medical products companies, universities and other research institutions. Our future success depends upon our maintaining a competitive position in the development of products and technologies in our areas of focus. Competitors may be more successful in:

     * developing technologies and products that are more effective than our products or that render our technologies or products obsolete or noncompetitive;

     * obtaining patent protection or other intellectual property rights that would prevent us from developing our potential products; or

     * obtaining regulatory approval for the commercialization of their products more rapidly or effectively than we are able to do so.

  Many of our existing or potential competitors have or may have substantially greater research and development capabilities, clinical, manufacturing, regulatory and marketing experience and financial and managerial resources.

  We are seeking to develop and market generic test strips which are compatible with other manufacturers' electrochemical blood glucose monitoring systems including Excel Trademark, which is compatible with the ExacTech Trademark system sold by MediSense, Inc. Others may attempt to enter this market with similar products or the manufacturers of the systems with which such test strips are compatible may lower their own test strip prices. This would reduce or eliminate our competitive price advantage.

  Additionally, several of our competitors are attempting to develop noninvasive blood glucose monitoring technology. Noninvasive blood glucose monitoring involves methods for measuring blood glucose levels without the need to draw blood and, in certain proposed configurations, without the need to utilize disposable components, such as test strips. We believe that manufacturers are pursuing a number of different technological approaches to noninvasive blood glucose monitoring, including near-infrared spectroscopy, which involves shining a beam of near-infrared light to penetrate the skin and determine the amount of glucose in the blood, and reverse iontophoresis, which utilizes a "patch" system to extract glucose through the skin for measurement by an external meter. In addition, several manufacturers are pursuing minimally invasive approaches to blood glucose monitoring, such as using a fine needle to withdraw a small sample of interstitial fluid which is analyzed by use of mid-infrared spectroscopy. The Company is also pursuing the development noninvasive blood glucose monitoring technologies. The successful development and introduction of any such products could reduce the demand for meters and test trips such as FastTake and Excel.

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

Litigation

  The Company encounters many risks associated with litigation concerning, among other things, the enforcement of patents and other intellectual property rights. For information on the risks involved, please see "Part II, Item 1. Legal Proceedings."

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

  Assessment. We have substantially completed an assessment of our standard computer information systems and we have taken the necessary steps to make our core computer information systems, in those situations in which we are required to do so, Year 2000 compliant. We have tested or obtained written verification from vendors to the effect that our other standard computer information systems acquired from such vendors correctly distinguish dates before the year 2000 from dates in and after the year 2000.

  In addition, we have completed our evaluation and assessment our other computer systems that do not relate to information technology but include embedded technology, such as telecommunications, security, fire and safety systems. We have obtained written confirmation from our vendors and landlord that these systems are, to the best of their knowledge, Year 2000 Compliant.

  We have sent letters to our significant customers, suppliers, and service providers regarding their Year 2000 readiness and
have requested a response by no later than July 31, 1999.   We
will develop contingency plans for those suppliers and service providers that do not provide satisfactory assurance regarding their Year 2000 readiness. We do not believe that there is a significant risk related to the failure of vendors or third-party service providers to prepare for the Year 2000. However, the costs and timing of third-party Year 2000 compliance is not within our control and we cannot be certain of the cost or timing of such efforts or the potential effects of any failure of our customers, suppliers or service providers to comply.

  Remediation. Our primary use of software systems is in our accounting and electronic data interface ("EDI") software. We also use programmable logic controls in manufacturing operations at our facility in Inverness, Scotland. We have received written verification from our vendor of the accounting software used in our corporate office that the software is Year 2000 compliant. We have upgraded our EDI software to a version that has been designed to be Year 2000 Compliant. The programmatic logic controls are Year 2000 compliant, although we are awaiting confirmation regarding printers.

  Testing. To attempt to confirm that our computer systems are Year 2000 compliant, we have performed limited testing of our computer information systems and our other computer systems that do not relate to information technology but include embedded technology. We will rely on the written verification, when and if received, from each vendor of our computer systems that the relevant system is Year 2000 compliant. Nevertheless, we cannot be certain that the computer systems on which we rely will correctly distinguish dates before the year 2000 from dates in and after the year 2000. Any failure to distinguish the dates could have an adverse effect on our operations. We have tested the software in the FastTake blood glucose monitoring system and believe that it is Year 2000 compliant. We have also successfully tested our ability to communicate with customers that are not using EDI software that is Year 2000 Compliant.

  Costs to Address Our Year 2000 Issues. The primary cost of our Year 2000 compliance to date, which has been associated with assessment and testing, has not been significant. Because our Year 2000 assessment is ongoing and additional funds may be required as a result of future findings, we are not currently able to estimate the final aggregate cost of addressing the Year 2000 issue. While these efforts will involve additional costs, we believe, based on available information, that these costs will not have a material adverse effect on our business, financial condition or results of operations. We expect to fund the costs of addressing the Year 2000 issue from cash flows resulting from operations. While we believe that we will be Year 2000 compliant by December 31, 1999, if these efforts are not completed on time, or if the costs associated with updating or replacing our computer systems exceed our estimates, the Year 2000 issue could have a material adverse effect on our business, financial condition and results of operations.

  Risks Presented by Year 2000 Issues. We have evaluated our business critical systems and we have not identified any specific business functions that we know will suffer material disruption as a result of Year 2000 related events. It is possible, however, that we may identify business functions in the future that are specifically at risk of Year 2000 disruption. The absence of any such determination at this point represents only our current status of evaluating potential Year 2000 related problems. This should not be construed to mean that there is no risk of Year 2000 related problems and should not be construed to mean that there is no risk of Year 2000 related disruption. Moreover, due to the unique and pervasive nature of the Year 2000 issue, it is impracticable to anticipate each of the wide variety of Year 2000 events, particularly outside of Selfcare, that might arise in a worst case scenario and which might have a material adverse effect on our business, financial condition and results of operations.

  Our Contingency Plans. We have developed general contingency plans for significant business risks that might result from Year 2000 related events, if necessary. Because we have not identified any specific business function that will be materially at risk of significant Year 2000 related disruptions, and because a full assessment of the risk from potential Year 2000 failures is still in process, we have not yet developed detailed contingency plans specific to Year 2000 problems. We will develop specific contingency plans for those suppliers and service providers that do not provide satisfactory assurance regarding their Year 2000 readiness by July 31, 1999.

  The preceding "Year 2000 Readiness Disclosure" contains various forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent our beliefs or expectations regarding future events. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to:

     * the availability of qualified personnel and other information technology resources;

     * the ability to identify and remediate all date sensitive lines of computer code or to replace embedded computer chips in affected systems or equipment; and

     * the actions of governmental agencies or other third parties with respect to Year 2000 problems.

Risks Related to the Conversion to the Euro

  On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their sovereign currencies and the Euro and adopted the Euro as their common legal currency. As a result, the Euro now trades on currency exchanges and is available for noncash transactions. The participating countries have issued sovereign debt exclusively in Euro, and redenominated outstanding debt. Beginning January 1, 2002, the participating countries will issue new Euro-denominated bills and coins for use in cash transactions and will withdraw all bills and coins denominated in their sovereign currencies by July 1, 2002, making the conversion to the Euro complete.

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

Limited Operating History; History of Operating Losses and
Accumulated Deficit; Uncertain Profitability

  We have not had significant profits since we began operations. As of March 31, 1999, our accumulated deficit totaled approximately $90.2 million. In order to continue developing products, we must expend substantial resources to conduct research and pre-clinical and clinical development programs, to establish manufacturing facilities, sales and marketing capabilities, and to establish additional quality control and regulatory and administrative capabilities. We may lose substantial and, perhaps, increasing amounts of money, over the next several years as our product programs expand and various clinical trials commence. We do not know when, or if, we will make money because our profitability depends on a number of uncertainties.

Fluctuations in Results of Operations; Volatility of Share Price

     Our annual and quarterly operating results may fluctuate due to factors such as:

     * the timing of new product announcements and introductions by us and our competitors,

     * market acceptance of new or enhanced versions of our products,

     *    changes in manufacturing costs or other expenses,

     *    competitive pricing pressures,

     * the gain or loss of significant distribution outlets or customers,

     *    increased research and development expenses, or

     *    general economic conditions.

  In addition, it is possible that in some future periods the results of our operations will be below the expectations of the public market. In any such event, the market price of the common stock could be materially and adversely affected. Furthermore, the stock market may experience significant price and volume fluctuations which may affect the market price of the common stock for reasons unrelated to our operating performance. The market price of the common stock may be highly volatile and may be affected by such factors as:

     *    our quarterly operating results;

     * changes in general conditions in the economy, the financial markets, or the health care industry;

     *    government regulation in the health care industry;

     *    changes in other areas such as tax laws;

     * sales of substantial amounts of common stock or the perception that such sales could occur, including as a result of the conversion or potential conversion of convertible securities issued by us; or

     *    other developments affecting us or our competitors.

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

Effect of Conversions of Convertible Preferred Stock and Senior
Subordinated Convertible Notes

  We have authorized shares of Series A Convertible Preferred Stock, par value $.001 per share, Series B Convertible Preferred Stock, par value $.001 per share, Series C Convertible Preferred Stock, par value $.001 per share, Series D Convertible Preferred Stock, par value $.001 per share, and Series E Convertible Preferred Stock, par value $.001 per share. We have outstanding 4,720 shares of Series B Convertible Preferred Stock, 56,842 shares of Series C Convertible Preferred Stock, 3,030 shares of Series D Convertible Preferred Stock and 14,169 shares of Series E Convertible Preferred Stock.

  Our Series B Convertible Preferred Stock and our Senior Subordinated Convertible Notes issued October 27, 1997, as amended January 11, 1999, contain variable conversion ratio provisions. The terms of the Series B Convertible Preferred Stock and, in the event of certain defaults thereunder, the Senior Subordinated Convertible Notes provide that, subject to certain limitations, as the price of our common stock declines the number of shares of common stock into which the holders may convert such securities increases. Accordingly, if our stock price falls the result may be that the holders of the convertible securities with variable conversion ratios can convert such securities for a greater number of shares of our common stock than previously obtainable by such holder, thereby resulting in an increase in the potential dilution to all existing common stockholders.

Cautionary Statements Concerning Forward-Looking Statements

  Statements made in this document include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Also, documents we subsequently file with the Commission and incorporate by reference will contain forward-looking statements. These statements include, among other things, statements regarding our intent, belief or expectations and those of our directors and officers with respect to:

     * our ability to develop new products and integrate new product lines;

     *    our ability to manage growth;

     * our ability to successfully market new products in general;

     *    our ability to obtain debt and equity financing;

     * our ability to successfully prosecute and defend litigation;

     *    general economic conditions; and

     * trends affecting our business, financial condition or results of operations.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Abbott Laboratories v. LifeScan, Inc. and Selfcare, Inc.

  In late October 1998, Abbott commenced a lawsuit against the Company and LifeScan in the United States District Court for the District of Massachusetts. The complaint alleges that the disposable test strips used in the FastTake Registered blood glucose monitoring system supplied by the Company to LifeScan infringe U.S. Patent No. 5,820,551 (the "Test Strip Patent") issued to Abbott on October 13, 1998. Abbott is seeking damages and an injunction against sales in the United States. Abbott also sought to enjoin LifeScan and Selfcare from the manufacture, use and sale of these blood glucose test strips in the United States during the pendency of the infringement litigation. On
February 22, 1999, the court denied Abbott's motion for a preliminary injunction and stated "...that Abbott is unlikely to succeed on the merits of its claim of patent infringement..." Although a final ruling against the Company could have a material adverse impact on sales, operations or financial performance, based on a review of the Abbott claims by patent counsel and the aforementioned court ruling, the Company believes that the FastTake test strips do not infringe the Test Strip Patent and that Abbott's claims will be proven to be without merit.

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

Enviromed plc v. Selfcare, Inc.

     The Company had been involved in a dispute with Enviromed plc ("Enviromed") with respect to a joint venture agreement entered into between the Company and Enviromed in March 1994 and other agreements (collectively, the "Disputed Enviromed Agreements") entered into between the Company and Enviromed and its wholly-owned subsidiary Cranfield Biotechnology Ltd. ("Cranfield") and the issuance of shares of Common Stock to Enviromed in connection therewith. In connection with this dispute, the Company informed Enviromed that, due to the failure of Enviromed and Cranfield to perform their obligations under the Disputed Enviromed Agreements, the Company disputed Enviromed's ownership of the Common Stock held of record by Enviromed. On July 5, 1996, Enviromed filed suit against the Company and the representatives of the underwriters (the "IPO Representatives") of Selfcare's initial public offering in United States District Court for the Southern District of New York alleging breach of a registration rights agreement relating to the Common Stock held of record by Enviromed. Enviromed claimed that its rights under a registration rights agreement were breached in connection with the Company's initial public offering and requested damages, injunctive relief and a declaratory judgment that Enviromed is the lawful owner of the shares. The Company filed counterclaims against Enviromed arising out of the failure of Enviromed and Cranfield to perform their obligations under the Disputed Enviromed Agreements. On October 18, 1996, the case was ordered transferred to the United States District Court for the District of Massachusetts. On November 15, 1996, Enviromed filed a dismissal without prejudice of its claims against the IPO Representatives. On March 11, 1997, Enviromed and the Company filed a stipulation of dismissal without prejudice of all the claims and counterclaims in the case, and the case was dismissed without prejudice. On February 8, 1999, the Company and Enviromed reached a settlement whereby (i) Enviromed's board of directors was restructured and Mr. Zwanziger, the Company's Chairman, was replaced as a board member by David Scott, the Managing Director of the Company's subsidiary, Inverness Medical, (ii) the payment of 437,000 Pounds in notes owed to Selfcare by Enviromed was rescheduled, and (iii) Enviromed agreed to pay Selfcare an amount up to a maximum of 500,000 Pounds, based upon purchases by Selfcare from an Enviromed subsidiary in excess of certain minimums. The settlement was subject only to approval of the Enviromed's shareholders, which was received in March 1999.

Item 2.  Changes in Securities

 On January 8, 1999, the Company sold in a private placement 56,842 shares of Series C Convertible Preferred Stock, par value $.001 per share, 3,030 shares of Series D Convertible Preferred Stock, par value $.001 per share, and 14,169 shares of Series E Convertible Preferred Stock, par value $.001 per share, of the Company (collectively, the "Preferred Shares") to private investors (the "Preferred Investors") at an aggregate purchase price of $7,404,100. The Preferred Investors include certain officers and directors of the Company. Each Preferred Share accrues a dividend of 7% per annum (the "Dividend"). The Preferred Shares are convertible into shares of Common Stock. The actual number of shares of Common Stock issuable upon conversion of a Preferred Share is equal to the aggregate stated value per share (i.e., $100), plus any accrued but unpaid Dividend (unless the Company elects to pay such Dividend in cash) through the date of such conversion, divided by a conversion price initially equal to $1.8125 per share of Series C Convertible Preferred Stock, $2.00 per share of Series D Convertible Preferred Stock, and $3.028 per share of Series E Convertible Preferred Stock (in each case, the "Conversion Price"). The Conversion Price is subject to adjustment for stock splits, stock dividends, recapitalization and similar transactions. Any Preferred Share not previously converted will automatically convert into Common Stock on January 8, 2002. The Company claimed an exemption from the registration requirements of the Securities Act by reason of Regulation D promulgated thereunder, based on the private nature of the transaction and the financial sophistication of the purchasers, all of whom had access to complete information concerning the Company and acquired the securities for investment and not with a view to the distribution thereof. U.S. Boston Capital acted as placement agent for a portion of the offering of the Preferred Shares for a commission of $47,000. Willard L. Umphrey, a Director of the Company, is the Chairman, President, Treasurer and a Director of U.S. Boston Capital.

 On January 11, 1999, the Company and Convertible Noteholders agreed to amend the terms of the Convertible Notes by changing the maturity date and conversion terms, as well as canceling the related warrants. Pursuant to the amended terms, the Company made an immediate payment of $859,049 representing $780,954 of face value of the original Convertible Notes plus a 10% premium. The remaining Convertible Notes were amended and replaced with amended notes (the "New Convertible Notes"). The face value of the New Convertible Notes is equal to the face value of the canceled Convertible Notes plus a 15% premium. The New Convertible Notes mature on July 12, 1999, bear an interest rate of 8% and provide for a fixed conversion price of $2.00.

  On January 22, 1999, the Company and the Series B preferred stockholders agreed to amend the terms of the Series B Preferred Stock, subject to shareholder approval. Under the amended terms, the Company provided the Series B preferred stockholders a 15% premium on the face value of the preferred stock on the date of the amendment to the terms of the Series B Preferred Stock, subject to shareholder approval. The conversion price of the amended Conversion Shares of common stock will be equal to the aggregate stated value ($1,000 per share), plus any accrued but unpaid premium through the date of such conversion, divided by
(i) $2 (the amended Fixed Conversion Price) if the shares are converted prior to July 20, 1999 and (ii) in the case of conversions after July 20, 1999, a conversion price equal to the lower of $2.00 or the Variable Conversion Price (defined as the average of the five lowest closing bid prices of the common stock during the 30 trading days preceding such conversion) then in effect. In the event the price per share rises to $3.25 or higher for any ten consecutive trading days after shareholder approval has been obtained, the Company may fix the conversion price at $2.00, by delivery of a written notice within five business days after the tenth trading day, effective thirty days after the delivery of such notice. The Company may require the conversion of all, but not less than all, of the Series B Preferred Shares, provided that the closing bid prices of the common stock are equal to or greater than $13.9581 (subject to adjustment as defined in the agreement) for 20 consecutive trading days preceding any such conversion. Any unconverted Series B Preferred Stock will automatically convert into shares of common stock on
August 26, 2000.   The Series B Preferred Stock may also be
redeemed under certain circumstances for cash. A holder of Series B Preferred Stock may require the Company to redeem any or all of such holder's Series B Preferred Stock, under certain circumstances. Upon shareholder approval after July 20, 1999, the Company may redeem at least a majority of the outstanding Series B Preferred Stock at its option at the face amount, plus accrued premium and any conversion default payments, in the event the price of the Company's common stock is less than $2.00 for at least ten consecutive trading days prior to the date of such redemption.

Item 3. Quantitative and Qualitative Disclosures about Market
Risk

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

 The Company's investing strategy, to manage interest rate exposure, is to invest in short-term, highly liquid investments. Currently, the Company's short-term investments are in money market funds with original maturities of 90 days or less. At March 31, 1999, the fair value of the Company's short-term investments approximated market value.

 In February, 1998, the Company's subsidiary, IMI, entered into a $42 million credit agreement with Chase Manhattan Bank. The credit agreement consists of a $37 million term loan and a $5 million revolving line of credit. The term loan and revolving line of credit allow IMI to borrow funds at varying rates, including options to borrow at an alternate base rate plus a spread from .25% to 1.75%, or the LIBOR rate plus a spread from 1.75% to 3.00%. The spreads depend on IMI's ratio of senior funded debt to EBITDA. IMI entered into an interest rate swap agreement with an effective date of March 31, 1998. This agreement protects approximately 50% of IMI's term loan against LIBOR interest rates rising over 7.5%. This agreement is effective through March 30, 2001.

 Foreign Currency Risk

 The Company faces exposure to movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse effect on the Company's business, financial condition and results of operation. The Company does not use derivative financial instruments or other financial instruments to hedge economic exposures or for trading. Historically, the Company's primary exposures have been related to the operations of its European subsidiaries. However, the sales of FastTake, the Company's lead diabetes management product, are denominated in the currency in which the manufacturing costs are incurred. In 1998, the net impact of foreign currency changes was not material. The introduction of the Euro as a common currency for members of the European Monetary Union has taken place in the Company's fiscal year 1999. The Company has not determined the impact, if any, that the Euro will have on foreign exposure. The Company intends to hedge against fluctuations in the Euro if this exposure becomes material. At March 31, 1999, the assets related to non-dollar-denominated currencies were approximately $23.0 million.

ITEM 6. Exhibits and Reports on Form 8-K

a.   Exhibits:


        Exhibit           Title
        Number

          4.3 Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware January 8, 1999 (incorporated by reference to Exhibit 4.1 to Report on Form 8-K dated January 20, 1999)
          4.4 Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware January 8, 1999 (incorporated by reference to Exhibit 4.1 to Report on Form 8-K dated January 20, 1999)
          4.5 Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware January 8, 1999 (incorporated by reference to Exhibit 4.1 to Report on Form 8-K dated January 20, 1999)
          4.6 Agreement to Amend Terms of Series B Convertible Preferred Stock (incorporated by reference to
                     Exhibit 4.1 to Report on Form 8-K dated March 19,
                     1999)
          4.7 Note Amendment Agreement / amended & restated Notes (incorporated by reference to Exhibit 4.1 to Report on Form 8-K dated January 20, 1999)
         27.1        Financial Data Schedule

b.   Reports on Form 8-K:

     The Company filed a report on Form 8-K dated January 20, 1999, in connection with the Company entering into a Note Amendment Agreement and the issuance of Amended and Restated Senior Subordinated Convertible Notes, a letter of intent to amend the terms of the Series B Convertible Stock and a new issuance of Series C, D and E Convertible Preferred Stock. The Company filed a report on Form 8-K dated March 19, 1999, in connection the Agreement to Amend Terms of the Series B Convertible Preferred Stock.

                        SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        SELFCARE, INC.

Date: May 17, 1999
                                        /s/ Christopher L. Huntoon
                                        --------------------------
                                        Christopher L. Huntoon
                                        Chief Financial Officer
                                        and an authorized officer