Form 10-Q
period 1999-06-30
SELFCARE INC
filed 1999-08-16
CIK 915901

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1999

                                       OR

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________ to
       _______________

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

                                 Yes |X| No |_|

      The number of shares outstanding of the registrant's Common Stock as of August 2, 1999 was 17,281,372.

      Transitional Small Business Disclosure Format (check one):

                                 Yes |_| No |X|

                                 SELFCARE, INC.

                                    FORM 10-Q

                  For the Quarterly Period Ended June 30, 1999

      This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page 15 of this Form 10-Q and in the Company's Form 10-K/A as filed for the year ended December 31, 1998.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited):

        a) Consolidated Statements of Operations for the three months ended June 30, 1999 and 1998 and the six months ended June 30, 1999
            and 1998.                                                          3

        b)  Consolidated Balance Sheets as of June 30, 1999 and
            December 31, 1998.                                                 4

        c)  Consolidated Statements of Cash Flows for the six months ended
            June 30, 1999 and 1998.                                            5

        d)  Notes to Consolidated Financial Statements                         6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                 12


PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                     24

Item 2. Changes in Securities                                                 25

Item 3. Quantitative and Qualitative Disclosures about Market Risk            26

Item 4. Submission of Matters to a Vote of Securities Holders                 27

Item 6. Exhibits and Reports on Form 8-K                                      28

SIGNATURES                                                                    29

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                         SELFCARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three Months Ended            Six Months Ended
                                                             June 30,                      June 30,
                                                       1999           1998           1999           1998
Net product sales                                   $27,180,725    $29,268,859    $55,957,872    $53,253,730
Grants and other revenue                                121,776      1,459,758        542,591      2,065,631
                                                    -----------    -----------    -----------    -----------

Net revenues                                         27,302,501     30,728,617     56,500,463     55,319,361

Cost of sales                                        19,083,359     20,735,557     39,152,344     37,301,981
                                                    -----------    -----------    -----------    -----------

    Gross profit                                      8,219,142      9,993,060     17,348,119     18,017,380

Operating Expenses:
Research and development                              1,358,429      1,849,566      2,583,138      3,412,745
Selling, general and administrative                   8,162,742      8,619,339     17,449,431     16,344,587
                                                    -----------    -----------    -----------    -----------

    Total operating expenses                          9,521,171     10,468,905     20,032,569     19,757,332
                                                    -----------    -----------    -----------    -----------

Operating loss                                       (1,302,029)      (475,845)    (2,684,450)    (1,739,952)

Interest expense, including non-cash interest
  expense relating to issuance of warrants
  and amortization of original issue discount        (1,975,821)    (2,203,002)    (3,857,088)    (5,612,874)
Interest income                                          75,359        146,922        156,793        328,455
Equity in net income of affiliate                            --        132,708             --        237,773
Other income (expense)                                  (58,087)       251,608       (192,086)     1,724,280
                                                    -----------    -----------    -----------    -----------


  Loss before minority interest and dividends and
    accretion on mandatorily redeemable preferred
    stock of a subsidiary                            (3,260,578)    (2,147,609)    (6,576,831)    (5,062,318)

Minority interest in subsidiary's (income) loss          (1,368)        36,894           (276)        73,683
Dividends and accretion on mandatorily
  redeemable preferred stock of a subsidiary            (55,878)       (28,896)      (112,645)       (57,979)
                                                    -----------    -----------    -----------    -----------

  Loss before extraordinary loss and income taxes    (3,317,824)    (2,139,611)    (6,689,752)    (5,046,614)

Extraordinary loss on modification of
  notes payable                                              --             --       (306,092)            --
                                                    -----------    -----------    -----------    -----------

  Loss before income taxes                           (3,317,824)    (2,139,611)    (6,995,844)    (5,046,614)

Provision for income taxes                               89,318         46,312        333,621        136,312
                                                    -----------    -----------    -----------    -----------

  Net loss                                          $(3,407,142)   $(2,185,923)   $(7,329,465)   $(5,182,926)
                                                    ===========    ===========    ===========    ===========

Basic and diluted net loss per common and
potential common share                                   $(0.22)        $(0.18)        $(0.53)        $(0.47)
                                                         ======         ======         ======         ======

Basic and diluted weighted average number of
common and potential common shares outstanding       16,565,659     11,956,178     16,107,346     11,131,260
                                                    ===========    ===========    ===========    ===========

              The accompanying notes are an integral part of these
                        consolidated financial statements

                         SELFCARE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                    JUNE 30,      DECEMBER 31,
                                                                      1999            1998
                                                                      ----            ----
                                                                   (UNAUDITED)
                                 ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                         $ 14,768,357    $  9,199,630
Accounts receivable, net of allowance for doubtful accounts of
  $2,082,000 and $1,937,000 in 1999 and 1998, respectively          10,400,383      16,100,680
Inventories (Note 3)                                                13,722,338       9,949,347
Notes receivable from affiliated company                               505,191         727,926
Prepaid expenses and other current assets                            2,071,682       1,838,929
                                                                  ------------    ------------
        Total current assets                                        41,467,951      37,816,512

PROPERTY, PLANT AND EQUIPMENT, NET                                   8,309,754       8,201,864
GOODWILL, TRADEMARKS AND OTHER INTANGIBLE
  ASSETS, NET                                                       64,829,589      66,458,857
DEFERRED FINANCING COSTS AND OTHER ASSETS, NET                       2,037,576       2,600,244
                                                                  ------------    ------------
                                                                  $116,644,870    $115,077,477
                                                                  ============    ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of notes payable                               $ 14,559,439    $ 12,071,650
   Accounts payable                                                 13,692,179      11,960,808
   Accrued expenses and other current liabilities                    9,360,195       9,949,416
   Current portion of deferred revenue                                 316,348         726,458
                                                                  ------------    ------------
        Total current liabilities                                   37,928,161      34,708,332

LONG-TERM LIABILITIES:
   Deferred revenue, net of current portion                            343,987         517,190
   Other long-term liabilities                                         147,000         173,000
   Notes payable, net of current portion                            50,878,549      50,409,484
                                                                  ------------    ------------
              Total long-term liabilities                           51,369,536      51,099,674

COMMITMENTS AND CONTINGENCIES (Notes 5 through 8)

MINORITY INTEREST IN SUBSIDIARY                                          4,342           4,122
                                                                  ------------    ------------
MANDATORILY REDEEMABLE PREFERRED STOCK OF A
  SUBSIDIARY                                                         3,830,896       3,718,251
                                                                  ------------    ------------
SERIES B CONVERTIBLE PREFERRED STOCK, $.001 par value -
  Issued and outstanding -  4,720 and 4,880 in 1999 and
  1998, respectively                                                 6,259,798       5,651,235
                                                                  ------------    ------------
ADVANCE ON SERIES C AND E PREFERRED STOCK                                   --       4,887,000
                                                                  ------------    ------------

STOCKHOLDERS' EQUITY:
  Series C, D and E Preferred Stock, $.001 par value--
    Issued and outstanding - 74,041 and 0 shares in 1999
    and 1998, respectively                                           7,651,174              --
  Common stock, $.001 par value -
    Authorized - 40,000,000 shares
    Issued - 17,936,576 and 15,852,319 shares in 1999 and 1998,
    respectively                                                        17,936          15,852
  Additional paid-in capital                                       111,565,166     107,724,384
  Less - Treasury stock, at cost, 743,678 shares                    (3,724,900)     (3,724,900)
  Accumulated deficit                                              (97,684,777)    (89,089,215)
  Accumulated other comprehensive income (loss)                       (572,462)         82,742
                                                                  ------------    ------------
              Total stockholders' equity                            17,252,137      15,008,863
                                                                  ------------    ------------
                                                                  $116,644,870    $115,077,477
                                                                  ============    ============

              The accompanying notes are an integral part of these
                        consolidated financial statements

                         SELFCARE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        SIX MONTHS ENDED JUNE 30,
                                                                                           1999           1998
                                                                                           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                            $ (7,329,465)   $ (5,182,926)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Accretion on preferred stock of a subsidiary                                           112,645          57,979
    Noncash interest expense related to amortization of original issue discount and
      issuance of warrants                                                                 174,856       1,579,866
    Noncash portion of extraordinary loss on modification of notes payable                 227,997              --
    Noncash income related to legal settlement                                                  --      (1,498,844)
    Amortization of deferred revenue                                                      (516,336)     (2,076,098)
    Depreciation and amortization                                                        3,243,846       4,114,576
    Equity in net income of affiliate                                                           --        (237,773)
    Minority interest in subsidiary's income (loss)                                            276         (73,683)
    Changes in assets and liabilities:
       Accounts receivable                                                               5,272,253      (6,284,782)
       Inventories                                                                      (3,838,350)     (5,129,998)
       Prepaid expenses and other current assets                                          (277,554)     (1,159,680)
       Accounts payable                                                                  2,181,722       8,366,753
       Accrued expenses and other current liabilities                                     (484,642)      2,386,516
                                                                                      ------------    ------------
                  Net cash used in operating activities                                 (1,232,752)     (5,138,094)
                                                                                      ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                            (1,765,123)       (723,504)
  Cash received from affiliated company as repayment of loan                               244,875          81,350
  Cash paid for acquisition of Can-Am Care Corporation                                          --     (13,600,000)
  Cash paid for purchase of USB '93 Technology Associates Limited Partnership                   --        (471,354)
  Cash paid for investment in Orgenics Ltd.                                                     --         (91,089)
  Increase in other assets                                                                  (5,023)       (270,430)
                                                                                      ------------    ------------
                  Net cash used in investing activities                                 (1,525,271)    (15,075,027)
                                                                                      ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash paid for deferred financing costs                                                        --      (1,886,728)
  Net proceeds from issuance of common stock, preferred stock and warrants to
    purchase common stock                                                                2,750,124         845,678
  Proceeds from borrowings under notes payable                                          10,698,069      44,023,282
  Repayments of notes payable                                                           (4,768,152)    (28,525,605)
                                                                                      ------------    ------------
                  Net cash provided by financing activities                              8,680,041      14,456,627
                                                                                      ------------    ------------

FOREIGN EXCHANGE EFFECT ON CASH AND CASH EQUIVALENTS                                      (353,291)        (29,663)
                                                                                      ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     5,568,727      (5,786,157)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                             9,199,630      15,669,898
                                                                                      ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $ 14,768,357    $  9,883,741
                                                                                      ============    ============

Supplemental Disclosures of Cash Flow Information:
  Cash paid for -
    Interest                                                                          $  2,234,032    $  1,972,264
                                                                                      ============    ============

    Income taxes                                                                      $    226,500    $    368,535
                                                                                      ============    ============

              The accompanying notes are an integral part of these
                        consolidated financial statements

                         SELFCARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1) Basis of Presentation of Financial Information

      The accompanying consolidated financial statements of Selfcare, Inc. and its subsidiaries (the "Company" or "Selfcare") are condensed and unaudited. In the opinion of management, the unaudited, condensed, consolidated financial statements contain all adjustments considered normal and recurring necessary for their fair presentation. Interim results are not necessarily indicative of results to be expected for the year. These interim financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of operations, financial position, and cash flows of the Company in conformity with generally accepted accounting principles. The Company filed audited consolidated financial statements which included information and footnotes necessary for such presentation for the year ended December 31, 1998 on its Form 10-K/A filed with the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the period ended December 31, 1998 included on the Company's Form 10-K/A.

2) Cash and Cash Equivalents

      The Company considers all highly liquid cash investments with maturities of three months or less at the date of acquisition to be cash equivalents. At June 30, 1999, the Company's cash equivalents consisted of repurchase agreements and money market funds. The Company follows the provisions of Statement of Financial Accounting Standard ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". As of December 31, 1998 and June 30, 1999, all of the Company's cash equivalents are classified as held to maturity and carried at amortized cost.

3) Inventories

      Inventories are comprised of the following:

                                   June 30, 1999       December 31, 1998
                                   -------------       -----------------
                                    (unaudited)

      Raw materials                 $ 2,951,383           $ 2,879,965
      Work in-process                   922,514               890,483
      Finished goods                  9,848,441             6,178,899
                                    -----------           -----------
                                    $13,722,338           $ 9,949,347
                                    ===========           ===========

4) Nonrecurring, Non-cash Income and Expenses

      For the six months ended June 30, 1999, the Company recognized a $306,000 extraordinary loss, of which $228,000 was non-cash, related to the modification of the Senior Subordinated Convertible Notes (see Note 7). Also, for the six months ended June 30, 1999, the Company recognized $175,000 of non-cash interest expense related to the amortization of the original issue discount with respect to Subordinated Promissory Notes and the issuance of warrants.

      For the six months ended June 30, 1998, the Company recognized $1.5 million of non-cash income related to 155,724 shares of the Company's Common Stock received into treasury in connection with the settlement agreement dated March 6, 1998 by and between the Company, Trinity Biotech PLC, Flambelle Limited and Eastcourt Limited. Also, for the six months ended June 30, 1998, the Company recognized $1.6 million of non-cash interest expense for the amortization of the original issue discount on convertible notes.

5) Amended Agreements with LifeScan, Inc.

      On June 7, 1999, the Company entered into amendments of its product development and distribution agreements (the "Amended Agreements") with LifeScan, Inc. ("LifeScan"), a subsidiary of Johnson & Johnson. Under the Amended Agreements, the Company is to develop and supply to LifeScan additional products for monitoring blood glucose in humans. Upon the execution of the Amended Agreements, LifeScan provided the Company with an initial loan of (pound)6,250,000 (approximately $9,900,000) to fund the anticipated production levels. LifeScan has also committed to make additional loans of up to (pound)8,125,000 (approximately $13,000,000) to the Company upon the accomplishment of certain milestones relating to the new products the Company is to develop for LifeScan. Interest on the initial and additional loans accrues at 11% and is payable quarterly. The aggregate principal amount of the initial and additional loans will be repaid by deducting (pound)0.0125 (approximately $0.02) from the invoice price of each unit of product LifeScan purchases from the Company commencing on the date of the initial loan. Additionally, LifeScan has agreed to provide credit enhancements, related to anticipated production levels, for further borrowings of up to $10,000,000 by the Company from a commercial bank to fund additional manufacturing capacity for the products covered by the Amended Agreements.

                         SELFCARE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6) Series B Preferred Stock

      On August 26, 1997, the Company sold to investors in a private placement an aggregate of 8,000 shares of Series B redeemable convertible preferred stock (the Series B Preferred Stock) and warrants (the Warrants) to purchase an aggregate of 114,628 shares of common stock for gross proceeds of $8,000,000.

      The original terms of the Series B Preferred Stock provided for a formula-based conversion price. During 1998, 3,120 shares of Series B Preferred Stock were converted into 809,809 shares of common stock. On January 22, 1999 (the Amendment Date), the Company and the holders of Series B Preferred Stock agreed to amend the terms of the Series B Preferred Stock, subject to shareholder approval. Under the amended terms, the Company increased by a 15% premium the face value of the Series B Preferred Stock on the Amendment Date, subject to shareholder approval. The amended terms were approved at the Company's annual meeting of Shareholders on May 20, 1999. The Company recorded the value of this premium as a charge to retained earnings, approximately $794,000, on the Amendment Date. The conversion ratio for the amended Series B Preferred Stock to common stock was amended to be the aggregate stated value ($1,000 per share), plus any accrued but unpaid premium through the date of such conversion, divided by (i) $2 (the amended Fixed Conversion Price) for shares converted prior to July 20, 1999 and (ii) in the case of conversions after July 20, 1999, a conversion price equal to the lower of $2.00 or the Variable Conversion Price (defined as the average of the five lowest closing bid prices of the common stock during the 30 trading days preceding such conversion) then in effect. In the event the price per share is $3.25 or higher for any ten consecutive trading days, the Company may fix the conversion price at $2.00, by delivery of a written notice within five business days after the tenth trading day, effective thirty days after the delivery of such notice. The Company may require the conversion of all, but not less than all, of the shares of Series B Preferred Stock, provided that the closing bid prices of the common stock is equal to or greater than $13.9581 (subject to adjustment as defined in the agreement) for 20 consecutive trading days preceding any such conversion. During the six months ended June 30, 1999, 160 shares of Series B Preferred Stock were converted into 80,090 shares of common stock. Any unconverted Series B Preferred Stock will automatically convert into shares of common stock on August 26, 2000.

      The Series B Preferred Stock may also be redeemed by the Company for cash, under certain circumstances as set forth below. In addition, a holder of Series B Preferred Stock may require the Company to redeem any or all of such holder's Series B Preferred Stock, under certain circumstances.

      The Company may redeem not less than 50% of the outstanding shares of Series B Preferred Stock at its option at the face amount, plus accrued premium and any conversion default payments, in the event the price of the Company's common stock is less than $2.00 for at least ten consecutive trading days prior to the date of such redemption. As of June 30, 1999, all Warrants remain outstanding and exercisable. Both the exercise price and the number of warrant shares issuable under the Warrants are subject to antidilution provisions, as defined.

      Upon the original issuance of the Series B Preferred Stock and the Warrants, the Company allocated $310,045 of the proceeds to the Warrants. Due to the redemption provision described above, the Company classified the Series B Preferred Stock outside of stockholders' equity in the accompanying consolidated balance sheets.

7) Senior Subordinated Convertible Notes

      On October 27, 1997, the Company sold, in a private placement, senior subordinated convertible notes (the Convertible Notes) having an aggregate face value of $10,000,000 and warrants (the Convertible Note Warrants) to purchase up to 106,700 shares of common stock to two institutional investors for gross proceeds of $10,000,000.

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

                         SELFCARE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7) Senior Subordinated Convertible Notes (Continued)


Shoreline Pacific Institutional Finance, the Institutional Division of
Financial West Group ("Shoreline"), acted as placement agent for the offering of the Convertible Notes and the Convertible Note Warrants. As compensation for its services as placement agent, Shoreline received a cash commission of $500,000, representing 5% of the gross proceeds of the offering. In addition, the Company issued four warrants to purchase up to an aggregate of 31,250 shares of common stock with the same terms as the Convertible Note Warrants to certain designees of Shoreline (the "Shoreline Warrants"). The Company recorded both the cash commission paid to Shoreline and the value of the Shoreline Warrants, an aggregate of $600,000 as deferred financing costs. Such costs were amortized over the life of the Convertible Notes.

      The original terms of the Convertible Notes provided for a formula-based conversion price. During 1998, Convertible Noteholders converted Convertible Notes representing an aggregate face value of $6,221,846 plus interest into 2,313,822 shares of common stock.

      In January 1999, the Company and the Convertible Noteholders agreed to amend the terms of the Convertible Notes by changing the maturity date and conversion terms, as well as canceling the Convertible Note Warrants. The amended terms were approved at the Company's annual meeting of shareholders on May 20, 1999. Pursuant to the amended terms, the Company made an immediate payment of $859,049 representing $780,954 of face value of the original Convertible Notes plus a 10% premium. The remaining Convertible Notes were amended and replaced with amended notes (the "New Convertible Notes"). The face value of the New Convertible Notes was equal to the face value of the amended and replaced Convertible Notes plus a 15% premium. The New Convertible Notes were to mature on July 12, 1999, bore an interest rate of 8% and provided for a fixed conversion price of $2.00. The Company accounted for this transaction in January, 1999 in accordance to the provisions of Emerging Issues Task Force ("EITF") Issue No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments", and recorded an extraordinary loss of approximately $306,000, net of the amount deemed to have been paid to reacquire the Convertible Note Warrants. Since the new conversion feature was less beneficial to the Convertible Noteholders than that to which they were entitled on the date of the amendment, the Company did not perform any further accounting for such conversion feature.

      During the six months ended June 30, 1999, Convertible Noteholders converted Convertible Notes representing an aggregate face value of $3,319,130 plus interest into 1,715,328 shares of common stock. As of May 25, 1999, all of the New Convertible Notes had been converted into Common Stock.

8) Series C, D and E Preferred Stock

      On January 8, 1999, the Company sold in a private placement 57,842 shares of Series C convertible preferred stock ("Series C Preferred Stock"), 3,030 shares of Series D convertible preferred stock ("Series D Preferred Stock") and 13,169 shares of Series E convertible preferred stock ("Series E Preferred Stock") (collectively, the "Preferred Shares") to investors (the "Preferred Investors") at an aggregate purchase price of $7.4 million. The Preferred Investors include certain officers and directors of the Company. Each Preferred Share accrues a dividend of 7% per annum (the "Dividend"). The Preferred Shares are convertible into shares of common stock. The actual number of shares of common stock issuable upon conversion of a Preferred Share is equal to the aggregate stated value per share (i.e., $100), plus any accrued and unpaid Dividend (unless the Company elects to pay such dividend in cash) through the date of such conversion, divided by a conversion price initially equal to $1.8125 per share for the Series C Preferred Stock, $2.00 per share for the Series D Preferred Stock, and $3.028 per share for the Series E Preferred Stock (in each case, the "Conversion Price"). The Conversion Price is subject to adjustment for stock splits, stock dividends, recapitalizations and similar transactions. All Preferred Shares not previously converted will automatically convert into common stock on January 8, 2002. The issuance of the Preferred Shares was approved at the Company's annual meeting of shareholders on May 20, 1999.

      The Conversion Prices for the Series C and Series D Preferred Stock represent the closing prices of the Company's common stock on the dates that the parties agreed to the terms of the investment. The Conversion Price for the Series E Preferred Stock represents a 15% discount to the fair value of the common stock on the day prior to the applicable agreement. The Company accounted for this guaranteed return of $212,550 in January 1999 and has amortized such return through the earliest date on which the Preferred Shares were allowed to be converted (April 30, 1999). The Company also recorded $247,074 representing the 7% dividend accrued for the six months ended June 30, 1999.

      Certain of the Preferred Shares were issued to satisfy currently due debt obligations plus accrued interest. The Company issued 9,662 shares of Series C and E Preferred Stock as payment, on such obligations. The terms and conditions surrounding the issuance of these shares were the same as for the Preferred Investors who paid cash.

                         SELFCARE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9) Settlement with Enviromed

      In connection with the dispute with Enviromed plc ("Enviromed"), the Company reached a settlement in February 1999 whereby (i) Enviromed's board of directors was restructured and the Company's Chief Executive Officer was replaced as a board member of Enviromed by another Company executive; (ii) the repayment terms of the (pound)437,000 (approximately $728,000) note due from Enviromed were amended to require repayment during 1999; and (iii) Enviromed agreed to pay the Company an amount up to a maximum of (pound)500,000 (approximately $810,000) based upon purchases made by the Company from an Enviromed subsidiary in excess of certain minimums. The Company received (pound)150,000 ($245,000) in February 1999 as the first installment pursuant to the note repayment terms under the settlement agreement. Payments of (pound)100,000 and (pound)187,000 are due in August 1999 and November 1999, respectively.

10) Net Loss per Common Share

      The Company follows the provisions of SFAS No. 128, "Earnings per Share", which established standards for calculating and presenting earnings per share. Basic net loss per share was computed by dividing reported net loss less preferred stock dividends and premiums by the weighted average number of common shares outstanding during the period. Diluted net loss per share for the periods presented is the same as basic net loss per share since the inclusion of the potential common stock equivalents would be antidilutive. Reconciliation of the numerator in the EPS calculation is as follows:

                                                 Three Months Ended June 30,    Six Months Ended June 30,
                                                 --------------------------    --------------------------
                                                     1999           1998           1999           1998
                                                 -----------    -----------    -----------    -----------
Net loss                                         $(3,407,142)   $(2,185,923)   $(7,329,465)   $(5,182,926)
Premium on Series B Preferred Stock                       --             --       (808,453)            --
Dividends on Series C, D and E Preferred Stock      (182,354)            --       (459,624)            --
                                                 -----------    -----------    -----------    -----------

Loss available to Common Shareholders            $(3,589,496)   $(2,185,923)   $(8,597,542)   $(5,182,926)
                                                 ===========    ===========    ===========    ===========

11) Comprehensive Income

      SFAS No. 130, "Reporting Comprehensive Income" requires disclosure of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's only item of other comprehensive income relates to foreign currency translation adjustments. Comprehensive income for the six months ended June 30, 1999 and 1998 was approximately $653,000 and $96,000 less than reported net income, respectively, and for the three months ended June 30, 1999 and 1998 was approximately $262,000 less and $145,000 more than reported net income, respectively, due to foreign currency translation adjustments.

12) Financial Information by Segment

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

      The Company's reportable operating segments are Diabetes, Women's Health, Clinical Diagnostics and Other. The Company evaluates performance based on earnings before interest, taxes, depreciation and amortization (EBITDA). Segment information for the three and six months ended June 30, 1999 and 1998, respectively, is as follows:

                         SELFCARE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12) Financial Information by Segment (Continued)

                                                              Women's        Clinical     Corporate and
                                              Diabetes         Health      Diagnostics        Other           Total
                                            ---------------------------------------------------------------------------
Three Months Ended June 30, 1999

Net product sales from external customers   $ 14,748,850    $  9,561,159   $  2,870,716    $         --    $ 27,180,725
Intersegment net sales                           427,187       1,298,361             --              --       1,725,548
Grant and other revenue                               --              --             --         121,776         121,776
                                            ---------------------------------------------------------------------------
Total net revenue                           $ 15,176,037    $ 10,859,520   $  2,870,716    $    121,776    $ 29,028,049

EBITDA                                      $   (939,961)   $  1,296,987   $    935,723    $ (1,117,597)   $    175,152

Six Months Ended June 30, 1999

Net product sales from external customers   $ 29,768,137    $ 20,333,033   $  5,856,702    $         --    $ 55,957,872
Intersegment net sales                           555,116       2,470,038             --              --       3,025,154
Grant and other revenue                          316,441              --             --         226,150         542,591
                                            ---------------------------------------------------------------------------
Total net revenue                           $ 30,639,694    $ 22,803,071   $  5,856,702    $    226,150    $ 59,525,617

EBITDA                                      $   (849,842)   $  3,040,693   $    452,414    $ (2,635,498)   $      7,767

Assets                                      $ 55,545,054    $ 45,326,339   $  6,351,880    $  9,421,597    $116,644,870

                                                              Women's        Clinical     Corporate and
                                              Diabetes         Health      Diagnostics        Other           Total
                                            ---------------------------------------------------------------------------
At December 31, 1998

Assets                                      $ 47,483,580    $ 45,992,593   $  6,301,200    $ 15,300,104    $115,077,477

                                                              Women's        Clinical     Corporate and
                                              Diabetes         Health      Diagnostics        Other           Total
                                            ---------------------------------------------------------------------------
Three Months Ended June 30, 1998

Net product sales from external customers   $ 16,375,611    $  9,044,592   $  3,637,112    $    211,544    $ 29,268,859
Intersegment net sales                            (3,139)        531,562         24,956              --         553,379
Grant and other revenue                        1,185,929              --             --         273,829       1,459,758
                                            ---------------------------------------------------------------------------
Total net revenue                           $ 17,558,401    $  9,576,154   $  3,662,068    $    485,373    $ 31,281,996

EBITDA                                      $   (351,097)   $  1,897,464   $    (83,769)   $   (852,564)   $    610,034

Six Months Ended June 30, 1998

Net product sales from external customers   $ 26,865,944    $ 18,479,785   $  7,602,252    $    305,749    $ 53,253,730
Intersegment net sales                           455,245         894,421         87,345              --       1,437,011
Grant and other revenue                        1,462,097              --             --         603,534       2,065,631
                                            ---------------------------------------------------------------------------
Total net revenue                           $ 28,783,286    $ 19,374,206   $  7,689,597    $    909,283    $ 56,756,372

EBITDA                                      $ (1,976,214)   $  4,005,328   $    761,731    $ (1,690,189)   $  1,100,656

                         SELFCARE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12) Financial Information by Segment (Continued)

                                              Three Months Ended June 30,    Six Months Ended June 30,
                                              --------------------------    --------------------------
Reconciliation of EBITDA to Net Loss              1999           1998           1999           1998
                                              --------------------------    --------------------------
EBITDA                                        $   175,152    $   610,034    $     7,767    $ 1,100,656
Depreciation and amortization expense          (1,558,601)    (2,060,888)    (3,243,846)    (4,114,576)
Amortization of deferred revenue                   98,692      1,461,368        516,336      2,076,098
Interest expense                               (1,975,821)    (2,203,002)    (3,857,088)    (5,612,874)
Income taxes                                      (89,318)       (46,312)      (333,621)      (136,312)
Non-cash income related to legal settlement            --             --             --      1,498,844
Other non-cash items                              (57,246)        52,877       (419,013)         5,238
                                              --------------------------    --------------------------
Net loss                                      $(3,407,142)   $(2,185,923)   $(7,329,465)   $(5,182,926)
                                              ==========================    ==========================

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

RESULTS OF OPERATIONS

      Net revenues. Net revenues decreased $3.4 million, or 11%, to $27.3 million for the three months ended June 30, 1999 from $30.7 million for the three months ended June 30, 1998. However, net revenues increased $1.2 million, or 2%, to $56.5 million for the six months ended June 30, 1999 from $55.3 million for the six months ended June 30, 1998. The decline for the three months ended June 30, 1999 as compared to the similar period in 1998 was mainly the result of interruptions caused by the launch of the upgraded FastTake(R) blood glucose monitoring system. The effect of this interruption on revenue was approximately $3.5 million. The increase in revenues for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998 was derived primarily from a full six months of sales from Can-Am Care Corporation ("Can-Am") which the Company acquired in February 1998 and increased sales of women's health products. Net product sales from the Company's diabetes management segment increased approximately $2.9 million for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998, but decreased $1.6 million for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998 as a result of the aforementioned interruption. The diabetes management net product sales accounted for 54% and 53% of the Company's net revenues for the three and six months ended June 30, 1999, respectively, compared to 53% and 49% of the net revenues for the three and six months ended June 30, 1998, respectively. Net product sales from the Company's women's health segment increased $517,000 for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998 and increased $1.9 million for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. The women's health product sales accounted for 35% and 36% of the Company's total net revenues for the three and six months ended June 30, 1999, respectively, compared to 29% and 33% of the total net revenues for the three and six months ended June 30, 1998, respectively. The primary factor in the increased net sales of the women's health segment was an increase in sales of branded and private label pregnancy and ovulation tests. Another factor of the increased net sales of the women's health segment was the introduction of SoyCare(TM) for Menopause and SoyCare(TM) for Bone Health, new additions to the Company's line of nutritional supplements, in July 1998 and the introduction of Protegra(R) Cardio, SoyCare(TM) for Prostate, Stresstabs(R) herbal PMS and Stresstabs(R) herbal MENOPAUSE in the first six months of 1999. Net sales of the clinical diagnostic products decreased $766,000 for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998 and $1.7 million for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. The decrease in clinical diagnostic product sales was primarily due to the Company's sale of the clinical diagnostics business of Cambridge Diagnostics Ireland Limited ("CDIL"), a wholly owned subsidiary in Ireland, in September 1998. The clinical diagnostic product sales accounted for 11% and 10% of the Company's total net revenues for the three and six months ended June 30, 1999, respectively, compared to 12% and 14% of the total net revenues for the three and six months ended June 30, 1998, respectively. Grant and other revenue was $122,000 for the three months ended June 30, 1999 compared to $1.5 million for the three months ended June 30, 1998 and $543,000 for the six months ended June 30, 1999 compared to $2.1 million for the six months ended June 30, 1998. The Company deferred $3.0 million of a $7.0 million success fee received from LifeScan in October 1996. The Company recognized the revenue related to the success fee as FastTake meters were shipped to LifeScan. In 1998, the Company accelerated the recognition of this revenue based on the change in the estimated life of the then current meter because of the planned introduction of an improved meter. The success fee was fully recognized by March 1999. The remainder of the deferred revenue relates to certain development and capital grants for the Company's facility in Inverness, Scotland.

      Gross profit. Gross profit decreased by $1.8 million or 18% to $8.2 million for the three months ended June 30, 1999 from $10.0 million for the three months ended June 30, 1998. The interruption caused by the launch of the upgraded FastTake blood glucose monitoring system resulted in a $1.2 million impact in the absolute amount of gross profit dollars in the quarter ended June 30, 1999. Gross profit decreased by $669,000 or 4% to $17.3 million for the six months ended June 30, 1999 from $18.0 million for the six months ended June 30, 1998. The impact of the aforementioned upgraded
FastTake interruption was slightly offset by increased net sales of other diabetes management products and women's health products in the first six months of 1999. Gross profit as a percentage of net revenues decreased to 30% and 31% for the three and six months ended June 30, 1999, respectively, from 33% of net revenues for both the three and six months ended June 30, 1998. The decrease in gross profit as a percentage of net revenues was due to a decrease in the revenue recognized in relation to the success fee from LifeScan. Gross profit as a percentage of net product sales increased slightly to 30% for the three months ended June 30, 1999 compared to 29% for the three months ended June 30, 1998. Gross profit as a percentage of net product sales was 30% for the six-month periods ended June 30, 1999 and 1998.

      Research and development expense. Research and development expense decreased by $491,000 or 27% for the three months ended June 30, 1999 to $1.4 million from $1.8 million for the three months ended June 30, 1998. For the six months ended June 30, 1999, research and development expense decreased by $830,000 or 24% to $2.6 million from $3.4 million for the six months ended June 30, 1998. The decline in research and development expense was primarily due to decreased expenses because of the Company's sale of the clinical diagnostics business of CDIL in September 1998. Although research and development expense has decreased during the first half of 1999, the Company expects to spend significant and increasing amounts on research and development, especially on several programs with LifeScan, throughout the remainder of 1999 and 2000.

      Selling, general and administrative expense. Selling, general, and administrative expense decreased $457,000 or 5% to $8.2 million for the three months ended June 30, 1999 from $8.6 million for the three months ended June 30, 1998. The decrease in selling, general, and administrative expense for the quarter ending June 30, 1999 as compared to the same period in 1998 is primarily due to the successful reduction in selling expenses at Orgenics Limited, the Company's subsidiary in Israel. However, for the six months ended June 30, 1999, selling, general, and administrative expense increased $1.1 million or 7% to $17.4 million from $16.3 million for the six months ended June 30, 1998. The increase was primarily attributable to the effect of a full six months of selling, general, and administrative expenses of Can-Am, which was acquired in February 1998, and increased legal expenses related to the Company's defense of the Abbott lawsuits. Selling, general and administrative expense, as a percentage of net revenues, was 30% and 31% for the three and six months ended June 30, 1999, respectively, compared to 28% and 30% for the three and six months ended June 30, 1998.

      Interest expense. For the three and six months ended June 30, 1999, the Company incurred $2.0 million and $3.9 million, respectively, in interest expense compared to $2.2 million and $5.6 million for the three and six months ended June 30, 1998. Interest expense related to the Senior Subordinated Convertible Notes decreased $384,000 and $2.0 million, respectively, for the three and six months ended June 30, 1999 as compared to the same periods in 1998. This decrease was due to a decline of the principal balance of the Senior Subordinated Convertible Notes and because in the three and six months ended June 30, 1998, the Company recognized $400,000 and $1.2 million, respectively, of non-cash interest expense for the amortization of the original issue discount on Senior Subordinated Convertible Notes. The decrease of interest expense related to the Senior Subordinated Convertible Notes was slightly offset by increased interest on the Subordinated Revenue Royalty Notes and Subordinated Promissory Notes.

      Other income (expense). The Company incurred other expense of $58,000 and $192,000 for the three and six months ended June 30, 1999, respectively, compared to other income of $252,000 and $1.7 million for the three and six months ended June 30, 1998, respectively. Substantially all other expense incurred in 1999 relates to foreign currency transaction expense. Substantially all of the Company's foreign sales are paid in the functional currency of the selling entity. For the six months ended June 30, 1998, the Company recognized $1.5 million of non-cash income related to 155,724 shares of the Company's Common Stock received into treasury in connection with the settlement agreement dated March 6, 1998 by and between the Company, Trinity Biotech PLC, Flambelle Limited and Eastcourt Limited.

      Dividends and accretion on mandatorily redeemable preferred stock of a subsidiary and minority interest. Inverness Medical Limited, the Company's subsidiary in Inverness, Scotland, accrued $56,000 and $113,000 for the three and six months ended June 30, 1999, respectively, representing a 6% dividend payable and accretion on the outstanding cumulative redeemable preference shares, as compared to $29,000 and $58,000 for the three and six months ended June 30, 1998, respectively. In October 1998, an additional 1,000,000 shares of 6% cumulative redeemable preference stock of Inverness Medical Ltd. were issued to Inverness & Nairn Local Enterprise Company, a U.K. government agency, for approximately $1.7 million. Minority interest in certain of the Company's subsidiaries was income of $1,400 and $300 for the three and six months ended June 30, 1999, respectively, as compared to losses of $37,000 and $74,000 for the three and six months ended June 30, 1998, respectively.

      Extraordinary loss. In the first quarter of 1999, the Company recorded an extraordinary loss of approximately $306,000 ($228,000 of which is non-cash expense) for the modification of the Senior Subordinated Convertible Notes.

      Income taxes. For the three and six months ended June 30, 1999, the Company recorded provisions of $89,000 and $334,000, respectively, for income taxes compared to $46,000 and $136,000 for the three and six months ended June 30, 1998, respectively. Substantially all of the income tax provisions reflect certain state income taxes relating to Inverness Medical Inc. ("IMI"), the Company's subsidiary in the United States, and Can-Am.

      Net loss. For the three months ended June 30, 1999, the Company had a net loss of $3.4 million or $0.22 per common and potential common share compared to a net loss of $2.2 million or $0.18 per common and potential common share for the three months ended June 30, 1998. For the six months ended June 30, 1999, the Company had a net loss of $7.3 million or $0.53 per common and potential common share compared to a net loss of $5.2 million or $0.47 per common and potential common share for the six months ended June 30, 1998. The results for the six-month periods ending June 30, 1999 and 1998 included significant non-recurring, non-cash charges and income as detailed above. Additionally, the loss per share for the three months ended June 30, 1999 includes dividends of approximately $182,000 on Series C, D and E Convertible Preferred Stock and the loss per share for the six months ended June 30, 1999 includes premiums of approximately $808,000 on Series B Convertible Preferred Stock and dividends of approximately $460,000 on Series C, D and E Convertible Preferred Stock.

LIQUIDITY AND CAPITAL RESOURCES

      During the six months ended June 30, 1999, the Company received funds through its alliance with LifeScan and private placements of convertible preferred stock.

      On June 7, 1999, the Company entered into amendments of its product development and distribution agreements (the "Amended Agreements") with LifeScan, Inc. ("LifeScan"), a subsidiary of Johnson & Johnson. Under the Amended Agreements, the Company is to develop and supply to LifeScan additional products for monitoring blood glucose in humans. Upon the execution of the Amended Agreements, LifeScan provided the Company with an initial loan of (pound)6,250,000 (approximately $9,900,000) to fund the anticipated production levels. LifeScan has also committed to make additional loans of up to (pound)8,125,000 (approximately $13,000,000) to the Company upon the accomplishment of certain milestones relating to the new products the Company is to develop for LifeScan. Interest on the initial and additional loans accrues at 11% and is payable quarterly. The aggregate principal amount of the initial and additional loans will be repaid by deducting (pound)0.0125 (approximately $0.02) from the invoice price of each unit of product LifeScan purchases from the Company commencing on the date of the initial loan. Additionally, LifeScan has agreed to provide credit enhancements, related to anticipated production levels, for further borrowings of up to $10,000,000 by the Company from a commercial bank to fund additional manufacturing capacity for the products covered by the Amended Agreements.

      On January 8, 1999, the Company sold in a private placement 57,842 shares of Series C convertible preferred stock ("Series C Preferred Stock"), 3,030 shares of Series D convertible preferred stock ("Series D Preferred Stock") and 13,169 shares of Series E convertible preferred stock ("Series E Preferred Stock") (collectively, the "Preferred Shares") to investors (the "Preferred Investors") at an aggregate purchases price of $7.4 million (see
Note 8 of the "Notes to Consolidated Financial Statements").

      At June 30, 1999, the Company had cash and cash equivalents of $14.8 million, a $5.6 million increase from December 31, 1998. The Company used cash of $1.2 million in operating activities in the six months ended June 30, 1999. The Company incurred a net loss of $7.3 million during the period, but the net loss includes non-cash expenses of $3.2 million. Other uses of cash in operating activities included increases in inventories, prepaid expenses and other current assets and decreases in accrued expenses and other current liabilities totaling approximately $4.6 million. Cash was provided for operations in part by a decrease in accounts receivable of $5.3 million and an increase in accounts payable of $2.2 million. The increase in inventories and decrease in accounts receivable was significantly impacted by the anticipation of, and interruption in, the launch of the upgraded FastTake system.

      During the six months ended June 30, 1999, the Company received proceeds of $307,000 from the issuance of common stock and $2.5 million from the issuance of preferred stock ($4.9 million was received during 1998 for Preferred Shares which were not issued until January, 1999). Certain of the Preferred Shares were issued to satisfy $598,000 of accrued interest on debt obligations (see Note 8 of the "Notes to Consolidated Financial Statements"). Proceeds of $10.7 million were received from borrowings under notes payable, of which $9.9 million was received from LifeScan to fund the anticipated production levels in connection with the Amended Agreements with LifeScan (see Note 5 of the "Notes to Consolidated Financial Statements"). Approximately $792,000 of proceeds received from borrowings under notes payable were obtained for the purchase of facilities by CDIL in Ireland. The Company also repaid approximately $4.8 million, in aggregate, of principal primarily related to loans from Chase Manhattan Bank and the Senior Subordinated Convertible Notes (see Note 7 of the "Notes to Consolidated Financial Statements").

      During the six months ended June 30, 1999, the Company used $1.8 million to purchase property, plant and equipment. The Company received $245,000 ((pound)150,000) from Enviromed, an affiliated company, in February 1999 as the first installment pursuant to the note repayment terms under the settlement agreement (see Note 9 of the "Notes to Consolidated Financial Statements"). Payments of (pound)100,000 and (pound)187,000 are due in August 1999 and November 1999, respectively.

      Based upon its current operating plans, the Company believes that its existing capital resources will be adequate to fund its operations and scheduled debt payments for the remainder of the year. The Company believes that it will be able to fund its research and development activities related to products being designed and developed for LifeScan out of existing funds and anticipated funding pursuant to the Amended Agreements with LifeScan. If the Company were to encounter delays in achieving the milestones necessary for receiving the funding from LifeScan, it would need to seek alternative financing arrangements. The Company is currently seeking financing from a commercial bank to fund additional manufacturing capacity at its facility in Inverness, Scotland. In addition, the Company may expand its research and development of new technologies (beyond the aforementioned activities related to LifeScan) and may pursue the acquisition of new products and technologies, whether through licensing arrangements, business acquisitions, or otherwise. The Company anticipates that it will be required to raise substantial additional funds for such projects or strategies. No assurance can be given that additional capital will be available, or, if available, that it will be available on acceptable terms. If additional funds are raised by issuing equity securities, further dilution to then existing stockholders will result. If adequate funds are not available, the Company may not be able to pursue desirable research and development programs unless it obtains funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies or products which the Company would otherwise pursue on its own.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

      There are various risks, including those described below, which may materially impact your investment in Selfcare or may in the future, and, in some cases, already do, materially affect us and our business, financial condition and results of operations. You should consider carefully these factors with respect to your investment in the Company's securities. This section includes or refers to certain forward-looking statements; you should read the explanation of the qualifications and limitations on such forward-looking statements which begins on page 22.

Risk of Inadequate Funding; Future Capital Needs

      Selfcare anticipates that during 1999, it may need to raise additional capital to help fund our aforementioned research and development of new products and technology, the purchase of additional equipment at our plant in Inverness, Scotland, and any possible acquisitions, through borrowings, the issuance of debt or equity securities, or in connection with agreements which might be made with one or more collaborative partners. We are not certain that such additional financing will be available, or, if available, that it will be available on acceptable terms. For additional information on the Company's liquidity and capital needs, please see the section entitled Liquidity and Capital Resources in this "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Managing and Maintaining Growth

      Selfcare is currently experiencing a period of rapid growth and expansion, due, in part, to recent acquisitions and increased sales. This growth has placed and may continue to place strains on our management, customer service and support, operations, sales and administrative personnel as well as our financial and other resources. In order to meet the needs of existing and future customers, Selfcare has increased and will continue to increase its workforce. To do this, we need to attract, train, motivate and manage qualified employees and need to expand our operating, management, information and financial systems. This may result in a significant increase in operating expenses. Additionally, through such acquisitions, Selfcare is expanding into new lines of business, which imposes additional demands. The risks involved with such acquisitions and expansion are discussed in further detail below.

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

      The Can-Am Acquisition. On February 18, 1998, Inverness Medical, Inc., a subsidiary of Selfcare, purchased Can-Am Care Corporation, a leading supplier of diabetes care products. We have decreased, and expect to continue to decrease, certain expenses by, among other things, eliminating duplicative management functions and combining our distribution channels with those of Can-Am. Although we believe that synergies are present between our existing distribution channels and those of Can-Am, we cannot be certain that the integration of the Can-Am product line with our product lines will lead to increased overall revenue or decreased spending as a percentage of revenue, or that the integration will result in other benefits customarily pursued in a strategic acquisition. Accordingly, we may not be able to reduce any costs and may, in fact, incur additional costs in the attempt to make these changes or mitigate any adverse consequences of the integration.

Risks Related to New Product Development

      Some of our products are available for commercial sale, including certain professional diagnostic products for infectious diseases, women's health products produced by third-party manufacturers, FastTake(R) diabetes care products, blood glucose strips and nutritional supplements. All of our other products are in various stages of research and development and are not generating revenue. We must develop these products and perform pre-clinical and clinical testing before we can sell these products to the public. At this stage, we cannot be certain that:

            o any of the products under development will prove to be safe or effective in clinical trials;

            o we will be able to obtain regulatory approval to market any of our products that are in development or contemplated;

            o any of such products can be manufactured at acceptable cost and with appropriate quality; or

            o any of such products, if and when approved, can be successfully marketed.

Risks Related to the LifeScan Alliance

      In 1995, we entered into an exclusive worldwide alliance and distribution agreement with LifeScan, Inc., a subsidiary of Johnson & Johnson, which was amended in June 1999 (see Note 5 of the "Notes to Consolidated Financial Statements"). Under the terms of the alliance with LifeScan, we develop and manufacture and LifeScan distributes FastTake(R), our proprietary electrochemical blood glucose monitoring system for the management of diabetes, and upgraded FastTake systems. We commenced shipments of FastTake in December 1997 and the first upgrade of FastTake in July 1999. FastTake is currently the most successful product in our diabetes line of business. Our future results of operations depend to a substantial degree on LifeScan's ability to market and sell FastTake. Although the FastTake product appears to be gaining acceptance, we cannot assure you that the market will fully accept FastTake or that any acceptance will continue. Any failure by us to produce or failure of LifeScan to market and distribute FastTake successfully could have a material adverse effect on our business, financial condition and results of operations.

Dependence Upon Key Personnel

      Our future success is highly dependent on the services of Ron Zwanziger, the Chairman, President and Chief Executive Officer, and certain other members of management. Due to the specialized scientific nature of our business, our future success depends in large part upon our ability to attract and retain highly skilled scientific, managerial and marketing personnel, particularly as we continue to develop and expand our activities. We face significant competition for such personnel from other companies, research and academic institutions, government entities and other organizations. We cannot be certain that we will be able to hire or retain the personnel we require for continued growth. The loss of Mr. Zwanziger or one or more of the management or scientific employees could have a negative impact on our ability to manage and operate effectively.

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

      In April of 1998, Abbott Laboratories, Inc. filed a lawsuit against us and Princeton BioMeditech Corporation, which manufactures our pregnancy detection and ovulation prediction products. Abbott alleges that these products infringe a patent under which Abbott claims to have exclusive rights. In October 1998, Abbott filed a lawsuit against us alleging that our glucose monitoring system, FastTake, infringes upon a patent held by Abbott. Although we believe that the pregnancy detection and ovulation prediction products and FastTake do not infringe upon these patents, we have already incurred and may continue to incur substantial costs in defending against Abbott's claims. Furthermore, under the distribution agreement with LifeScan, we agreed to indemnify LifeScan for any damage, including expenses incurred by it, resulting from any claims that FastTake infringes any patents. For a more detail discussion of this litigation, see the section entitled "Part II,
Item 1. Legal Proceedings".

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

      Other Proprietary Technology. We seek to protect proprietary technology, including technology that may not be patented, or patentable, in part through confidentiality agreements and, if applicable, inventor's rights agreements with collaborators, advisors, employees and consultants. If the parties breach these agreements, we may not have adequate remedies for any such breach. Although we take actions to prevent the disclosure of confidential information, we cannot be certain that our trade secrets will not otherwise be revealed to, or discovered by, competitors. Moreover, we may from time to time conduct research through academic advisors and collaborators who may be prohibited by their academic institutions from entering into confidentiality or inventor's rights agreements.

Competition; Risk of Technological Obsolescence

      Self-Test Products. The medical products industry, including the diagnostic testing industry, is rapidly evolving and developments are expected to continue at a rapid pace. Competition in this industry is intense and expected to increase as new products and technologies become available and new competitors enter the market. Our competitors in the United States and abroad are numerous and include, among others, diagnostic testing and medical products companies, universities and other research institutions. Our future success depends upon our maintaining a competitive position in the development of products and technologies in our areas of focus. Competitors may be more successful in:

            o developing technologies and products that are more effective than our products or that render our technologies or products obsolete or noncompetitive;

            o obtaining patent protection or other intellectual property rights that would prevent us from developing our potential products; or

            o obtaining regulatory approval for the commercialization of their products more rapidly or effectively than we are able to do so.

      Many of our existing or potential competitors have or may have substantially greater research and development capabilities, clinical, manufacturing, regulatory and marketing experience and financial and managerial resources.

      We are seeking to develop and market generic test strips which are compatible with other manufacturers' electrochemical blood glucose monitoring systems including Excel(TM), which is compatible with the ExacTech(TM) system sold by MediSense, Inc. Others may attempt to enter this market with similar products or the manufacturers of the systems with which such test strips are compatible may lower their own test strip prices. This would reduce or eliminate our competitive price advantage.

      Additionally, several of our competitors are attempting to develop noninvasive blood glucose monitoring technology. Noninvasive blood glucose monitoring involves methods for measuring blood glucose levels without the need to draw blood and, in certain proposed configurations, without the need to utilize disposable components, such as test strips. We believe that manufacturers are pursuing a number of different technological approaches to noninvasive blood glucose monitoring, including near-infrared spectroscopy, which involves shining a beam of near-infrared light to penetrate the skin and determine the amount of glucose in the blood, and reverse iontophoresis, which utilizes a "patch" system to extract glucose through the skin for measurement by an external meter. In addition, several manufacturers are pursuing minimally invasive approaches to blood glucose monitoring, such as using a fine needle to withdraw a small sample of interstitial fluid which is analyzed by use of mid-infrared spectroscopy. The Company is also pursuing the development of noninvasive blood glucose monitoring technologies. The successful development and introduction of any such products could reduce the demand for meters and test trips such as FastTake and Excel.

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

Effect of Adverse Publicity; Scientific Research

      Our nutritional supplement lines contain vitamins, minerals, herbs and other ingredients that we generally regard as safe when taken as directed. Various scientific studies have suggested such vitamins, minerals and herbs may offer certain health benefits. However, the success of such products is highly dependent upon consumers' perception of safety and quality of our nutritional supplements as well as similar products distributed by competitors.

      We believe that the recent growth of the nutritional supplements market is based, in part, on recent scientific research suggesting potential health benefits from regular consumption of certain vitamins and other nutritional products and the attention focused on such benefits by the media. The scientific research to date is preliminary, and therefore, it is possible that future scientific results could be unfavorable or inconsistent and media attention could be unfavorable. This could result in a significant decline in sales of the nutritional supplement products.

Comprehensive Government Regulation

      Self-Test Products. Our research, development and clinical programs, and manufacturing and marketing operations are subject to extensive regulation by numerous governmental authorities in the United States and in other countries. At this time we do not have the required governmental approvals for commercial sale of most of our self-test products, including those licensed from third parties. We expect that some approvals will not be obtained for several years. The Food and Drug Administration and corresponding foreign regulatory authorities will review our pre-clinical and clinical trials to test the safety and efficacy of many of our products. This regulatory process can take many years and may require us to spend substantial amounts of money and other resources.

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

      One example of the volatility of the foreign regulatory environment occurred on June 15, 1999, when the Company's majority owned subsidiary in Israel, Orgenics Limited ("Orgenics"), received a notice from the regulatory agency in France that one of its HIV products, DoubleCheck(TM), and a product that it produces for Pasteur Sanofi Diagnostics ("Pasteur"), Genie II, failed the regulatory agency's reevaluation process of all HIV products sold in France. As such, the products were removed from the market in France. Orgenics has improved the DoubleCheck test and resubmitted it for testing in September 1999. Genie II is a product sold to Pasteur and Pasteur decided not to market the product in France. The Company does not believe that the removal of DoubleCheck and Genie II from the market in France will have a material adverse impact on its sales, operations or financial performance even if those products remain off the French Market for an extended period of time. The Company's management stands behind the quality of its products. However, it is conceivable that the actions of the French authorities, or their perceived concerns regarding DoubleCheck and Genie II, could cause regulators in other jurisdictions to reevaluate or take other actions involving Genie II or the Company's other products. The Company's management is unaware of any such action or planned actions at this time that would have a material adverse impact on sales, operation or financial performance.

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

Litigation

      The Company encounters many risks associated with litigation concerning, among other things, the enforcement of patents and other intellectual property rights. For information on the risks involved, please see "Part II, Item 1. Legal Proceedings".

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

      Awareness. We have made the relevant employees aware of the Year 2000 issue and collected information from such employees regarding systems that might be affected. We have established a project team to lead our efforts, and management oversees the progress with respect to the implementation of the Year 2000 Plan. In addition, the Year 2000 Plan has been and will be subject to the review of the Board of Directors.

      Assessment. We have completed an assessment of our standard computer information systems and we have taken the necessary steps to make our core computer information systems, in those situations in which we are required to do so, Year 2000 compliant. We have tested or obtained written verification from vendors to the effect that our other standard computer information systems acquired from such vendors correctly distinguish dates before the year 2000 from dates in and after the year 2000.

      In addition, we have completed our evaluation and assessment of our other computer systems that do not relate to information technology but include embedded technology, such as telecommunications, security, fire and safety systems. We have obtained written confirmation from our current vendors and landlord that these systems are or will be, to the best of their knowledge, Year 2000 compliant.

      We have sent letters to our significant customers, suppliers, and service providers regarding their Year 2000 readiness and have received responses back from most. We are in the process of developing contingency plans for those suppliers and service providers that do not provide satisfactory assurance regarding their Year 2000 readiness. We do not believe that there is a significant risk related to the failure of vendors or third-party service providers to prepare for the Year 2000. However, the costs and timing of third-party Year 2000 compliance is not within our control and we cannot be certain of the costs or timing of such efforts or the potential effects of any failure of our customers, suppliers or service providers to comply.

      Remediation. Our primary use of software systems is in our accounting and electronic data interface ("EDI") software. We also use programmable logic controls in manufacturing operations at our facility in Inverness, Scotland, which are Year 2000 compliant. We have received written verification from our vendor of the accounting software used in our corporate office that the software is Year 2000 compliant. We have upgraded our EDI software to a version that has been designed to be Year 2000 Compliant.

      Testing. To attempt to confirm that our computer systems are Year 2000 compliant, we have performed testing of our computer information systems and our other computer systems that do not relate to information technology but include embedded technology. We will rely on the written verification from each vendor of our computer systems that the relevant system is Year 2000 compliant. Nevertheless, we cannot be certain that the computer systems on which we rely will correctly distinguish dates before the year 2000 from dates in and after the year 2000. Any failure to distinguish the dates could have an adverse effect on our operations. We have tested the software in the FastTake blood glucose monitoring system and believe that it is Year 2000 compliant. We have also successfully tested our ability to communicate with customers that are not using EDI software that is Year 2000 compliant.

      Costs to Address Our Year 2000 Issues. The primary cost of our Year 2000 compliance to date, which has been associated with assessment, remediation, and testing, has not been significant. Based on our assessment of the Year 2000 issue, we believe that any remaining costs will not have a material adverse effect on our business, financial condition or results of operations. We expect to fund any remaining costs of addressing the Year 2000 issue from cash flows resulting from operations. While we believe that we generally will be Year 2000 compliant by December 31, 1999, if these efforts are not completed on time, or if the costs associated with updating or replacing our computer systems exceed our estimates, the Year 2000 issue could have a material adverse effect on our business, financial condition and results of operations.

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

      Our Contingency Plans. We have developed general contingency plans for significant business risks that might result from Year 2000 related events, if necessary. Because we have not identified any specific business function that will be materially at risk of significant Year 2000 related disruptions, we have not developed detailed contingency plans specific to Year 2000 problems. We will develop specific contingency plans for those suppliers and service providers that do not provide satisfactory assurance regarding their Year 2000 readiness by September 30, 1999.

      The preceding "Year 2000 Readiness Disclosure" contains various forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent our beliefs or expectations regarding future events. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to:

            o the availability of qualified personnel and other information technology resources;

            o the ability to identify and remediate all date sensitive lines of computer code or to replace embedded computer chips in affected systems or equipment; and

            o the actions of governmental agencies or other third parties with respect to Year 2000 problems.

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

Limited Operating History; History of Operating Losses and Accumulated Deficit; Uncertain Profitability

      We have not had significant profits since we began operations. As of June 30, 1999, our accumulated deficit totaled approximately $97.7 million. In order to continue developing products, we must expend substantial resources to conduct research and pre-clinical and clinical development programs, to establish manufacturing facilities, sales and marketing capabilities, and to establish additional quality control and regulatory and administrative capabilities. We may lose substantial and, perhaps, increasing amounts of money over the next several years as our product programs expand and various clinical trials commence. We do not know when, or if, we will make money because our profitability depends on a number of uncertainties.

Fluctuations in Results of Operations; Volatility of Share Price

            Our annual and quarterly operating results may fluctuate due to factors such as:

            o the timing of new product announcements and introductions by us and our competitors;

            o market acceptance of new or enhanced versions of our products;

            o     changes in manufacturing costs or other expenses;

            o     competitive pricing pressures;

            o the gain or loss of significant distribution outlets or customers;

            o     increased research and development expenses; or

            o     general economic conditions.

      In addition, it is possible that in some future periods the results of our operations will be below the expectations of the public market. In any such event, the market price of the common stock could be materially and adversely affected. Furthermore, the stock market may experience significant price and volume fluctuations which may affect the market price of the common stock for reasons unrelated to our operating performance. The market price of the common stock may be highly volatile and may be affected by such factors as:

            o     our quarterly operating results;

            o changes in general conditions in the economy, the financial markets, or the health care industry;

            o     government regulation in the health care industry;

            o     changes in other areas such as tax laws;

            o sales of substantial amounts of common stock or the perception that such sales could occur, including as a result of the conversion or potential conversion of convertible securities issued by us; or

            o     other developments affecting us or our competitors.

Control by Certain Stockholders

      Our executive officers and directors beneficially owned as of February 1, 1999, approximately 27.3% of the outstanding shares of common stock. Accordingly, these persons may have the ability to control Selfcare's Board of Directors, and, therefore, our business, policies and affairs.

Anti-Takeover Effect of Certificate of Incorporation and By-law Provisions and Delaware Law

      Our Amended and Restated Certificate of Incorporation and Amended and Restated By-laws contain certain provisions relating to corporate governance and the rights of stockholders. These provisions may be deemed to have a potential "anti-takeover" effect since such provisions may delay, defer or prevent a change in control of Selfcare. These provisions make more difficult, and may in fact discourage, a proxy contest to change control of Selfcare, and therefore, may in turn have an adverse affect on our stock price.

Effect of Issuance of Preferred Stock

      Our Board of Directors is currently authorized to issue up to 4,893,500 shares of preferred stock in the future without further stockholder approval and upon such terms and conditions, and having such rights, privileges and preferences, as the Board may determine. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. In addition, if Selfcare were to sell additional shares of preferred stock, it could become more difficult for a third party to acquire control of, or make acquisition bids for, Selfcare. This, in turn, could affect the price of the shares of our common stock.

Effect of Conversions of Convertible Preferred Stock and Senior Subordinated Convertible Notes

      We have authorized shares of Series A Convertible Preferred Stock, par value $.001 per share, Series B Convertible Preferred Stock, par value $.001 per share, Series C Convertible Preferred Stock, par value $.001 per share, Series D Convertible Preferred Stock, par value $.001 per share, and Series E Convertible Preferred Stock, par value $.001 per share. We have outstanding 4,720 shares of Series B Convertible Preferred Stock, 57,842 shares of Series C Convertible Preferred Stock, 3,030 shares of Series D Convertible Preferred Stock and 13,169 shares of Series E Convertible Preferred Stock.

      Our Series B Convertible Preferred Stock contains variable conversion ratio provisions. The terms of the Series B Convertible Preferred Stock provide that, subject to certain limitations, as the price of our common stock declines, the number of shares of common stock into which the holders may convert such securities increases. Accordingly, if our stock price falls the result is that the holders of the convertible securities with variable conversion ratios can convert such securities into a greater number of shares of our common stock than previously obtainable by such holder, thereby resulting in an increase in the potential dilution to all existing common stockholders. Our stock price has fallen since the issuance of the Series B Convertible Preferred Stock, resulting in such dilution.

Cautionary Statements Concerning Forward-Looking Statements

      Statements made in this document include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Also, documents we subsequently file with the Commission and incorporate by reference will contain forward-looking statements. These statements include, among other things, statements regarding our intent, belief or expectations and those of our directors and officers with respect to:

            o our ability to develop new products and integrate new product lines;

            o     our ability to manage growth;

            o     our ability to successfully market new products in general;

            o     our ability to obtain debt and equity financing;

            o     our ability to successfully prosecute and defend litigation;

            o     general economic conditions; and

            o trends affecting our business, financial condition or results of operations.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Abbott Laboratories v. LifeScan, Inc. and Selfcare, Inc.

      In late October 1998, Abbott commenced a lawsuit against the Company and LifeScan in the United States District Court for the District of Massachusetts. The complaint alleges that the disposable test strips used in the FastTake(R) blood glucose monitoring system supplied by the Company to LifeScan infringe U.S. Patent No. 5,820,551 (the "Test Strip Patent") issued to Abbott on October 13, 1998. Abbott is seeking damages and an injunction against sales in the United States. Abbott also sought to enjoin LifeScan and Selfcare from the manufacture, use and sale of these blood glucose test strips in the United States during the pendency of the infringement litigation. On February 22, 1999, the court denied Abbott's motion for a preliminary injunction and stated "...that Abbott is unlikely to succeed on the merits of its claim of patent infringement..." Although a final ruling against the Company could have a material adverse impact on the Company's sales, operations or financial performance, based on a review of the Abbott claims by patent counsel and the aforementioned court ruling, the Company believes that the FastTake test strips do not infringe the Test Strip Patent and that Abbott's claims will be proven to be without merit.

Abbott Laboratories v. Selfcare, Inc. and Princeton BioMeditech Corporation

      In April 1998, Abbott commenced a lawsuit against the Company and Princeton BioMeditech Corporation ("PBM"), which manufactures certain products for the Company, in an action filed in the United States District Court for the District of Massachusetts ("District Court"), asserting patent infringement arising from the Company and PBM's manufacture, use and sale of products that Abbott claims are covered by one or more of the claims of U.S. Patent Nos. 5,073,484 and 5,654,162 (the "Pregnancy Test Patents") to which Abbott asserts that it is the exclusive licensee. Abbott claims that certain Selfcare products relating to pregnancy detection and ovulation prediction infringe the Pregnancy Test Patents. Abbott is seeking an order finding that the Company and PBM infringe the Pregnancy Test Patents, an order permanently enjoining the Company and PBM from infringing the Pregnancy Test Patents, compensatory damages to be determined at trial, treble damages, costs, prejudgment and post-judgment interest on Abbott's compensatory damages, attorneys' fees, and a recall of all existing Company or PBM products found to infringe the Pregnancy Test Patents. On August 5, 1998, the court denied Abbott's motion for a preliminary injunction. On March 31, 1999, the District Court granted a motion by the Company, PBM, and the LLC, the joint venture between the two companies, filed to amend their counterclaim against Abbott, asserting that Abbott is infringing U.S. Patent Nos. 5,559,041 (the "041 patent") and 5,728,587 (the "587 patent")
which are owned by the LLC and seeking a declaration that Abbott infringes the patents, permanent injunctive relief, money damages and attorneys' fees. On November 5, 1998, Abbott filed suit in the United States District Court for the Northern District of Illinois seeking a declaratory judgment of non-infringement, unenforceability and invalidity of the 041 patent and 587 patent. The Illinois court granted the Company's motion to transfer the aforementioned Illinois action to Massachusetts. The Company and its co-defendant have moved for summary judgment on their defense that the Abbott patents are invalid, and Abbott has cross-moved for summary judgment on the issue of infringement. The case is currently in the discovery stage. The Company intends to defend this litigation vigorously; however, a final ruling against the Company could have a material adverse impact on the Company's sales, operations or financial performance.

Cambridge Biotech Corporation and Cambridge Affiliate Corporation v. Ronald Zwanziger, Selfcare, Inc., Cambridge Diagnostics Ireland, Ltd., Trinity Biotech, plc and Pasteur Sanofi Diagnostics

      On January 22, 1999, Cambridge Biotech Corporation ("CBC") and Cambridge Affiliate Corporation ("CAC") filed suit (Civil Action No. 99-378) in the Middlesex County Massachusetts Superior Court against the Company, its President, Ron Zwanziger, CDIL, Trinity Biotech plc ("Trinity") and Pasteur Sanofi Diagnostics ("Pasteur"). The complaint alleges, among other things, that actions taken by Mr. Zwanziger as President of CAC in connection with the sale by CDIL of its diagnostics business to Trinity were not properly authorized and that, as a result of the actions, CBC may lose the benefit of valuable patent licenses from Pasteur. CBC's requested relief is to have the CAC/Trinity manufacturing and sales agreements declared null and void, the license between Pasteur and CBC declared to be in full force, to recover damages allegedly caused by the Company and Mr. Zwanziger, and to recover damages due to Pasteur's actions. CBC moved for a preliminary injunction, seeking to enjoin the Company, CDIL, Mr. Zwanziger, and Trinity from acting pursuant to the CAC/Trinity agreements and to enjoin Pasteur from terminating its license agreements with CBC. Following a hearing on January 25, 1999, the Court denied CBC's motion. Thereafter, Pasteur successfully moved for dismissal on grounds that the issues between it and CBC should be litigated in France. The plaintiffs' appeal from that ruling is pending. Trinity has moved for dismissal on grounds that the issues between it and CBC should be litigated in Ireland or, instead, should be arbitrated. The plaintiffs have opposed this motion, but there has been no ruling on Trinity's motion. The Company believes that CBC's complaint against the Company, Mr. Zwanziger, and CDIL is without merit and intends to defend the action vigorously. The Company has filed an Answer denying the material allegations of the Complaint along with a Counterclaim to declare its actions lawful and valid and to redress harm that may result if the court invalidates the sale of CDIL's diagnostics business to Trinity despite CBC's representations to Selfcare that it had the right to make such a sale. The Company does not believe that an adverse outcome would have a material impact on the Company's sales, operations or financial performance.

Enviromed plc v. Selfcare, Inc.

      The Company had been involved in a dispute with Enviromed plc ("Enviromed") with respect to a joint venture agreement entered into between the Company and Enviromed in March 1994 and other agreements (collectively, the "Disputed Enviromed Agreements") entered into between the Company and Enviromed and its wholly-owned subsidiary Cranfield Biotechnology Ltd. ("Cranfield") and the issuance of shares of Common Stock to Enviromed in connection therewith. In connection with this dispute, the Company informed Enviromed that, due to the failure of Enviromed and Cranfield to perform their obligations under the Disputed Enviromed Agreements, the Company disputed Enviromed's ownership of the Common Stock held of record by Enviromed. On July 5, 1996, Enviromed filed suit against the Company and the representatives of the underwriters (the "IPO Representatives") of Selfcare's initial public offering in United States District Court for the Southern District of New York alleging breach of a registration rights agreement relating to the Common Stock held of record by Enviromed. Enviromed claimed that its rights under a registration rights agreement were breached in connection with the Company's initial public offering and requested damages, injunctive relief and a declaratory judgment that Enviromed is the lawful owner of the shares. The Company filed counterclaims against Enviromed arising out of the failure of Enviromed and Cranfield to perform their obligations under the Disputed Enviromed Agreements. On February 8, 1999, the Company and Enviromed reached a settlement whereby (i) Enviromed's board of directors was restructured and Mr. Zwanziger, the Company's Chairman, was replaced as a board member by David Scott, the Managing Director of the Company's subsidiary, Inverness Medical, (ii) the payment of (pound)437,000 in notes owed to Selfcare by Enviromed was rescheduled, and (iii) Enviromed agreed to pay Selfcare an amount up to a maximum of (pound)500,000, based upon purchases by Selfcare from an Enviromed subsidiary in excess of certain minimums. The settlement was subject only to approval of the Enviromed's shareholders, which was received in March 1999. The Company received (pound)150,000 ($245,000) in February 1999 as the first installment pursuant to the note repayment terms under the settlement agreement. Payments of (pound)100,000 and (pound)187,000 are due in August 1999 and November 1999, respectively.

Intervention, Inc v. Selfcare, Inc. and Companion Cases

      In May, 1999, Intervention, Inc., a California corporation, filed separate suits in California Contra Costa County Superior Court against the Company, four of its private label customers and its major competitors and their private label customers alleging that under Section 17200 of the California Business and Professions Code the defendants' labeling on their home pregnancy tests is misleading as to the level of accuracy under certain conditions. The plaintiff seeks restitution of profits on behalf of the general public, injunctive relief and attorneys' fees. The Company is defending its private label customers under agreement and believes that the actions are without merit and intends to defend them vigorously. The Company does not believe that an adverse ruling against the Company would have a material adverse impact on sales, operations or financial performance.

      Because of the nature of the Company's business, the Company at any particular time may be subject to consumer product claims or be a defendant in various lawsuits arising in the ordinary course of its business and expects that this will continue to be the case in the future. These lawsuits generally seek damages, sometimes in substantial amounts, for personal injuries or other claims. The Company believes that any adverse ruling in such lawsuits would not have a material adverse effect on its sales, operations or financial performance.

Item 2. Changes in Securities

      On January 8, 1999, the Company sold in a private placement 57,842 shares of Series C Convertible Preferred Stock, par value $.001 per share, 3,030 shares of Series D Convertible Preferred Stock, par value $.001 per share, and 13,169 shares of Series E Convertible Preferred Stock, par value $.001 per share, of the Company (collectively, the "Preferred Shares") to private investors (the "Preferred Investors") at an aggregate purchase price of $7,404,100. The Preferred Investors include certain officers and directors of the Company. Each Preferred Share accrues a dividend of 7% per annum (the "Dividend"). The Preferred Shares are convertible into shares of Common Stock. The actual number of shares of Common Stock issuable upon conversion of a Preferred Share is equal to the aggregate stated value per share (i.e., $100), plus any accrued but unpaid Dividend (unless the Company elects to pay such Dividend in cash) through the date of such conversion, divided by a conversion price initially equal to $1.8125 per share of Series C Convertible Preferred Stock, $2.00 per share of Series D Convertible Preferred Stock, and $3.028 per share of Series E Convertible Preferred Stock (in each case, the "Conversion Price"). The Conversion Price is subject to adjustment for stock splits, stock dividends, recapitalization and similar transactions. Any Preferred Share not previously converted will automatically convert into Common Stock on January 8, 2002. The issuance of the Preferred Shares was approved at the Company's annual meeting of shareholders on May 20, 1999. The Company claimed an exemption from the registration requirements of the Securities Act by reason of Regulation D promulgated thereunder, based on the private nature of the transaction and the financial sophistication of the purchasers, all of whom had access to complete information concerning the Company and acquired the securities for investment and not with a view to the distribution thereof. U.S. Boston Capital acted as placement agent for a portion of the offering of the Preferred Shares for a commission of $47,000. Willard L. Umphrey, a Director of the Company, is the Chairman, President, Treasurer and a Director of U.S. Boston Capital.

      On January 11, 1999, the Company and Convertible Noteholders agreed to amend the terms of the Convertible Notes by changing the maturity date and conversion terms, as well as canceling the related warrants. Pursuant to the amended terms, which were approved at the Company's annual meeting of shareholders on May 20, 1999, the Company made an immediate payment of $859,049 representing $780,954 of face value of the original Convertible Notes plus a 10% premium. The remaining Convertible Notes were amended and replaced with amended notes (the "New Convertible Notes"). The face value of the New Convertible Notes is equal to the face value of the canceled Convertible Notes plus a 15% premium. The New Convertible Notes were to mature on July 12, 1999, bore an interest rate of 8% and provided for a fixed conversion price of $2.00. All of the New Convertible Notes were converted into Common Stock as of May 25, 1999.

      On January 22, 1999, the Company and the Series B preferred stockholders agreed to amend the terms of the Series B Preferred Stock, subject to shareholder approval. Under the amended terms, the Company provided the Series B preferred stockholders a 15% premium on the face value of the preferred stock on the date of the amendment to the terms of the Series B Preferred Stock, subject to shareholder approval. The amended terms were approved at the Company's annual meeting of shareholders on May 20, 1999. The conversion price of the amended Conversion Shares of common stock will be equal to the aggregate stated value ($1,000 per share), plus any accrued but unpaid premium through the date of such conversion, divided by a conversion price equal to the lower of $2.00 or the Variable Conversion Price (defined as the average of the five lowest closing bid prices of the common stock during the 30 trading days preceding such conversion) then in effect. In the event the price per share rises to $3.25 or higher for any ten consecutive trading days after May 20, 1999, the Company may fix the conversion price at $2.00, by delivery of a written notice within five business days after the tenth trading day, effective thirty days after the delivery of such notice. The Company may require the conversion of all, but not less than all, of the Series B Preferred Shares, provided that the closing bid prices of the common stock are equal to or greater than $13.9581 (subject to adjustment as defined in the agreement) for 20 consecutive trading days preceding any such conversion. Any unconverted Series B Preferred Stock will automatically convert into shares of common stock on August 26, 2000. The Series B Preferred Stock may also be redeemed under certain circumstances for cash. A holder of Series B Preferred Stock may require the Company to redeem any or all of such holder's Series B Preferred Stock, under certain circumstances. The Company may redeem at least a majority of the outstanding Series B Preferred Stock at its option at the face amount, plus accrued premium and any conversion default payments, in the event the price of the Company's common stock is less than $2.00 for at least ten consecutive trading days prior to the date of such redemption.

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

      The Company's investing strategy, to manage interest rate exposure, is to invest in short-term, highly liquid investments. Currently, the Company's short-term investments are in money market funds and repurchase agreements with original maturities of 90 days or less. At June 30, 1999, the fair value of the Company's short-term investments approximated market value.

      In February, 1998, the Company's subsidiary, IMI, entered into a $42 million credit agreement with Chase Manhattan Bank. The credit agreement consists of a $37 million term loan and a $5 million revolving line of credit. The term loan and revolving line of credit allow IMI to borrow funds at varying rates, including options to borrow at an alternate base rate plus a spread from 0.25% to 1.75%, or the LIBOR rate plus a spread from 1.75% to 3.00%. The spreads depend on IMI's ratio of senior funded debt to EBITDA. IMI entered into an interest rate swap agreement with an effective date of March 31, 1998. This agreement protects approximately 50% of IMI's term loan against LIBOR interest rates rising above 7.5%. This agreement is effective through March 30, 2001.

Foreign Currency Risk

      The Company faces exposure to movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse effect on the Company's business, financial condition and results of operation. The Company does not use derivative financial instruments or other financial instruments to hedge economic exposures or for trading. Historically, the Company's primary exposures have been related to the operations of its European subsidiaries. However, the sales of FastTake, the Company's leading diabetes management product, are denominated in the currency in which the manufacturing costs are incurred. In 1998, the net impact of foreign currency changes was not material. The introduction of the Euro as a common currency for members of the European Monetary Union has taken place in the Company's fiscal year 1999. The Company has not determined the impact, if any, that the Euro will have on foreign currency exposure. The Company intends to hedge against fluctuations in the Euro if this exposure becomes material. At June 30, 1999, the assets related to non-dollar-denominated currencies were approximately $30.5 million.

ITEM 4. Submission of Matters to a Vote of Securities Holders

      The annual meeting of stockholders of the Company was held on May 20, 1999. The following items were submitted to a vote of securities holders at the annual meeting:

            (I) Jonathan J. Fleming, John F. Levy and Peter Townsend were re-elected as directors of the Company. The other directors whose term of office continued after the meeting were: Carol
                  R. Goldberg, Robert Oringer, Edward B. Roberts, Willard L. Umphrey and Ron Zwanziger.

            (II) The amendment to the Restated Certificate of Incorporation to change the terms of the Series B Convertible Preferred Stock, par value $.001 per share, contained in the Certificate of Incorporation was authorized and approved.

            (III) The issuance of Series B Preferred Stock in connection with the settlement of certain obligations of the Company to the holders of the Series B Preferred Stock was authorized and approved.

            (IV) The issuance of the Senior Subordinated Convertible Notes, issued on October 27, 1997, and the portion of the original notes amended and issued by the Company on January 11, 1999 in connection with the settlement of certain obligations of the Company to the holders of the notes were ratified and approved.

            (V) The issuance of the Series C Convertible Preferred Stock, Series D Convertible Preferred Stock and Series E Convertible Preferred Stock, each with par value of $.001 per share, and the participation by certain officers and directors of the Company in the private placement of the Series C Preferred Stock and the Series E Preferred Stock were ratified and approved.

            (VI) The amendment of the Company's 1996 Amended and Restated Stock Option and Grant Plan (the "Plan") to increase the number of shares authorized for issuance under the Plan from 1,500,000 shares to 2,250,000 shares of common stock, par value $.001 per share, of the Company was approved.

            (VII) The selection of Arthur Andersen LLP as the Company's independent auditors for the 1999 fiscal year ending December 31, 1999 was ratified.

      The following table summarizes the votes for, against or withheld and the number of abstentions and broker non-votes with regard to each matter voted upon:

      Class: Common Shares

                                                                    Against or
                  Matter                            For               Withheld          Abstentions        Broker Non-Votes
                  ------                            ---               --------          -----------        ----------------
Election of:
  Mr. Fleming                                     13,170,023           280,771                   0                      0
  Mr. Townsend                                    13,169,923           280,871                   0                      0
  Mr. Levy                                        13,169,023           281,771                   0                      0

Approval of Amendment to Restated
  Certificate of Incorporation                     8,823,057           222,632             106,125              4,298,980

                                                                    Against or
                  Matter                            For               Withheld          Abstentions        Broker Non-Votes
                  ------                            ---               --------          -----------        ----------------
Approval of Issuance of Series B Preferred
  Stock                                            8,829,065           169,022             153,727              4,298,980

Approval of Amendment and Issuance of
  Senior Subordinated Convertible Notes            8,860,383           189,195             102,236              4,298,980

Ratification of Series C, D, and E
  Convertible Preferred Stock                      8,813,638           177,969             160,207              4,298,980

Approval of Amendment of 1996 Amended and
  Restated Stock Option and Grant Plan            12,888,755           375,445              96,594                 90,000

Ratification of Selection of Auditors             13,263,504            46,213              51,077                 90,000

      Class: Preferred Shares

                                                                    Against or
                  Matter                            For               Withheld          Abstentions        Broker Non-Votes
                  ------                            ---               --------          -----------        ----------------
Approval of Amendment to Restated
  Certificate of Incorporation                         2,450                 0                   0                      0

ITEM 6. Exhibits and Reports on Form 8-K

a.    Exhibits:

            Exhibit Number        Title

                 10.1 Amended and Restated Master Agreement, dated as of June 7, 1999, by and among the Company, Johnson & Johnson Development Corporation and LifeScan, Inc.


                 10.2 Amended and Restated Sales Distribution Agreement for Testing System for Glucose in Humans between LifeScan, Inc. and the Company.


                 27.1      Financial Data Schedule

b.    Reports on Form 8-K:

            The Company filed a report on Form 8-K dated May 20, 1999, in connection with the shareholders' approval of matters at the Company's annual meeting of shareholders on May 20, 1999 and the conversion of the amended Senior Subordinated Convertible Notes into shares of the Company's common stock by the noteholders.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SELFCARE, INC.


Date: August 16, 1999                   /s/ Duane L. James
                                        ------------------
                                        Duane L. James,
                                        Chief Accounting Officer and an
                                        authorized officer