Form 10-Q
period 1999-09-30
SELFCARE INC
filed 1999-11-12
CIK 915901

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1999

                                                            OR

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________ to
       _______________

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

The number of shares outstanding of the registrant's Common Stock as of November 10, 1999 was 17,980,426.

Transitional Small Business Disclosure Format (check one):

                                   YES      NO X
                                      ---     ---

                                 SELFCARE, INC.

                                    FORM 10-Q

                For the Quarterly Period Ended September 30, 1999

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



                                                     TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                ----
       PART I. FINANCIAL INFORMATION

       Item 1. Consolidated Financial Statements (unaudited):

                          a)  Consolidated Statements of Operations for the three months ended September 30,
                              1999 and 1998 and the nine months ended September 30, 1999 and 1998.                 3

                          b)  Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998.          4

                          c)  Consolidated Statements of Cash Flows for the nine
                              months ended September 30, 1999 and 1998.                                            5

                          d)  Notes to Consolidated Financial Statements                                           6

       Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations              12



       PART II. OTHER INFORMATION

       Item 1. Legal Proceedings                                                                                  24

       Item 2. Changes in Securities                                                                              25

       Item 3. Quantitative and Qualitative Disclosures about Market Risk                                         26

       Item 6. Exhibits and Reports on Form 8-K                                                                   27

       SIGNATURES                                                                                                 28


PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                              SELFCARE, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        (UNAUDITED)

                                                                THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                      SEPTEMBER 30,
                                                              1999              1998             1999             1998
                                                              ----              ----             ----             ----
Net product sales                                           $33,047,073      $32,501,021      $89,004,945       $85,754,751
Grants and other revenue                                         99,159        1,138,657          641,750         3,204,288
                                                                 ------        ---------          -------         ---------
Net revenues                                                 33,146,232       33,639,678       89,646,695        88,959,039

Cost of sales                                                21,804,818       20,963,401       60,957,161        58,265,382
                                                             ----------       ----------       ----------        ----------

    Gross profit                                             11,341,414       12,676,277       28,689,534        30,693,657
                                                             ----------       ----------       ----------        ----------

Operating Expenses:
Research and development                                      1,773,577        1,990,664        4,356,715         5,403,409
Selling, general and administrative                           9,390,001        9,895,721       26,839,432        26,240,308
Gain on sale of assets                                               --       (1,076,956)              --        (1,076,956)
                                                                     --       -----------              --        -----------

    Total operating expenses                                 11,163,578       10,809,429       31,196,147        30,566,761
                                                             ----------       ----------       ----------        ----------

Operating income (loss)                                         177,836        1,866,848       (2,506,613)          126,896

Interest expense, including non-cash interest
  expense relating to issuance of warrants
  and amortization of original issue discount                (2,145,803)      (1,907,404)      (6,002,891)       (7,520,277)
Interest income                                                 148,345          128,395          305,139           456,849
Equity in net income (loss) of affiliate                             --             (467)              --           237,306
Other income (expense)                                           56,244          (24,564)        (135,842)        1,699,716
                                                                 ------          --------        ---------        ---------

Income (loss) before minority interest and dividends
  and accretion on mandatorily redeemable preferred
  stock of a subsidiary                                      (1,763,378)          62,808       (8,340,207)       (4,999,510)

Minority interest in subsidiary's loss                              820           45,604              542           119,287
Dividends and accretion on mandatorily
  redeemable preferred stock of a subsidiary                    (56,868)         (29,446)        (169,513)          (87,425)
                                                                --------         --------        ---------          --------

   Income (loss) before extraordinary loss and income
    taxes                                                    (1,819,426)          78,966       (8,509,178)       (4,967,648)

Extraordinary loss on modification of
  notes payable                                                      --               --         (306,092)               --
                                                                     --               --         ---------               --

  Income (loss) before income taxes                          (1,819,426)          78,966       (8,815,270)       (4,967,648)

Provision for income taxes                                       14,895          160,886          348,516           297,198
                                                                 ------          -------          -------           -------

  Net loss                                                  $(1,834,321)     $   (81,920)     $(9,163,786)      $(5,264,846)
                                                            ------------     ------------      -----------       -----------
                                                            ------------     ------------      -----------       -----------

Basic and diluted net loss per common and potential
common share                                                    $(0.11)           $(0.01)          $(0.64)          $(0.45)
                                                            ------------        ---------      -----------       -----------
                                                            ------------        ---------      -----------       -----------

Basic and diluted weighted average number of common
and potential common shares outstanding                      17,282,270       12,740,077       16,503,290        11,673,422
                                                            ------------        ---------      -----------       -----------
                                                            ------------        ---------      -----------       -----------


        The accompanying notes are an integral part of these consolidated financial statements

                         SELFCARE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                            SEPTEMBER 30,        DECEMBER 31,
                                                                                                1999                 1998
                                                                                                ----                 ----
                                                                                             (UNAUDITED)

                                              ASSETS

           CURRENT ASSETS:
           Cash and cash equivalents                                                          $  7,311,481         $ 9,199,630
           Accounts receivable, net of allowance for doubtful accounts of
              $2,444,000 and $1,937,000 in 1999 and 1998, respectively                          18,518,954           16,100,680
           Inventories (Note 3)                                                                 12,767,436            9,949,347
           Notes receivable from affiliated company                                                354,886              727,926
           Prepaid expenses and other current assets                                             1,768,686            1,838,929
                                                                                                 ---------            ---------
                         Total current assets                                                   40,721,443           37,816,512

           PROPERTY, PLANT AND EQUIPMENT, NET                                                    8,975,087            8,201,864
           GOODWILL, TRADEMARKS AND OTHER INTANGIBLE
             ASSETS, NET                                                                        64,059,223           66,458,857
           DEFERRED FINANCING COSTS AND OTHER ASSETS, NET                                        1,880,791            2,600,244
                                                                                                 ---------            ---------
                                                                                              $115,636,544         $115,077,477
                                                                                              ------------         ------------
                                                                                              ------------         ------------
                               LIABILITIES AND STOCKHOLDERS' EQUITY
           CURRENT LIABILITIES:
              Current portion of notes payable                                                $ 20,614,971         $ 12,071,650
              Accounts payable                                                                  16,734,891           11,960,808
              Accrued expenses and other current liabilities                                     9,680,012            9,949,416
              Current portion of deferred revenue                                                  293,184              726,458
                                                                                                   -------              -------
                         Total current liabilities                                              47,323,058           34,708,332
                                                                                                ----------           ----------

           LONG-TERM LIABILITIES:
              Deferred revenue, net of current portion                                             284,542              517,190
              Other long-term liabilities                                                          160,000              173,000
              Notes payable, net of current portion                                             41,585,474           50,409,484
                                                                                                ----------           ----------
                         Total long-term liabilities                                            42,030,016           51,099,674
                                                                                                ----------           ----------

           COMMITMENTS AND CONTINGENCIES

           MINORITY INTEREST IN SUBSIDIARY                                                           3,524                4,122
                                                                                                     -----                -----
           MANDATORILY REDEEMABLE PREFERRED STOCK OF A
             SUBSIDIARY                                                                          3,887,764            3,718,251
                                                                                                 ---------            ---------
           SERIES B CONVERTIBLE PREFERRED STOCK, $.001 par value -
             Issued and outstanding -  4,720 and 4,880 in 1999 and 1998, respectively            6,259,798            5,651,235
                                                                                                 ---------            ---------
           ADVANCE ON SERIES C AND E PREFERRED STOCK                                                    --            4,887,000
                                                                                                        --            ---------

           STOCKHOLDERS' EQUITY:
             Series C, D and E Preferred Stock, $.001 par value  -
             Issued and outstanding - 74,041 and 0 shares in 1999
                 and 1998, respectively                                                          7,781,810                   --
             Common stock, $.001 par value -
                 Authorized - 40,000,000 shares
                 Issued - 18,058,834 and 15,852,319 shares in 1999 and 1998,
                 respectively                                                                       18,059               15,852
             Additional paid-in capital                                                        111,723,446          107,724,384
             Less - Treasury stock, at cost, 743,678 shares                                     (3,724,900)          (3,724,900)
             Accumulated deficit                                                               (99,649,733)         (89,089,215)
             Accumulated other comprehensive income (loss)                                         (16,298)              82,742
                                                                                                   --------              ------
                         Total stockholders' equity                                             16,132,384           15,008,863
                                                                                                ----------           ----------
                                                                                              $115,636,544         $115,077,477
                                                                                              ------------         ------------
                                                                                              ------------         ------------


        The accompanying notes are an integral part of these consolidated financial statements

                         SELFCARE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                                                                  1999                 1998
                                                                                                  ----                 ----
       CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                                                              $(9,163,786)        $ (5,264,846)
         Adjustments to reconcile net loss to net cash used in operating activities:
           Accretion on preferred stock of a subsidiary                                            169,513               87,425
           Gain on sale of assets                                                                       --           (1,076,956)
           Noncash interest expense related to amortization of original issue discount
             and issuance of warrants                                                              250,990            1,679,268
           Noncash portion of extraordinary loss on modification of notes payable                  227,997                   --
           Noncash income related to legal settlement                                                   --           (1,498,844)
           Amortization of deferred revenue                                                       (614,720)          (3,204,288)
           Depreciation and amortization                                                         4,764,936            6,782,399
           Equity in net income of affiliate                                                            --             (237,306)
           Minority interest in subsidiary's loss                                                     (542)            (119,287)
           Changes in assets and liabilities:
              Accounts receivable                                                               (2,560,373)          (9,527,126)
              Inventories                                                                       (2,538,109)          (2,320,020)
              Prepaid expenses and other current assets                                             43,889           (3,272,827)
              Accounts payable                                                                   4,914,531            6,108,493
              Accrued expenses and other current liabilities                                      (227,922)             183,365
                                                                                                  ---------             -------
                         Net cash used in operating activities                                  (4,733,596)         (11,680,550)
                                                                                                -----------         -----------

       CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of property, plant and equipment                                             (2,646,753)          (1,076,573)
         Cash received from sale of assets                                                              --              230,000
         Cash received from affiliated company as repayment of loan                                403,875               81,350
         Cash paid for acquisition of Can-Am Care Corporation                                           --          (15,044,640)
         Cash paid for purchase of USB '93 Technology Associates Limited Partnership                    --             (515,604)
         Cash paid for investment in Orgenics Ltd.                                                      --              (92,435)
         Increase in other assets                                                                   (5,012)            (295,786)
                                                                                                    -------            --------
                         Net cash used in investing activities                                  (2,247,890)         (16,713,688)
                                                                                                -----------         -----------

       CASH FLOWS FROM FINANCING ACTIVITIES:
         Cash paid for deferred financing costs                                                    (74,647)          (1,927,886)
         Net proceeds from issuance of common stock, preferred stock and warrants to
           purchase common stock                                                                 2,908,528            1,326,725
         Proceeds from borrowings under notes payable                                           10,901,810           52,339,187
         Repayments of notes payable                                                            (8,315,058)         (32,928,984)
                                                                                                -----------         ------------
                         Net cash provided by financing activities                               5,420,633           18,809,042
                                                                                                 ---------           ----------

       FOREIGN EXCHANGE EFFECT ON CASH AND CASH EQUIVALENTS                                       (327,296)              33,723
                                                                                                  ---------              ------
       NET DECREASE IN CASH AND CASH EQUIVALENTS                                                (1,888,149)          (9,551,473)
       CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                              9,199,630           15,669,898
                                                                                                 ---------           ----------
       CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $  7,311,481        $   6,118,425
                                                                                              ------------        -------------
                                                                                              ------------        -------------
       Supplemental Disclosures of Cash Flow Information:
         Cash paid for -
           Interest                                                                           $  4,044,578        $   5,705,806
                                                                                              ------------        -------------
                                                                                              ------------        -------------
           Income taxes                                                                       $    313,500        $     450,592
                                                                                              ------------        -------------
                                                                                              ------------        -------------

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

2) CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid cash investments with maturities of three months or less at the date of acquisition to be cash equivalents. At September 30, 1999, the Company's cash equivalents consisted of money market funds. The Company follows the provisions of Statement of Financial Accounting Standard ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". As of December 31, 1998 and September 30, 1999, all of the Company's cash equivalents are classified as held to maturity and carried at amortized cost.

3) INVENTORIES

    Inventories are comprised of the following:

                                                      SEPTEMBER 30, 1999     DECEMBER 31, 1998
                                                      ------------------     -----------------
                                                         (unaudited)

          Raw materials                                    $ 3,447,664            $2,879,965
          Work in-process                                    2,757,842               890,483
          Finished goods                                     6,561,930             6,178,899
                                                         -------------           -----------
                                                           $12,767,436            $9,949,347
                                                         -------------           -----------
                                                         -------------           -----------



4) NONRECURRING, NON-CASH INCOME AND EXPENSES

    For the nine months ended September 30, 1999, the Company recognized a $306,000 extraordinary loss, of which $228,000 was non-cash, related to the modification of the Senior Subordinated Convertible Notes (see Note 7). Also, for the nine months ended September 30, 1999, the Company recognized $251,000 of non-cash interest expense related to the amortization of the original issue discount with respect to Subordinated Promissory Notes and the issuance of warrants.

    For the nine months ended September 30, 1998, the Company recognized $1.5 million of non-cash income related to 155,724 shares of the Company's Common Stock received into treasury in connection with the settlement agreement dated March 6, 1998 by and between the Company, Trinity Biotech PLC, Flambelle Limited and Eastcourt Limited. Also, for the nine months ended September 30, 1998, the Company recognized $1.7 million of non-cash interest expense for the amortization of the original issue discount on convertible notes and warrants. Finally, on September 30, 1998, the Company and its wholly owned subsidiary, Cambridge Diagnostics Ireland, Ltd. ("CDIL"), signed an agreement with Trinity Biotech whereby CDIL agrees to sell certain assets of the infectious disease diagnostics product lines. In return for the product lines the Company received consideration of approximately $2.3 million consisting of 555,731 shares of Selfcare stock, 300,000 shares of Enviromed stock and $230,000 in cash. Enviromed was already 29% owned by the Company. The Company recorded a gain on the sale of the business of approximately $1.1 million.

5) AMENDED AGREEMENTS WITH LIFESCAN, INC.

    On June 7, 1999, the Company entered into amendments of its product development and distribution agreements (the "Amended Agreements") with LifeScan, Inc. ("LifeScan"), a subsidiary of Johnson & Johnson. Under the Amended Agreements, the Company is to develop and supply to LifeScan additional products for monitoring blood glucose in humans. Upon the execution of the Amended Agreements, LifeScan provided the Company with an initial loan of (pound)6,250,000 (approximately $9,900,000) to fund the anticipated

                         SELFCARE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5) AMENDED AGREEMENTS WITH LIFESCAN, INC. (CONTINUED)

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

6) SERIES B PREFERRED STOCK

    On August 26, 1997, the Company sold to investors in a private placement an aggregate of 8,000 shares of Series B redeemable convertible preferred stock (the "Series B Preferred Stock") and warrants (the "Warrants") to purchase an aggregate of 114,628 shares of common stock for gross proceeds of $8,000,000.

    The original terms of the Series B Preferred Stock provided for a formula-based conversion price. During 1998, 3,120 shares of Series B Preferred Stock were converted into 809,809 shares of common stock. On January 22, 1999 (the "Amendment Date"), the Company and the holders of Series B Preferred Stock agreed to amend the terms of the Series B Preferred Stock, subject to shareholder approval. Under the amended terms, the Company increased by a 15% premium the face value of the Series B Preferred Stock on the Amendment Date, subject to shareholder approval. The amended terms were approved at the Company's annual meeting of Shareholders on May 20, 1999. The Company recorded the value of this premium as a charge to retained earnings, approximately $794,000, on the Amendment Date. The conversion ratio for the amended Series B Preferred Stock to common stock was amended to be the aggregate stated value ($1,000 per share), plus any accrued but unpaid premium through the date of such conversion, divided by (i) $2 (the "amended Fixed Conversion Price") for shares converted prior to July 20, 1999 and (ii) in the case of conversions after July 20, 1999, a conversion price equal to the lower of $2.00 or the Variable Conversion Price (defined as the average of the five lowest closing bid prices of the common stock during the 30 trading days preceding such conversion) then in effect. In the event the closing bid price per share is $3.25 or higher for any ten consecutive trading days, the Company may fix the conversion price at $2.00, by delivery of a written notice within five business days after the tenth trading day, effective thirty days after the delivery of such notice. The Company may require the conversion of all, but not less than all, of the shares of Series B Preferred Stock, provided that the closing bid prices of the common stock are equal to or greater than $13.9581 (subject to adjustment as defined in the agreement) for 20 consecutive trading days preceding any such conversion. During the nine months ended September 30, 1999, 160 shares of Series B Preferred Stock were converted into 80,090 shares of common stock. Any unconverted Series B Preferred Stock will automatically convert into shares of common stock on August 26, 2000.

    The Series B Preferred Stock may also be redeemed by the Company for cash, under certain circumstances as set forth below. In addition, a holder of Series B Preferred Stock may require the Company to redeem any or all of such holder's Series B Preferred Stock, under certain circumstances.

    The Company may redeem not less than 50% of the outstanding shares of Series B Preferred Stock at its option at the face amount, plus accrued premium and any conversion default payments, in the event the price of the Company's common stock is less than $2.00 for at least ten consecutive trading days prior to the date of such redemption. As of September 30, 1999, all Warrants remain outstanding and exercisable. Both the exercise price and the number of warrant shares issuable under the Warrants are subject to antidilution provisions, as defined.

    Upon the original issuance of the Series B Preferred Stock and the Warrants, the Company allocated $310,045 of the proceeds to the Warrants. Due to the redemption provision described above, the Company classified the Series B Preferred Stock outside of stockholders' equity in the accompanying consolidated balance sheets.

7) SENIOR SUBORDINATED CONVERTIBLE NOTES

    On October 27, 1997, the Company sold, in a private placement, senior subordinated convertible notes (the "Convertible Notes") having an aggregate face value of $10,000,000 and warrants (the "Convertible Note Warrants") to purchase up to 106,700 shares of common stock to two institutional investors for gross proceeds of $10,000,000.

                         SELFCARE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7) SENIOR SUBORDINATED CONVERTIBLE NOTES (CONTINUED)

    The principal of the Convertible Notes was originally payable on October 28, 2002. Interest on the unpaid principal accrued at the rate of 8% per year payable in cash or, at the Company's option subject to certain conditions, shares of common stock calculated at a price per share equal to the recent market price ("Recent Market Price"). The Recent Market Price as of any date is the lowest market price at which shares of Common Stock traded at any time during the five trading days immediately preceding such date.

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

    In January 1999, the Company and the Convertible Noteholders agreed to amend the terms of the Convertible Notes by changing the maturity date and conversion terms, as well as canceling the Convertible Note Warrants. The amended terms were approved at the Company's annual meeting of shareholders on May 20, 1999. Pursuant to the amended terms, the Company made an immediate payment of $859,049 representing $780,954 of face value of the original Convertible Notes plus a 10% premium. The remaining Convertible Notes were amended and replaced with amended notes (the "New Convertible Notes"). The face value of the New Convertible Notes was equal to the face value of the amended and replaced Convertible Notes plus a 15% premium. The New Convertible Notes matured on July 12, 1999, bore an interest rate of 8% and provided for a fixed conversion price of $2.00. The Company accounted for this transaction in January, 1999 in accordance to the provisions of Emerging Issues Task Force ("EITF") Issue No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments", and recorded an extraordinary loss of approximately $306,000, net of the amount deemed to have been paid to reacquire the Convertible Note Warrants. Since the new conversion feature was less beneficial to the Convertible Noteholders than that to which they were entitled on the date of the amendment, the Company did not perform any further accounting for such conversion feature.

    During the nine months ended September 30, 1999, Convertible Noteholders converted Convertible Notes representing an aggregate face value of $3,319,130 plus interest into 1,715,328 shares of common stock. As of May 25, 1999, all of the new Convertible Notes had been converted into Common Stock.

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

The issuance of the Preferred Shares was approved at the Company's annual meeting of shareholders held on May 20, 1999. No holder of any Preferred Share was entitled to convert such securities until the earlier of April 30, 1999 or the date of shareholders' approval. Prior to shareholders' approval or if the shareholders did not approve the issuance of the Preferred Shares, and any holder of the Preferred Shares gave the Company a conversion notice on or after April 30, 1999, then the Company would have given all holders of the Preferred Shares notice of their right to convert up to a pro rata portion of the aggregate number of shares which were allowed to be issued under the applicable rules and regulations of the American Stock Exchange. In such event, if the total number of shares of common stock issuable upon conversion of the Preferred Shares for which conversion was requested (the Requested Shares)

                         SELFCARE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8) SERIES C, D AND E PREFERRED STOCK (CONTINUED)

exceeded the number of such permitted shares, then the Company would have converted, on a pro rata basis, only such portion of Preferred Shares as was convertible into the number of such permitted shares, and would have redeemed the remaining Preferred Shares for cash. If, however, the total number of shares of common stock issuable upon conversion of the Requested Shares did not exceed the number of such permitted shares, then the Company would have automatically converted the Requested Shares and redeem all remaining outstanding Preferred Shares. In such an event, the Company had the option of redeeming a percentage of such Preferred Shares in shares of common stock so long as the aggregate number of shares of common stock issuable upon conversion and redemption did not exceed the number of permitted shares.

    Of the gross proceeds, the Company received Series C and E Preferred Stock proceeds of approximately $4,887,000 during December 1998 from certain officers, directors and previous investors of the Company. Because the Company and these investors effectively entered into an oral agreement regarding the terms of the investment prior to December 31, 1998, the Company recorded this amount as an advance on Series C and E Preferred Stock in 1998 and reclassified this amount to the respective series of Preferred Stock when the shares were issued in 1999. Because of the redemption possibility described above, the advance was classified outside of stockholders' equity at December 31, 1998.

    The Conversion Prices for the Series C and Series D Preferred Stock represent the closing prices of the Company's common stock on the dates that the parties agreed to the terms of the investment. The Conversion Price for the Series E Preferred Stock represents a 15% discount to the fair value of the common stock on the day prior to the applicable agreement. The Company accounted for this guaranteed return of $212,550 in January 1999 and has amortized such return through the earliest date on which the Preferred Shares were allowed to be converted (April 30, 1999). The Company also recorded $377,710 representing the 7% dividend accrued for the nine months ended September 30, 1999.

    Certain of the Preferred Shares were issued to satisfy currently due debt obligations plus accrued interest. The Company issued 9,662 shares of Series C and E Preferred Stock as payment on such obligations. The terms and conditions surrounding the issuance of these shares were the same as for the Preferred Investors who paid cash.

9) SETTLEMENT WITH ENVIROMED

    In connection with the dispute with Enviromed plc ("Enviromed"), the Company reached a settlement in February 1999 whereby (i) Enviromed's board of directors was restructured and the Company's Chief Executive Officer was replaced as a board member of Enviromed by another Company executive; (ii) the repayment terms of the (pound)437,000 (approximately $728,000) note due from Enviromed were amended to require repayment during 1999; and (iii) Enviromed agreed to pay the Company an amount up to a maximum of (pound)500,000 (approximately $810,000) based upon purchases made by the Company from an Enviromed subsidiary in excess of certain minimums. The Company received (pound)150,000 ($245,000) in February 1999 and (pound)100,000 ($159,000) in August 1999 as the first and second installments, respectively, pursuant to the note repayment terms under the settlement agreement. The remaining payment of (pound)187,000 plus accrued interest is due in November 1999.

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




                                                       THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                                     -------------------------------------   ------------------------------------
                                                           1999                1998                1999               1998
                                                     -----------------   -----------------   -----------------   ----------------
Net loss                                                $(1,834,321)          $(81,920)       $  (9,163,786)       $(5,264,846)
Premium on Series B Preferred Stock                              --                 --             (808,453)                --
Dividends on Series C, D and E Preferred Stock             (130,636)                --             (590,260)                --
                                                     -----------------   -----------------   -----------------   ----------------

Loss available to Common Shareholders                   $(1,964,957)          $(81,920)        $(10,562,499)       $(5,264,846)
                                                     -----------------   -----------------   -----------------   ----------------
                                                     -----------------   -----------------   -----------------   ----------------


                         SELFCARE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11) COMPREHENSIVE INCOME

    SFAS No. 130, "Reporting Comprehensive Income" requires disclosure of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's only item of other comprehensive income relates to foreign currency translation adjustments. Comprehensive income for the nine months ended September 30, 1999 and 1998 was approximately $97,000 less and $282,000 more than reported net income, respectively, and for the three months ended September 30, 1999 and 1998 was approximately $556,000 and $378,000 more than reported net income, respectively, due to foreign currency translation adjustments.

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

    The Company's reportable operating segments are Diabetes, Women's Health, Clinical Diagnostics and Other. The Company evaluates performance based on earnings before interest, taxes, depreciation and amortization (EBITDA). Segment information for the three and nine months ended September 30, 1999 and 1998, respectively, is as follows:




                                                                   Women's         Clinical       Corporate and
                                                  Diabetes          Health        Diagnostics         Other            Total
                                              -------------------------------------------------------------------------------------
THREE MONTHS ENDED SEPTEMBER 30, 1999

Net product sales from external customers          $19,138,661    $11,424,412       $2,484,000     $         -       $ 33,047,073
Intersegment net sales                               1,495,765      1,908,243                -               -          3,404,008
Grant and other revenue                                      -              -                -          99,159             99,159
                                              -------------------------------------------------------------------------------------
Total net revenue                                  $20,634,426    $13,332,655       $2,484,000     $    99,159       $ 36,550,240

EBITDA                                             $   893,928    $ 2,276,162       $ (286,576)    $(1,210,839)      $  1,672,675

NINE MONTHS ENDED SEPTEMBER 30, 1999

Net product sales from external customers          $48,906,798    $31,757,445       $8,340,702     $         -       $ 89,004,945
Intersegment net sales                               2,050,881      4,378,281                -               -          6,429,162
Grant and other revenue                                316,441              -                -         325,309            641,750
                                              -------------------------------------------------------------------------------------
Total net revenue                                  $51,274,120    $36,135,726       $8,340,702     $   325,309       $ 96,075,857

EBITDA                                             $    44,086    $ 5,316,855       $  165,838     $(3,846,337)      $  1,680,442

Assets                                             $51,393,564    $45,847,188       $5,977,497     $12,418,295       $115,636,544







                                                                   Women's         Clinical       Corporate and
                                                  Diabetes          Health        Diagnostics         Other            Total

                                              -------------------------------------------------------------------------------------
AT DECEMBER 31, 1998

Assets                                             $47,483,580    $45,992,593       $6,301,200     $15,300,104       $115,077,477


                         SELFCARE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12) FINANCIAL INFORMATION BY SEGMENT (CONTINUED)

                                                                   Women's         Clinical       Corporate and
                                                  Diabetes          Health        Diagnostics         Other            Total

                                              -------------------------------------------------------------------------------------
THREE MONTHS ENDED SEPTEMBER 30, 1998

Net product sales from external customers          $15,700,286    $11,547,776      $ 5,071,275     $   181,684        $32,501,021
Intersegment net sales                                 126,424        793,079           12,285               -            931,788
Grant and other revenue                                864,340              -                -         274,317          1,138,657
                                              -------------------------------------------------------------------------------------
Total net revenue                                  $16,691,050    $12,340,855      $ 5,083,560     $   456,001        $34,571,466

EBITDA                                             $   427,086    $ 2,440,528      $   806,518     $(1,251,710)       $ 2,422,422

NINE MONTHS ENDED SEPTEMBER 30, 1998

Net product sales from external customers          $42,566,230    $30,027,561      $12,673,527     $   487,433        $85,754,751
Intersegment net sales                                 581,669      1,687,500           99,630               -          2,368,799
Grant and other revenue                              2,326,437              -                -         877,851          3,204,288
                                              -------------------------------------------------------------------------------------
Total net revenue                                  $45,474,336    $31,715,061      $12,773,157     $ 1,365,284        $91,327,838

EBITDA                                             $(1,549,128)   $ 6,445,856      $ 1,568,249     $(2,941,899)       $ 3,523,078



                                                Three Months Ended September 30,         Nine Months Ended September 30,
                                            --------------------------------------       ----------------------------------
Reconciliation of EBITDA to Net Loss                1999               1998                  1999               1998
                                            --------------------------------------       ----------------------------------

EBITDA                                             $ 1,672,675     $ 2,422,422             $ 1,680,442      $ 3,523,078
Depreciation and amortization expense               (1,521,090)     (2,667,823)             (4,764,936)      (6,782,399)
Amortization of deferred revenue                        98,384       1,138,657                 614,720        3,204,288
Interest expense                                    (2,145,803)     (1,907,404)             (6,002,891)      (7,520,277)
Income taxes                                           (14,895)       (160,886)               (348,516)        (297,198)
Non-cash income related to legal settlement                  -               -                       -        1,498,844
Other non-cash items                                    76,408       1,093,114                (342,605)       1,108,818
                                            --------------------------------------       ----------------------------------
Net loss                                           $(1,834,321)    $   (81,920)            $(9,163,786)     $(5,264,846)
                                            --------------------------------------       ----------------------------------
                                            --------------------------------------       ----------------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Selfcare, Inc. (the "Company" or "Selfcare") is engaged in the development, manufacture, and marketing of self-test diagnostic products for the diabetes and women's health markets, as well as the marketing of nutritional supplement products, several of which are targeted primarily at the women's health market. The Company's existing and planned products are targeted at the two largest existing markets for self-care diagnostics, diabetes management and women's health. An important part of the Company's business strategy is to enter into strategic alliances, joint ventures and licensing arrangements with third parties, primarily medical products companies, for the development, manufacture, and distribution of certain products. The Company is also pursuing a strategy of selective acquisitions of companies, assets and technologies, which it believes will enhance its ability to deliver innovative diagnostic products to the marketplace at a low cost.

RESULTS OF OPERATIONS

    NET REVENUES. Net revenues decreased $493,000, or 1%, to $33.1 million for the three months ended September 30, 1999 from $33.6 million for the three months ended September 30, 1998. However, net revenues increased $688,000, or 1%, to $89.6 million for the nine months ended September 30, 1999 from $89.0 million for the nine months ended September 30, 1998. The revenue decline for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998 resulted from the net effect of the following: (1) increasing diabetes product sales in 1999; (2) the revenue recognition of the FastTAKE(Registered Trademark) success fee in 1998 (as discussed in detail below); (3) approximately $263,000 of lost sales of DoubleCheck-TM- and Genie II in France as a result of re-evaluation of these products by the French regulators in June 1999 (as discussed in detail at COMPREHENSIVE GOVERNMENT REGULATION on page 19); and (4) the disposition of the infectious disease diagnostics product lines of the Company's wholly owned subsidiary in Ireland, Cambridge Diagnostics Ireland, Ltd. ("CDIL"), at the end of September 1998. The disposed of disease diagnostics product lines had generated net revenues of $696,000 in the three months ended September 30, 1998. The increase in revenues for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 was derived primarily from a full nine months of sales from Can-Am Care Corporation ("Can-Am") which the Company acquired in February 1998 and increased sales of diabetes and women's health products, offset by decreased sales in clinical diagnostics products and the revenue recognition of the FastTAKE(Registered Trademark)success fee in 1998 (as discussed in detail below). Net product sales from the Company's diabetes management segment increased by approximately $3.5 million for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998, and approximately $6.4 million for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. The increased diabetes product sales resulted from a new significant customer and increased sales to existing customers. The diabetes management net product sales accounted for 58% and 55% of the Company's net revenues for the three and nine months ended September 30, 1999, respectively, compared to 46% and 48% of the net revenues for the three and nine months ended September 30, 1998, respectively. Net product sales from the Company's women's health segment decreased $179,000 for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998, but increased $1.7 million for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. The women's health product sales accounted for 34% and 35% of the Company's total net revenues for the three and nine months ended September 30, 1999, respectively, compared to 34% of total net revenues for both the three and nine months ended September 30, 1998. The year-to-date increase in women's health product sales as compared to prior year resulted from the continuous increase in sales of branded and private label pregnancy and ovulation tests. Another factor of the increased year-to-date net sales of the women's health segment was the introduction of SoyCare-TM- for Menopause and SoyCare-TM- for Bone Health, new additions to the Company's line of nutritional supplements, in July 1998 and the introduction of Protegra(Registered Trademark) Cardio, SoyCare-TM- for Prostate, Stresstabs(Registered Trademark) herbal PMS and Stresstabs(Registered Trademark) herbal MENOPAUSE in 1999. Net sales of the clinical diagnostic products decreased $2.6 million for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998 and $4.3 million for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. The decrease in clinical diagnostic product sales over prior year was primarily due to a one time sale to the government of Nigeria of $1.6 million in the third quarter of 1998. Additionally, as mentioned above, the Company sold the clinical diagnostics business of CDIL in September 1998. The clinical diagnostic product sales accounted for 7% and 9% of the Company's total net revenues for the three and nine months ended September 30, 1999, respectively, compared to 15% and 14% of total net revenues for the three and nine months ended September 30, 1998, respectively. Grant and other revenue was $99,000 for the three months ended September 30, 1999 compared to $1.1 million for the three months ended September 30, 1998 and $642,000 for the nine months ended September 30, 1999 compared to $3.2 million for the nine months ended September 30, 1998. The Company deferred $3.0 million of a $7.0 million success fee received from LifeScan in October 1996. The Company then recognized the revenue related to the success fee as FastTAKE(Registered Trademark) blood glucose monitoring meters were shipped to LifeScan. In 1998, the Company accelerated the recognition of this revenue based on the change in the estimated life of the then current meter in anticipation of the planned introduction of an improved meter. The success fee was fully recognized by March 1999. The remainder of the deferred revenue relates to certain development and capital grants for the Company's facility in Inverness, Scotland.

    GROSS PROFIT. Gross profit decreased by $1.3 million or 11% to $11.3 million for the three months ended September 30, 1999 from $12.7 million for the three months ended September 30, 1998. For the nine months ended September 30, 1999, gross profit decreased by $2.0 million or 7% to $28.7 million from $30.7 million for the nine months ended September 30, 1998. Gross profit as a percentage of net revenues decreased to 34% and 32% for the three and nine months ended September 30, 1999, respectively, from 38% and 35% for the three and nine months ended September 30, 1998, respectively. The decrease in gross profit as a percentage of net revenues primarily resulted from a decrease in the revenue recognized in relation to the success fee from LifeScan. Gross profit as a percentage of net product sales decreased to 34% for the three months ended September 30, 1999 from 35% for the three months ended September 30, 1998. Similarly, gross profit, excluding grants and other revenue, as a percentage of net product sales was 32% for both the nine-month periods ended September 30, 1999 and 1998.

    RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense decreased by $217,000 or 11% for the three months ended September 30, 1999 to $1.8 million from $2.0 million for the three months ended September 30, 1998. For the nine months ended September 30, 1999, research and development expense decreased by $1.0 million or 19% to $4.4 million from $5.4 million for the nine months ended September 30, 1998. These declines in research and development expense resulted primarily from significant reductions in expenditures in connection with clinical diagnostics products due to a strategic de-emphasis of the Company's clinical diagnostics segment in favor of its diabetes and women's health segments. These reduced expenses in connection with clinical diagnostic products were offset slightly by increased research and development expenses incurred on programs with LifeScan. Although research and development expense has decreased during the first nine months of 1999, the Company expects to spend significant and increasing amounts on research and development throughout the remainder of 1999 and 2000, especially on several programs with LifeScan.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general, and administrative expense decreased by $506,000 or 5% to $9.4 million for the three months ended September 30, 1999 from $9.9 million for the three months ended September 30, 1998. The decrease in selling, general and administrative expense for the quarter ending September 30, 1999 as compared to the same period in 1998 is primarily due to one time severance charges incurred for two executives of the Company in 1998 and the successful reduction in selling expenses at Orgenics Limited ("Orgenics"), the Company's subsidiary in Israel. However, for the nine months ended September 30, 1999, selling, general and administrative expense increased $599,000 or 2% to $26.8 million from $26.2 million for the nine months ended September 30, 1998. The year-to-date increase was primarily attributable to the effect of a full nine months of selling, general and administrative expenses of Can-Am, which was acquired in February 1998, and increased legal expenses related to the Company's defense of the Abbott lawsuits (see Part II, Item 1. Legal Proceedings), net of the aforementioned decreases in the third quarter of 1999. Selling, general and administrative expense as a percentage of net revenues, was 28% and 30% for the three and nine months ended September 30, 1999, respectively, compared to 29% for the same periods in 1998.

    GAIN ON SALE OF ASSETS. On September 30, 1998, the Company sold the infectious disease diagnostics business of its subsidiary CDIL to Trinity Biotech PLC, for consideration consisting of 555,731 shares of Selfcare's common stock from Trinity Biotech PLC, cash in the amount of $230,000 and other consideration valued at approximately $43,000. The Company recorded a gain of approximately $1.1 million as a result of the sale of the assets.

    INTEREST EXPENSE. For the three and nine months ended September 30, 1999, the Company incurred $2.1 million and $6.0 million, respectively, in interest expense compared to $1.9 million and $7.5 million for the three and nine months ended September 30, 1998. The interest expense increase in the third quarter of 1999 as compared to the same period in 1998 primarily resulted from interest expense incurred on the LifeScan loan which the Company received in June 1999 (see Note 5 of the "Notes to Consolidated Financial Statements"). Interest expense related to the LifeScan loan was $279,000 and $339,000 for the three and nine months ended September 30, 1999. On the other hand, interest expense related to the Senior Subordinated Convertible Notes decreased $177,000 and $2.2 million, respectively, for the three and nine months ended September 30, 1999 as compared to the same periods in 1998. This decrease was due to a decline of the principal balance of the Senior Subordinated Convertible Notes and because during the three and nine months ended September 30, 1998, the Company recognized $60,000 and $1.7 million, respectively, of non-cash interest expense for the amortization of the original issue discount on convertible notes and warrants. The decrease of year-to-date interest expense related to the Senior Subordinated Convertible Notes was slightly offset by increased interest on the Subordinated Revenue Royalty Notes and Subordinated Promissory Notes.

    OTHER INCOME (EXPENSE). The Company incurred other income of $56,000 for the three months ended September 30, 1999 and other expenses of $136,000 for the nine months ended September 30, 1999. For the three and nine months ended September 30, 1999, the Company incurred other expense of $25,000 and other income of $1.7 million, respectively. Substantially all other income and expense incurred in 1999 relates to foreign currency transaction expense. Substantially all of the Company's foreign sales are paid in the functional currency of the selling entity. For the nine months ended September 30, 1998, the Company recognized $1.5 million of non-cash income related to 155,724 shares of the Company's Common Stock received into treasury in connection with the settlement agreement dated March 6, 1998 by and between the Company, Trinity Biotech PLC, Flambelle Limited and Eastcourt Limited.

    DIVIDENDS AND ACCRETION ON MANDATORILY REDEEMABLE PREFERRED STOCK OF A SUBSIDIARY AND MINORITY INTEREST. Inverness Medical Limited, the Company's subsidiary in Inverness, Scotland, accrued $57,000 and $170,000 for the three and nine months ended September 30, 1999, respectively, representing a 6% dividend payable and accretion on the outstanding cumulative redeemable preference shares, as compared to $29,000 and $87,000 for the three and nine months ended September 30, 1998, respectively. In October 1998, an additional 1,000,000 shares of 6% cumulative redeemable preference stock of Inverness Medical Ltd. were issued to Inverness & Nairn Local Enterprise Company, a U.K. government agency, for approximately $1.7 million. Minority interest in the loss of a subsidiary was $800 and $500 for the three and nine months ended September 30, 1999, respectively, as compared to $46,000 and $119,000 for the three and nine months ended September 30, 1998, respectively.

    EXTRAORDINARY LOSS. In the first quarter of 1999, the Company recorded an extraordinary loss of approximately $306,000 ($228,000 of which is non-cash expense) for the modification of the Senior Subordinated Convertible Notes (see
Note 7 of the "Notes to Consolidated Financial Statements").

    INCOME TAXES. For the three and nine months ended September 30, 1999, the Company recorded provisions of $15,000 and $349,000, respectively, for income taxes compared to $161,000 and $297,000 for the three and nine months ended September 30, 1998, respectively. Substantially all of the income tax provisions reflect certain state income taxes relating to Inverness Medical Inc. ("IMI"), the Company's subsidiary in the United States, and Can-Am.

    NET LOSS. For the three months ended September 30, 1999, the Company had a net loss of $1.8 million or $0.11 per common and potential common share compared to a net loss of $82,000 or $0.01 per common and potential common share for the three months ended September 30, 1998. For the nine months ended September 30, 1999, the Company had a net loss of $9.2 million or $0.64 per common and potential common share compared to a net loss of $5.3 million or $0.45 per common and potential common share for the nine months ended September 30, 1998. The results for the nine-month periods ending September 30, 1999 and 1998 included significant non-recurring, non-cash charges and income as detailed above. The loss per share for the three months ended September 30, 1999 includes accrued dividends of approximately $131,000 on Series C, D and E Convertible Preferred Stock and the loss per share for the nine months ended September 30, 1999 includes premiums of approximately $808,000 on Series B Convertible Preferred Stock and accrued dividends of approximately $590,000 on Series C, D and E Convertible Preferred Stock.

LIQUIDITY AND CAPITAL RESOURCES

    During the nine months ended September 30, 1999, the Company received funds through its alliance with LifeScan and private placements of convertible preferred stock.

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

    At September 30, 1999, the Company had cash and cash equivalents of $7.3 million, a $1.9 million decrease from December 31, 1998. The Company used cash of $4.7 million in operating activities in the nine months ended September 30, 1999. The Company incurred a net loss of $9.2 million during the period, but the net loss includes non-cash expenses of $4.8 million. Other uses of cash in operating activities included increases in accounts receivable and inventories and decreases in accrued expenses and other current liabilities totaling approximately $5.3 million. Cash was provided for operations in part by an increase in accounts payable of $4.9 million. The increase in inventories and accounts receivable was significantly impacted by higher product sales in September 1999 and the anticipated launch of Excel-TM- GE, the alternative electrochemical blood glucose monitoring test strip for use with Glucometer Elite(Registered Trademark) meters, in October 1999.

    During the nine months ended September 30, 1999, the Company received proceeds of $465,000 from the issuance of common stock and $2.5 million from the issuance of preferred stock ($4.9 million was received during 1998 for Preferred Shares which were not issued until January, 1999). Certain of the Preferred Shares were issued to satisfy $598,000 of accrued interest on debt obligations (see Note 8 of the "Notes to Consolidated Financial Statements"). Proceeds of $10.9 million were received from borrowings under notes payable, of which $9.9 million was received from LifeScan to fund the anticipated production levels in connection with the Amended Agreements with LifeScan (see Note 5 of the "Notes to Consolidated Financial Statements"). Approximately $793,000 of proceeds received from borrowings under notes payable were obtained for the purchase of facilities by CDIL in Ireland. The Company also repaid approximately $8.3 million, in aggregate, of principal primarily related to loans from Chase Manhattan Bank and the Senior Subordinated Convertible Notes (see Note 7 of the "Notes to Consolidated Financial Statements").

    During the nine months ended September 30, 1999, the Company used $2.6 million to purchase property, plant and equipment. The Company received $245,000 ((pound)150,000) and $159,000 ((pound)100,000) from Enviromed, an affiliated company, in February and August 1999, respectively, as the first and second installments pursuant to the note repayment terms under the settlement agreement (see Note 9 of the "Notes to Consolidated Financial Statements"). The remaining payment of (pound)187,000 plus accrued interest is due in November 1999.

    Based upon its current operating plans, the Company believes that its existing capital resources will be adequate to fund its operations and scheduled debt payments through the first quarter of next year. The Company believes that it will be able to fund its research and development activities related to products being designed and developed for LifeScan out of existing funds and anticipated funding pursuant to the Amended Agreements with LifeScan. If the Company were to encounter delays in achieving the milestones necessary for receiving the funding from LifeScan, it would need to seek alternative financing arrangements. The Company is currently seeking financing from a commercial bank to fund additional manufacturing capacity at its facility in Inverness, Scotland. In addition, the Company may expand its research and development of new technologies (beyond the aforementioned activities related to LifeScan) and may pursue the acquisition of new products and technologies, whether through licensing arrangements, business acquisitions, or otherwise. The Company anticipates that it will be required to raise substantial additional funds next year. No assurance can be given that additional capital will be available, or, if available, that it will be available on acceptable terms. If additional funds are raised by issuing equity securities, further dilution to then existing stockholders will result. If adequate funds are not available, the Company may not be able to pursue desirable research and development programs unless it obtains funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies or products which the Company would otherwise pursue on its own.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

    There are various risks, including those described below, which may materially impact your investment in Selfcare or may in the future, and, in some cases, already do, materially affect us and our business, financial condition and results of operations. You should consider carefully these factors with respect to your investment in the Company's securities. This section includes or refers to certain forward-looking statements; you should read the explanation of the qualifications and limitations on such forward-looking statements discussed on page 23.

RISK OF INADEQUATE FUNDING; FUTURE CAPITAL NEEDS

    Selfcare anticipates that during 1999, it may need to raise additional capital to help fund our aforementioned research and development of new products and technology, the purchase of additional equipment at our plant in Inverness, Scotland, and any possible acquisitions, through borrowings, the issuance of debt or equity securities, or in connection with agreements which might be made with one or more collaborative partners. We are not certain that such additional financing will be available, or, if available, that it will be available on acceptable terms. For additional information on the Company's liquidity and capital needs, please see the section entitled Liquidity and Capital Resources in this "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

    THE CAN-AM ACQUISITION. On February 18, 1998, Inverness Medical, Inc., a subsidiary of Selfcare, purchased Can-Am Care Corporation, a leading supplier of diabetes care products. We have decreased, and expect to continue to decrease, certain expenses by, among other things, eliminating duplicative administrative functions with those of Can-Am. We believe that cost reductions due to efficiencies may be possible, however, we may not be able to reduce any costs and may, in fact, incur additional costs in the attempt to make these changes or mitigate any adverse consequences of the integration.

RISKS RELATED TO NEW PRODUCT DEVELOPMENT

    Some of our products are available for commercial sale, including certain professional diagnostic products for infectious diseases, women's health products produced by third-party manufacturers, FastTAKE(Registered Trademark) diabetes care products, blood glucose strips and nutritional supplements. All of our other products are in various stages of research and development and are not generating revenue. We must develop these products and perform pre-clinical and clinical testing before we can sell these products to the public. At this stage, we cannot be certain that:

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

RISKS RELATED TO NEW PRODUCT

    On September 17, 1999, the Company received notification of Federal and Drug Administration ("FDA") clearance for its low cost alternative electrochemical blood glucose monitoring test strip, Excel-TM- GE, for use with Glucometer Elite(Registered Trademark) meters sold by Bayer. We commenced shipments of Excel GE in October 1999. Our future results of operations depend to some extent on our ability to market and sell Excel GE. Additionally, we cannot assure you that the market will fully accept Excel GE.

RISKS RELATED TO THE LIFESCAN ALLIANCE

    In 1995, we entered into an exclusive worldwide alliance and distribution agreement with LifeScan, Inc., a subsidiary of Johnson & Johnson, which was amended in June 1999 (see Note 5 of the "Notes to Consolidated Financial Statements"). Under the terms of the alliance with LifeScan, we develop and manufacture and LifeScan distributes FastTAKE(Registered Trademark), our proprietary electrochemical blood glucose monitoring system for the management of diabetes, and any new systems consisting of new meters and disposable strips. We commenced shipments of FastTAKE in December 1997 and the first upgrade of FastTAKE in July 1999. FastTAKE is currently the most successful product in our diabetes line of business. Our future results of operations depend to a substantial degree on LifeScan's ability to market and sell FastTAKE as well as any other new systems. Although the FastTAKE product appears to be gaining acceptance, we cannot assure you that the market will fully accept FastTAKE or that any acceptance will continue. Any failure by us to produce or failure of LifeScan to market and distribute FastTAKE as well as several additional new systems successfully could have a material adverse effect on our business, financial condition and results of operations. Further, we cannot assure the success of future development of products.

DEPENDENCE UPON KEY PERSONNEL

    Our future success is highly dependent on the services of certain key members of management. Due to the specialized scientific nature of our business, our future success depends in large part upon our ability to attract and retain highly skilled scientific, managerial and marketing personnel, particularly as we continue to develop and expand our activities. We face significant competition for such personnel from other companies, research and academic institutions, government entities and other organizations. We cannot be certain that we will be able to hire or retain the personnel we require for continued growth. The loss of certain management or scientific employees could have a negative impact on our ability to manage and operate effectively.

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

    We are seeking to develop and market generic test strips which are compatible with other manufacturers' electrochemical blood glucose monitoring systems including Excel-TM-, which is compatible with the ExacTech-TM- system sold by MediSense, Inc., and Excel GE, which is compatible with the Glucometer Elite(Registered Trademark) system sold by Bayer. Others may attempt to enter this market with similar products or the manufacturers of the systems with which such test strips are compatible may lower their own test strip prices. This would reduce or eliminate our competitive price advantage.

    Additionally, several of our competitors are attempting to develop noninvasive blood glucose monitoring technology. Noninvasive blood glucose monitoring involves methods for measuring blood glucose levels without the need to draw blood and, in certain proposed configurations, without the need to utilize disposable components, such as test strips. We believe that manufacturers are pursuing a number of different technological approaches to noninvasive blood glucose monitoring, including near-infrared spectroscopy, which involves shining a beam of near-infrared light to penetrate the skin and determine the amount of glucose in the blood, and reverse iontophoresis, which utilizes a "patch" system to extract glucose through the skin for measurement by an external meter. In addition, several manufacturers are pursuing minimally invasive approaches to blood glucose monitoring, such as using a fine needle to withdraw a small sample of interstitial fluid which is analyzed by use of mid-infrared spectroscopy. The Company is also pursuing the development of noninvasive blood glucose monitoring technologies. The successful development and introduction of any such products could reduce the demand for meters and test strips such as FastTAKE and Excel.

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

    One example of the volatility of the foreign regulatory environment occurred on June 15, 1999, when the Company's majority owned subsidiary in Israel, Orgenics Limited ("Orgenics"), received a notice from the regulatory agency in France that one of its HIV products, DoubleCheck-TM-, and a product that it produces for Pasteur Sanofi Diagnostics ("Pasteur"), Genie II, failed the regulatory agency's reevaluation process of all HIV products sold in France. As such, the products were removed from the market in France. Orgenics has improved the DoubleCheck test and obtained regulatory approval for re-release to the market in France starting October 7, 1999. Genie II is a product sold to Pasteur and Pasteur decided not to market the product in France. The Company does not believe that the temporary removal of DoubleCheck and the complete removal of Genie II from the market in France will have a material adverse impact on the sales. The Company's management stands behind the quality of its products. However, it is conceivable that the actions of the French authorities, or their perceived concerns regarding DoubleCheck and Genie II, could cause regulators in other jurisdictions to reevaluate or take other actions involving Genie II or the Company's other products. The Company's management is unaware of any such action or planned actions at this time that would have a material adverse impact on sales, operation or financial performance.

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

    We have sent letters to our significant customers, suppliers, and service providers regarding their Year 2000 readiness and have received responses back from most. We have substantially completed developing contingency plans for those suppliers and service providers that do not provide satisfactory assurance regarding their Year 2000 readiness. We do not believe that there is a significant risk related to the failure of vendors or third-party service providers to prepare for the Year 2000. However, the costs and timing of third-party Year 2000 compliance is not within our control and we cannot be certain of the costs or timing of such efforts or the potential effects of any failure of our customers, suppliers or service providers to comply.

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

    OUR CONTINGENCY PLANS. We have developed general contingency plans for significant business risks that might result from Year 2000 related events, if necessary. Because we have not identified any specific business function that will be materially at risk of significant Year 2000 related disruptions, we have not developed detailed contingency plans specific to Year 2000 problems. We will complete developing specific contingency plans for those suppliers and service providers that do not provide satisfactory assurance regarding their Year 2000 readiness by November 30, 1999.

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

    Certain of our European subsidiaries may need to adapt their information technology systems to accommodate Euro-denominated transactions, even if they are not located in countries that are members of the European Union. In addition, it is likely that there will be a greater transparency of pricing in the participating countries, making Europe a more competitive environment. Our European subsidiaries may need to respond by adjusting their business and financial strategies. The effect of any such adaptations or adjustments has not been quantified at this time. However, we do not believe that the consequences of the Euro conversion will have a material effect on us, although no assurances can be given that it will not.

    We have manufacturing facilities in Galway, Ireland; Yavne, Israel; and Inverness, Scotland, and sales and marketing offices in Germany and Belgium, and we market our products in several international markets.

LIMITED OPERATING HISTORY; HISTORY OF OPERATING LOSSES AND ACCUMULATED DEFICIT; UNCERTAIN PROFITABILITY

    We have not had significant profits since we began operations. As of September 30, 1999, our accumulated deficit totaled approximately $99.6 million. In order to continue developing products, we must expend substantial resources to conduct research and pre-clinical and clinical development programs, to establish manufacturing facilities, sales and marketing capabilities, and to establish additional quality control and regulatory and administrative capabilities. We may lose substantial and, perhaps, increasing amounts of money over the next several years as our product programs expand and various clinical trials commence. We do not know when, or if, we will make money because our profitability depends on a number of uncertainties.

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

          -    increased research and development expenses; or

          -    general economic conditions.

    In addition, it is possible that in some future periods the results of our operations will be below the expectations of the public market. In any such event, the market price of the common stock could be materially and adversely affected. Furthermore, the stock market may experience significant price and volume fluctuations, which may affect the market price of the common stock for reasons unrelated to our operating performance. The market price of the common stock may be highly volatile and may be affected by such factors as:

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

CONTROL BY CERTAIN STOCKHOLDERS

    Our executive officers and directors beneficially owned as of November 1, 1999 approximately 30.8% of the outstanding shares of common stock. Accordingly, these persons may have the ability to control Selfcare's Board of Directors, and, therefore, our business, policies and affairs.

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

    Our Series B Convertible Preferred Stock contains variable conversion ratio provisions. The terms of the Series B Convertible Preferred Stock provide that, subject to certain limitations, as the price of our common stock declines, the number of shares of common stock into which the holders may convert such securities increases. Accordingly, if our stock price falls, the result is that the holders of the convertible securities with variable conversion ratios can convert such securities into a greater number of shares of our common stock than previously obtainable by such holder, thereby resulting in an increase in the potential dilution to all existing common stockholders. Our stock price has fallen since the issuance of the Series B Convertible Preferred Stock, resulting in such dilution.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ABBOTT LABORATORIES V. LIFESCAN, INC. AND SELFCARE, INC.

    In late October 1998, Abbott commenced a lawsuit against the Company and LifeScan in the United States District Court for the District of Massachusetts. The complaint alleges that the disposable test strips used in the FastTAKE(Registered Trademark) blood glucose monitoring system supplied by the Company to LifeScan infringe U.S. Patent No. 5,820,551 (the "Test Strip Patent") issued to Abbott on October 13, 1998. Abbott is seeking damages and an injunction against sales in the United States. Abbott also sought to enjoin LifeScan and Selfcare from the manufacture, use and sale of these blood glucose test strips in the United States during the pendency of the infringement litigation. On February 22, 1999, the court denied Abbott's motion for a preliminary injunction and stated "...that Abbott is unlikely to succeed on the merits of its claim of patent infringement..." Although a final ruling against the Company could have a material adverse impact on the Company's sales, operations or financial performance, based on a review of the Abbott claims by patent counsel and the aforementioned court ruling, the Company believes that the FastTake test strips do not infringe the Test Strip Patent and that Abbott's claims will be proven to be without merit. Currently, discovery is continuing and no date has been set for trial.

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

ENVIROMED PLC V. SELFCARE, INC.

    The Company had been involved in a dispute with Enviromed plc ("Enviromed") with respect to a joint venture agreement entered into between the Company and Enviromed in March 1994 and other agreements (collectively, the "Disputed Enviromed Agreements") entered into between the Company and Enviromed and its wholly-owned subsidiary Cranfield Biotechnology Ltd. ("Cranfield") and the issuance of shares of Common Stock to Enviromed in connection therewith. In connection with this dispute, the Company informed Enviromed that, due to the failure of Enviromed and Cranfield to perform their obligations under the Disputed Enviromed Agreements, the Company disputed Enviromed's ownership of the Common Stock held of record by Enviromed. On July 5, 1996, Enviromed filed suit against the Company and the representatives of the underwriters (the "IPO Representatives") of Selfcare's initial public offering in United States District Court for the Southern District of New York alleging breach of a registration rights agreement relating to the Common Stock held of record by Enviromed. Enviromed claimed that its rights under a registration rights agreement were breached in connection with the Company's initial public offering and requested damages, injunctive relief and a declaratory judgment that Enviromed is the lawful owner of the shares. The Company filed counterclaims against Enviromed arising out of the failure of Enviromed and Cranfield to perform their obligations under the Disputed Enviromed Agreements. On February 8, 1999, the Company and Enviromed reached a settlement whereby (i) Enviromed's board of directors was restructured and Mr. Zwanziger, the Company's Chairman, was replaced as a board member by David Scott, the Managing Director of the Company's subsidiary, Inverness Medical, (ii) the payment of (pound)437,000 in notes owed to Selfcare by Enviromed was rescheduled, and (iii) Enviromed agreed to pay Selfcare an amount up to a maximum of (pound)500,000, based upon purchases by Selfcare from an Enviromed subsidiary in excess of certain minimums. The settlement was subject only to approval of the Enviromed's shareholders, which was received in March 1999. The Company received (pound)150,000 ($245,000) in February 1999 and (pound)100,000 ($159,000) in
August 1999 as the first and second installments, respectively, pursuant to the note repayment terms under the settlement agreement. A final payment of (pound)187,000 plus accrued interest is due in November 1999.

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

    Because of the nature of the Company's business, the Company at any particular time may be subject to consumer product claims or be a defendant in various other lawsuits arising in the ordinary course of its business and expects that this will continue to be the case in the future. These lawsuits generally seek damages, sometimes in substantial amounts, for personal injuries or other commercial claims. The Company believes that any adverse ruling in such lawsuits would not have a material adverse effect on its sales, operations or financial performance.

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

    On January 11, 1999, the Company and Convertible Noteholders agreed to amend the terms of the Convertible Notes by changing the maturity date and conversion terms, as well as canceling the related warrants. Pursuant to the amended terms, which were approved at the Company's annual meeting of shareholders on May 20, 1999, the Company made an immediate payment of $859,049 representing $780,954 of face value of the original Convertible Notes plus a 10% premium. The remaining Convertible Notes were amended and replaced with amended notes (the "New Convertible Notes"). The face value of the New Convertible Notes is equal to the face value of the amended and replaced Convertible Notes plus a 15% premium. The New Convertible Notes matured on July 12, 1999, bore an interest rate of 8% and provided for a fixed conversion price of $2.00. All of the New Convertible Notes were converted into Common Stock as of May 25, 1999.

    On January 22, 1999, the Company and the Series B preferred stockholders agreed to amend the terms of the Series B Preferred Stock, subject to shareholder approval. Under the amended terms, the Company increased by a 15% premium the face value of the preferred stock on the date of the amendment to the terms of the Series B Preferred Stock, subject to shareholder approval. The amended terms were approved at the Company's annual meeting of shareholders on May 20, 1999. The conversion ratio for the amended Series B Preferred Stock to common stock was amended to be the aggregate stated value ($1,000 per share), plus any accrued but unpaid premium through the date of such conversion, divided by (i) $2 (the "amended Fixed Conversion Price") for shares converted prior to July 20, 1999 and (ii) in the case of conversions after July 20, 1999, a conversion price equal to the lower of $2.00 or the Variable Conversion Price (defined as the average of the five lowest closing bid prices of the common stock during the 30 trading days preceding such conversion) then in effect. In the event the closing bid price per share rises to $3.25 or higher for any ten consecutive trading days after May 20, 1999, the Company may fix the conversion price at $2.00, by delivery of a written notice within five business days after the tenth trading day, effective thirty days after the delivery of such notice. The Company may require the conversion of all, but not less than all, of the Series B Preferred Shares, provided that the closing bid prices of the common stock are equal to or greater than $13.9581 (subject to adjustment as defined in the agreement) for 20 consecutive trading days preceding any such conversion. Any unconverted Series B Preferred Stock will automatically convert into shares of common stock on August 26, 2000. The Series B Preferred Stock may also be redeemed under certain circumstances for cash. A holder of Series B Preferred Stock may require the Company to redeem any or all of such holder's Series B Preferred Stock, under certain circumstances. The Company may redeem at least a majority of the outstanding Series B Preferred Stock at its option at the face amount, plus accrued premium and any conversion default payments, in the event the price of the Company's common stock is less than $2.00 for at least ten consecutive trading days prior to the date of such redemption.

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

    The Company's investing strategy, to manage interest rate exposure, is to invest in short-term, highly liquid investments. Currently, the Company's short-term investments are in money market funds with original maturities of 90 days or less. At September 30, 1999, the fair value of the Company's short-term investments approximated market value.

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

FOREIGN CURRENCY RISK

    The Company faces exposure to movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse effect on the Company's business, financial condition and results of operation. The Company does not use derivative financial instruments or other financial instruments to hedge economic exposures or for trading. Historically, the Company's primary exposures have been related to the operations of its European subsidiaries. However, the sales of FastTAKE, the Company's leading diabetes management product, are denominated in the currency in which the manufacturing costs are incurred. In 1998, the net impact of foreign currency changes was not material. The introduction of the Euro as a common currency for members of the European Monetary Union has taken place in the Company's fiscal year 1999. The Company has not determined the impact, if any, that the Euro will have on foreign currency exposure. The Company intends to hedge against fluctuations in the Euro if this exposure becomes material. At September 30, 1999, the assets related to non-dollar-denominated currencies were approximately $25.6 million.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.       EXHIBITS:

                EXHIBIT NUMBER                TITLE

                   27.1               Financial Data Schedule



b.       REPORTS ON FORM 8-K:

         The Company filed no reports on Form 8-K during the three-month period ended September 30, 1999.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             SELFCARE, INC.

Date: November 12, 1999      /s/ Duane L. James
                             ------------------
                             Duane L. James,
                             Chief Accounting Officer and an authorized officer