Form 10-K
period 1999-12-31
SELFCARE INC
filed 2000-03-30
CIK 915901

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

    X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                          COMMISSION FILE NUMBER 00-20871

                                 SELFCARE, INC.

             (Exact Name of Registrant as Specified in Its Charter)

                   DELAWARE                                        04-3164127
        (State or other jurisdiction of               (I.R.S. Employer Identification No.)
        incorporation or organization)
  200 PROSPECT STREET, WALTHAM, MASSACHUSETTS                         02453
   (Address of principal executive offices)                        (Zip Code)

                                 (781) 647-3900
              (Registrant's telephone number, including area code)

    Securities registered pursuant to Section 12(b) of the Act:

                                                              NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                              ON WHICH REGISTERED
             Common Stock, $0.001                            American Stock Exchange
              per share par value

    Securities registered pursuant to Section 12(g) of the Act:

                                  ___________
                                 Title of Class

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates (persons other than directors, executive officers, and related family entities) of the registrant based on the closing price of the registrant's stock on the American Stock Exchange on February 1, 2000 was $105,478,541.

    As of March 10, 2000, the Registrant had 20,615,207 shares of common stock, par value $0.001 per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Company's 1999 Annual Report to Shareholders which is filed with the Securities and Exchange Commission as an exhibit hereto and the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 2000 are incorporated by reference into Parts II and III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

    THIS REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES ACT OF 1934. ACTUAL RESULTS OF SELFCARE, INC. AND ITS SUBSIDIARIES (THE COMPANY OR SELFCARE) COULD MATERIALLY DIFFER FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. CERTAIN FACTORS THAT MAY CAUSE SUCH A DIFFERENCE INCLUDE, WITHOUT LIMITATION, CHANGES IN PRODUCT DEMAND AND MARKET ACCEPTANCE, CHANGING ECONOMIC CONDITIONS, RISKS IN PRODUCT AND TECHNOLOGY DEVELOPMENT, REGULATORY APPROVALS, SIGNIFICANT LITIGATION, THE EFFECT OF THE COMPANY'S ACCOUNTING POLICIES AND OTHER RISK FACTORS DISCUSSED IN SECTION ENTITLED "CERTAIN FACTORS AFFECTING FUTURE RESULTS" IN THE COMPANY'S 1999 ANNUAL REPORT TO SHAREHOLDERS, PORTIONS OF WHICH ARE FILED HEREWITH (EXHIBIT 13.1), AND IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

ITEM 1. BUSINESS.

THE COMPANY

    Selfcare, Inc., a Delaware corporation, and its subsidiaries are engaged in the development, manufacturing and marketing of self-test diagnostic products for the diabetes, women's health and, to a lesser extent, infectious disease markets. The Company also markets nutritional supplement products, several of which are targeted primarily at the women's health market. The Company's existing and planned products are targeted at the two largest existing self-care diagnostics markets, diabetes management and women's health, in the United States and Europe.

    The Company's history began when it was incorporated in Delaware on August 25, 1992 and acquired its predecessor company, Superior Sensors, Inc., by merger on September 15, 1992. In 1995, the Company acquired an equity interest in Inverness Medical Limited (Inverness), which was formed in 1994 in Scotland, of which it has since purchased the remaining equity interest. Through their alliance with LifeScan, Inc. (LifeScan), a subsidiary of Johnson & Johnson, the Company and Inverness launched their first diabetes management product FastTake(R), an electrochemical biosensor-based blood glucose monitoring system, in early 1998. Further, the Company's wholly owned subsidiary, Inverness Medical, Inc. (IMI), was formed in 1997 for the sole purpose of purchasing and selling certain acquired consumer products. Since 1997, the Company has grown substantially through focused marketing, new product development and organizational growth and its net sales have increased from $50.9 million in 1997 to $125.1 million in 1999.

BUSINESS DEVELOPMENTS IN 1999

    During 1999, Inverness, through which the Company manufactures all of its electrochemical blood glucose strips, completed construction on a major expansion of its manufacturing and research and development facilities in Inverness, Scotland. The expansion doubled the plant's size to 103,500 square feet and increased manufacturing capacity. The construction was financed by Highlands and Islands Enterprise, a development agency funded by the government of the United Kingdom.

    On January 8, 1999, the Company sold in a private placement 57,842 shares of Series C convertible preferred stock, 3,030 shares of Series D convertible preferred stock, and 13,169 shares of Series E convertible preferred stock to private investors. The Company raised an aggregate of $7,404,100 in the sale of these Series C, D and E convertible preferred stock. See Note 18(e) of the "Notes to Consolidated Financial Statements" included in the Company's 1999 Annual Report to Shareholders (portions of which are filed herewith as Exhibit 13.1).

    On January 11, 1999, the Company and the holders of its remaining senior subordinated convertible notes and warrants (the Convertible Notes and Convertible Note Warrants, respectively), which were originally issued for gross proceeds of $10,000,000 in October 1997, agreed to amend the terms of the

Convertible Notes by changing the maturity date and conversion terms, as well as canceling the Convertible Note Warrants. Pursuant to the amended terms, the Company made an immediate payment of $859,049 representing $780,954 of face value of the Convertible Notes plus a 10% premium. The remaining Convertible Notes were amended and replaced with amended notes (the New Convertible Notes). The face value of the New Convertible Notes was equal to the face value of the canceled Convertible Notes plus a 15% premium. The New Convertible Notes matured on July 12, 1999, bore interest at 8% and provided for a fixed conversion price of $2. All of the New Convertible Notes have been converted into shares of the Company's common stock. See Note 16 of the "Notes to Consolidated Financial Statements" included in the Company's 1999 Annual Report to Shareholders (portions of which are filed herewith as Exhibit 13.1).

    On January 22, 1999 (Amendment Date), the Company and its remaining
Series B preferred stockholders agreed to amend the terms of the Series B redeemable preferred stock (Series B Preferred Stock), which were sold for gross proceeds of $8,000,000 in August 1997. Under the amended terms, the Company increased, by a one-time 15% premium, the face value of the Series B Preferred Stock on the Amendment Date. The new conversion ratio for the amended Series B Preferred Stock is the aggregate stated value ($1,000 per share), plus any accrued but unpaid premium through the date of such conversion, divided by (i) $2 (the amended Fixed Conversion Price) for shares converted prior to July 20, 1999 and (ii) in the case of conversions after July 20, 1999, a conversion price equal to the lower of $2 or the Variable Conversion Price (defined as the average of the five lowest closing bid prices of the common stock during the 30 trading days preceding such conversion) then in effect. Effective January 13, 2000, the Company fixed the conversion price at $2, as the closing bid price per share had been $3.25 or higher for ten consecutive trading days, as permitted by the amended terms. All remaining Series B Preferred Stock was converted into shares of the Company's common stock by early March 2000. See Note 18(d) of the "Notes to Consolidated Financial Statements" included in the Company's 1999 Annual Report to Shareholders (portions of which are filed herewith as Exhibit 13.1).

    On February 8, 1999, the Company reached a settlement of their dispute with Enviromed plc (Enviromed). The settlement included scheduled loan repayments from Enviromed to the Company totaling (pound)437,000 (approximately $728,000) during 1999 and future payments from Enviromed to the Company of up to (pound)500,000 (approximately $810,000) based upon purchases made by the Company from an Enviromed subsidiary in excess of certain minimums.

    On June 7, 1999, the Company entered into amendments of its product development and distribution agreements (the Amended Agreements) with LifeScan. The Amended Agreements set forth the terms and conditions under which the Company will sell to LifeScan blood glucose monitoring products, including prices, minimum quantities, exclusivity and other related matters. A full copy of the Amended Agreements was filed with the SEC as an exhibit to the Company's Quarterly Report on Form 10-Q for the second quarter of 1999.

    Upon the execution of the Amended Agreements, LifeScan provided the Company with an initial loan of (pound)6,250,000 (approximately $9,900,000) to fund anticipated increased production levels. LifeScan has also committed to make additional loans of up to (pound)8,125,000 (approximately $13,000,000) to the Company upon the accomplishment of certain milestones relating to the new products the Company is to develop for LifeScan. Additionally, LifeScan has agreed to provide credit enhancements, related to anticipated production levels, for further borrowings of up to $10,000,000 by the Company from a commercial bank to fund additional manufacturing capacity for the products covered by the Amended Agreements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 15 of the "Notes to Consolidated Financial Statements", both of which are included in the Company's 1999 Annual Report to Shareholders (portions of which are filed herewith as Exhibit 13.1).

SEGMENTS OF BUSINESS; GEOGRAPHIC AREA

    The Company's business is divided into four reportable operating segments:
Diabetes; Women's Health; Clinical Diagnostics; and Other. The Company further categorizes its sales by major geographic areas of the world. Below are descriptions of each segment of the Company. Additional information required by this item is included in Note 21 of "Notes to Consolidated Financial Statements", which are included in the Company's 1999 Annual Report to Shareholders (portions of which are filed herewith as Exhibit 13.1).

DIABETES MANAGEMENT

    Diabetes management is the largest self-test market for medical diagnostic products in the world. Over the past twenty years numerous studies have shown that careful management of blood glucose levels often significantly improves the health of diabetes patients. Therefore, essential to diabetes management is accurate measurement of glucose level in the blood stream at regular intervals during the day. The blood glucose self-test market has grown around the need to serve diabetes patients with a convenient, fast and accurate means to monitor blood sugar. The products that serve this market include test systems consisting of handheld meters and disposable electrode test strips, syringes, lancets and other disposable items. These products are typically distributed over the counter at retail drug stores for the self-test market and through distributors to institutions and managed care organizations.

    SYSTEMS. The Company's principal product in the diabetes management self-test market is an electrochemical biosensor-based blood glucose monitoring system. LifeScan is the exclusive worldwide distributor of this system and markets it under the names FastTake, EuroFlash(TM), and PocketScan(TM). The system consists of a meter and a disposable test strip and incorporates a large, easy-to-read display to assist visually impaired users. To operate FastTake, the strip is inserted into the meter, which automatically activates in a standby mode. The user then places a small blood sample obtained by a finger prick on the end of the test strip, which senses the size of the necessary sample and automatically runs the test when the necessary amount of blood is available, providing results in 15 seconds. Inverness developed the electrochemical technology for the FastTake test strips and manufactures the test strips at its facilities in Scotland. A contract manufacturer produces the meters to the Company's specifications in the United States.

    ALTERNATIVE TEST STRIPS. The Company also produces and sells alternative glucose test strips that are designed to be used in certain meters of other system manufacturers. The Company is distributing these alternative strips in Europe through distribution channels established by Selfcare International GmbH (Selfcare International), the Company's German subsidiary, and in the United States through Can-Am Care Corporation (Can-Am), a division of the Company's subsidiary, Inverness Medical, Inc. (IMI).

    CAN-AM. Can-Am is the leading supplier of diabetes self-management supplies sold under store brand labels in the United States. Can-Am distributes a comprehensive line of diabetes care products, including glucose test strips, lancets, glucose tablets, syringes and specialty skin creams. Can-Am has no significant sales outside of North America. Most products are sold under the private store brand labels of large retail drug chains.

WOMEN'S HEALTH

    Women's health is the second largest self-test market for medical diagnostic products in the United States. In the women's health market, the Company manufactures and markets home pregnancy detection and ovulation prediction tests under its IMI label and various private labels. The Company also markets nutritional supplement products, most of which are targeted primarily at the women's health market.

    PREGNANCY PREDICTION PRODUCTS. The pregnancy self-test kits are marketed in both stick and cassette versions. The stick version has an exposed wick which absorbs urine when placed in the urine stream while the cassette version requires the user to first collect a urine sample in a cup and then utilize an enclosed dropper to place the urine sample in the test well. Both versions employ identical technology enabling the display of visual results in approximately three minutes. The majority of pregnancy test kits sold by the Company are manufactured by the Company's subsidiary, Cambridge Diagnostics Ireland, Ltd. (Cambridge Diagnostics), in Galway, Ireland and a small quantity is manufactured by a third party contractor. These test kits are generally sold over the counter by drug stores and are used by women to test for pregnancy in their own home as an aid to family planning. The Company believes it is one of the largest suppliers, measured in total units sold, of pregnancy detection self-test kits in the United States.

    OVULATION PREDICTION PRODUCTS. The Company's ovulation prediction test kit, marketed as the Early Ovulation Predictor under the IMI and Selfcare brand names and under private label by various drug store chains and mass merchandisers, is used by women to test for ovulation in their own home as an aid to family planning and provides 24 to 48 hour notice of when ovulation is likely to occur. The early ovulation predictor has an easy-to-use and easily read self-test cassette that is used by applying a urine sample to the sample well with a supplied dropper. Clinically accurate results are available in approximately three minutes. The ovulation prediction test kits are manufactured by Cambridge Diagnostics in its Galway facilities and a small quantity is manufactured by a third party contractor. The Company believes it is one of the largest suppliers, measured in total units sold, of ovulation prediction self-test kits in the United States.

    NUTRITIONAL SUPPLEMENTS. The Company acquired the U.S. rights to a line of nutritional supplements from American Home Products Corporation in 1997 (the Nutritional Supplements). These products are marketed by IMI to large drug store chains and mass market retailers. Included in this product line are Stresstabs(R) (a B-complex vitamin with folic acid), Stresstabs(R) plus iron, Ferro-Sequels(R) (an iron supplement) and Posture(R) (a calcium supplement), which are targeted primarily at the women's health market. Since the Nutritional Supplements acquisition, the Company has strengthened this line by adding various products, for example, SoyCare(TM) for Menopause, SoyCare(TM) for Bone Health, Protegra(R) Cardio and Stresstabs(R) PMS. Many of the ingredients are formulated at levels at or similar to those documented in scientific studies to optimize health and nutritional benefits.

CLINICAL DIAGNOSTICS

    Orgenics, Ltd. (Orgenics), a wholly owned subsidiary of the Company and an Israeli limited company, develops, manufactures, and markets self-contained test kits for the professional market which detect antibodies and infectious agents, including those associated with AIDS and chlamydia. Orgenics manufactures professional diagnostic test products based on several proprietary technological systems including genetic assays, immunoassays, rapid tests and confirmatory tests using multiple antigens. These tests, or adaptations of them, are applicable to detecting a wide variety of infectious diseases and agents, including HIV-1 and HIV-2, hepatitis and chlamydia. Orgenics' products are designed to enable small-to-medium-sized laboratories to analyze low volumes of tests economically. Orgenics markets a product called DoubleCheck(TM), a single sample, compact diagnostic device which, in its first commercialized application, detects HIV in saliva and blood serum samples in less than ten minutes, making it suitable for use in physicians' offices and other patient point-of-care sites. Orgenics' sales offices in Israel, France, Brazil and Colombia market and distribute its products to professional institutions and other companies in more than 20 countries, principally in Europe, Latin America, Africa and Asia.

OTHER

    The Company does not conduct any sales activities through its corporate office in the United States. Revenues and expenses generated by the Company's corporate office are generally not specifically allocable to the Company's other reporting segments, diabetes, women's health and clinical diagnostics.

MARKETING AND SALES

UNITED STATES

    DIABETES MANAGEMENT PRODUCTS. All blood glucose measurement systems manufactured by the Company are marketed through the Company's exclusive distribution agreement with LifeScan. Can-Am distributes its diabetes care supplies, including alternative test strips, in the United States under its own brand and to private label retailers such as Wal-Mart, Rite Aid and Walgreens.

    WOMEN'S HEALTH PRODUCTS. The Company markets and distributes its women's health products, including nutritional supplements, primarily through independent retail brokers and distributors. The Company markets its over-the-counter pregnancy and ovulation self-test kits under the IMI label and a variety of private labels. The Company's sales efforts are currently focused on large drug, food and mass merchandising retail chains, wholesalers who service smaller accounts, and internet retailers. The Company currently contracts with broker agencies geographically distributed across the United States that represent the Company for these accounts.

INTERNATIONAL

    The Company markets and sells its products in several international markets. In 1999, approximately 17% of the Company's net revenues were to customers in Europe and 5% of the Company's net sales were to customers in regions other than North America and Europe.

    DIABETES MANAGEMENT PRODUCTS. LifeScan commenced distribution of the FastTake blood glucose monitoring system in Europe in 1999. The Company also sells in Europe alternative glucose test strips which are designed to be used in the meters of other leading manufacturers.

    WOMEN'S HEALTH PRODUCTS. Selfcare International markets over-the-counter women's health self-test kits in Europe through sales offices in Germany and Belgium.

    CLINICAL DIAGNOSTIC PRODUCTS. Orgenics markets self-contained test kits for the professional market, which detect antibodies and/or infectious agents, including those associated with AIDS and chlamydia. Orgenics' sales offices in Israel, France, Brazil and Colombia market and distribute its products to professional institutions and other companies in more than 20 countries, principally in Europe, Latin America, Africa and Asia.

MANUFACTURING

    The Company has manufacturing facilities in Inverness, Scotland; Galway, Ireland; and Yavne, Israel.

    The Company manufactures exclusively at the Inverness facility in Scotland the disposable test strips for use with its blood glucose monitoring systems and certain other competitors' blood glucose monitoring systems. This facility serves as both manufacturing plant for strip production and research and development center for electrochemistry technology. Inverness employs 430 full-time employees at its facility, of which 374 are involved in manufacturing. With the space provided by the completion of a major addition to its facilities in 1999, the plant has the physical capacity to meet the anticipated production requirements of the next three years. Can-Am purchases its products from various manufacturers, including Inverness, and has a supply agreement with A.M.G. Medical, Inc. in Canada for monolet lancets.

    The Company currently manufactures pregnancy self-test products at its facility in Galway, Ireland, which are then packaged by an independent third party fulfillment house in the United States. The Company believes that there are multiple qualified sources for its existing women's health products and for the materials and components used in the manufacture of its existing products and, therefore, does not consider it necessary to maintain protected supply arrangements with any supplier.

    The production facilities of Orgenics are located in Yavne, Israel. Orgenics manufactures professional diagnostic test products based on several proprietary technological systems including genetic assays, immunoassays, rapid tests and confirmatory tests using multiple antigens. These tests, or adaptations of them, are applicable to detecting a wide variety of infectious diseases and agents, including HIV-1 and HIV-2, hepatitis and chlamydia.

    The Company contracts with third-party manufacturers to produce the Nutritional Supplements and third-party fulfillment houses to warehouse and ship the Nutritional Supplements to the Company's customers.

    The Company has a manufacturing agreement with a third party electronics assembler to supply electrochemical blood glucose meters of the Company's design. These meters, together with the Company's test strips, form the FastTake blood glucose monitoring system. During 2000, the Company expects to transfer production of meters to a new contractor located in the Far East. Under terms of the agreement with the existing supplier, the Company will be required to pay cancellation fees to that supplier. The Company expects that such fees will be less than the savings achieved from the transfer of production to the new supplier.

    If the Company should encounter delays or other difficulties in the supply of any of these products from third parties, these interruptions could have a material adverse effect on the Company's operations and result in significant quarter-to-quarter fluctuations. In addition, contract manufacturers that the Company uses or may use to supply its products in many instances must adhere to the U.S. Food and Drug Administration's (FDA) Good Manufacturing Practices
(GMPs) regulations which regulate the manufacturing process. Failure to do so could result in the withdrawal of FDA approval of such manufacturers and consequent interruptions in the supply of products to the Company.

RESEARCH AND DEVELOPMENT

    The Company is focusing its research and development efforts primarily on the development of its diabetes products, including its electrochemical blood glucose monitoring system, alternative test strips and non-invasive and continuous blood glucose measurement technologies. In addition, the Company devotes a relatively lesser degree of resources to the development of new products and enhanced features for its lines of women's health and clinical diagnostic products. Most development activities are carried out by the Company's research and development departments, which include personnel in Inverness, Scotland, Waltham, Massachusetts, Galway, Ireland, and Yavne, Israel. The majority of research personnel are located at Inverness in Scotland, which employs 41 full-time researchers, including 16 Ph.D.'s. In addition, the Company employs third party development contractors to supplement the effort and skills of its own staff.

    From time to time, the Company engages in co-development projects with third parties with respect to new diagnostic products the Company may want to market in the future. The Company may provide financial development assistance to such parties and may also utilize its own research and development resources to design certain portions of such products.

    Total research and development expenses for the years ended December 31, 1999, 1998 and 1997 were $6.9 million, $7.4 million and $15.6 million, respectively. The Company expects that it will spend a significant and increasing amount on research and development efforts during the year 2000.

PATENTS AND PROPRIETARY TECHNOLOGY; TRADEMARKS

SELF-TEST PRODUCTS

    The medical products industry, including the diagnostic testing industry, places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. The

Company's success will depend, in part, on its ability to obtain patent protection for its products and manufacturing processes, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties.

    The Company holds certain patent rights, has certain patent applications pending and expects to seek additional patents in the future. However, there can be no assurance as to its success or timeliness in obtaining any such patents or as to the breadth or degree of protection that any such patents will afford the Company. The patent position of medical products and diagnostic testing firms is often highly uncertain and usually involves complex legal and factual questions. There is a substantial backlog of patents at the U.S. Patent and Trademark Office. No consistent policy has emerged regarding the breadth of claims covered in medical product patents. Accordingly, there can be no assurance that patent applications relating to the Company's products or technology will result in patents being issued; that, if issued, such patents will afford adequate protection to the Company's products; or, if patents are issued to the Company, that its competitors will not be able to design around such patents. In addition, the medical products industry, including the diagnostic testing industry, has been characterized by extensive litigation regarding patents, licenses and other intellectual property rights. The Company could and has incurred substantial costs in defending itself against patent infringement claims and in asserting such claims against others (see "Item 3. Legal Proceedings"). Under the distribution agreement entered into with LifeScan, Selfcare has agreed to indemnify LifeScan for any claims that FastTake infringes any patents. If the outcome of any such litigation is adverse to the Company, the Company's business could be materially adversely affected.

    To determine the priority of inventions, the Company may also have to participate in interference proceedings declared by the U.S. Patent and Trademark Office, which could also result in substantial costs to the Company. See "Item 3. Legal Proceedings".

    In addition, the Company is sometimes required to obtain licenses to patents or other proprietary rights of third parties to market its products. No assurance can be given that licenses required under any such patents or proprietary rights would be made available on terms acceptable to the Company, if at all. If the Company does not obtain such licenses, it can encounter delays in product market introductions while it attempts to design around such patents or other rights, or be unable to develop, manufacture or sell such products in certain countries, or at all.

    The Company has a number of patents and patent applications covering relevant portions of its electrochemical technology that is important to its diabetes business.

    The Company also seeks to protect its proprietary technology, including technology that may not be patented or patentable, in part through confidentiality agreements and, if applicable, inventors' rights agreements with its collaborators, advisors, employees and consultants. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach or that the Company's trade secrets will not otherwise be disclosed to, or discovered by, competitors. Moreover, the Company may from time to time conduct research through academic advisors and collaborators who are prohibited by their academic institutions from entering into confidentiality or inventors' rights agreements.

NUTRITIONAL SUPPLEMENTS

    In connection with the acquisition of the Nutritional Supplements, the Company acquired certain trademarks which, the Company believes, are valuable assets and are important to the marketing of the Nutritional Supplements. Substantially all of these trademarks have been registered with the U.S. Patent and Trademark Office. There can be no assurance, however, that such registrations will afford adequate protection to the Company and not be challenged as unenforceable or invalid, or not be infringed. In addition, the Company could incur substantial costs in defending suits brought against it or in prosecuting suits, in which the Company asserted rights under such registrations. If the outcome of such litigation were adverse to the Company, the Company's business and results of operations could be materially adversely affected.

GOVERNMENT REGULATION

SELF-TEST PRODUCTS

    The Company's research, development and clinical programs, as well as its manufacturing and marketing operations, are subject to extensive regulation by numerous governmental authorities in the United States and other countries. Most of the Company's self-test products, including those licensed by the Company from third parties, require governmental approvals for commercialization. New products may require pre-clinical and clinical trials. Manufacturing and marketing of many of the Company's products are subject to the rigorous testing and approval process of the FDA and corresponding foreign regulatory authorities. The regulatory process, which includes pre-clinical and clinical testing of many of the Company's products to establish their safety and effectiveness, can take many years and require the expenditure of substantial financial and other resources. Data obtained from pre-clinical and clinical activities are susceptible to varying interpretations that could delay, limit or prevent regulatory approval. In addition, delays or rejection may be encountered based upon changes in, or additions to, regulatory policies for device marketing authorization during the period of product development and regulatory review. Delays in obtaining such approvals could adversely affect the marketing of products developed by the Company and the Company's ability to generate commercial product revenues.

    In addition, the Company is required to meet regulatory requirements in countries outside the United States, which can change rapidly with relatively short notice, resulting in the Company's products being banned in certain countries with consequent loss of revenues and income. Foreign regulatory agencies can also introduce test format changes which, if not quickly addressed by the Company, can result in restrictions on sales of the Company's products. Such changes are not uncommon due to advances in basic research and the nature of certain infectious diseases and agents such as HIV, which is a mutating virus capable of producing new strains and subtypes. Although it did not cause a material adverse effect on the Company's sales and income, certain of the Company's infectious disease diagnostic products were banned or temporarily banned in France in 1993 and 1999 due to changes in regulatory requirements. As such, there can be no assurance that there will not be similar actions in the future.

NUTRITIONAL SUPPLEMENTS

    The manufacturing, processing, formulation, packaging, labeling and advertising of Nutritional Supplements are subject to regulation by one or more federal agencies, including the FDA, the Federal Trade Commission (FTC) and the Consumer Product Safety Commission. These activities are also regulated by various agencies of the states, localities and foreign countries in which Nutritional Supplements are now sold or may be sold in the future. In particular, the FDA regulates the safety, manufacturing, labeling and distribution of dietary supplements, including vitamins, minerals and herbs, as well as food additives, over-the-counter (OTC) and prescription drugs and cosmetics. The GMPs promulgated by the FDA are different for food and drug products. In addition, the FTC has overlapping jurisdiction with the FDA to regulate the promotion and advertising of dietary supplements, OTC drugs, cosmetics and foods.

    The Dietary Supplement Health and Education Act of 1994 (DSHEA), which amends the Food, Drug and Cosmetic Act by defining dietary supplements as a new category of food separate from conventional food, was enacted on October 25, 1994. The FDA has finalized certain regulations to implement DSHEA, including those relating to nutritional labeling requirements, but has not finalized other regulations. The finalized regulations require different labeling for the Nutritional Supplements and, with respect to nutritional supplement products under development by the Company, impose new notification procedures and scientific substantiation requirements regarding ingredients, product claims and safety. The Company cannot determine what effect these regulations will have on its business in the future. Failure to comply with applicable FDA requirements could result in sanctions being imposed on the Company or the manufacturers of its products, including warning letters, product recalls and seizures, injunctions or criminal prosecution. With respect to regulations that have not been finalized, the Company anticipates that the FDA will promulgate specific GMPs to regulate dietary supplements which are modeled on the current GMPs for food. The Company believes that the manufacture of the Nutritional Supplements is currently in compliance with the proposed GMPs for dietary supplements. No assurance can be given that the final GMPs for dietary supplements will not change in ways that require changes in the manufacture of the Nutritional Supplements.

THIRD-PARTY REIMBURSEMENT

    In both the United States and elsewhere, sales of some of the Company's products may be dependent in part on the availability of reimbursement from third-party payors, such as government and private insurance plans. Third-party payors are increasingly challenging the prices charged for medical products and services. If the Company succeeds in bringing one or more of such products to the market, there can be no assurance that these products will be considered cost-effective, that reimbursement will be available or, if available, that the level of reimbursement will be sufficient to allow the Company to sell these products on a profitable basis.

PRODUCT LIABILITY; LIMITED INSURANCE COVERAGE

    The testing, manufacturing and marketing of medical diagnostic devices, such as the Company's blood glucose monitoring systems, entail an inherent risk of product liability claims. In addition, the marketing of the Nutritional Supplements may cause the Company to be subjected to various product liability claims, including, among others, claims that the Nutritional Supplements have inadequate warnings concerning side effects and interactions with other substances. Potential product liability claims may exceed the amount of the Company's insurance coverage or may be excluded from coverage under the terms of the policy. There can be no assurance that the Company's existing insurance can be renewed at a cost and level of coverage comparable to that presently in effect, if at all. In the event that the Company is held liable for a claim, against which it is not indemnified or for damages exceeding the limits of its insurance coverage, such claim could have a material adverse effect on the Company's business, financial condition and results of operations.

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

    In the women's health market, the Company believes that it has developed a significant market penetration with its private label and branded pregnancy and ovulation tests. The Company believes that it can continue to compete effectively in the women's health market based on its planned product line expansions, supported by its research and development capabilities, its advanced manufacturing expertise and its established distribution force.

    The Company markets alternative test strips that are compatible with other manufacturers' electrochemical blood glucose monitoring systems. If the Company succeeds in the alternative strip market, others may attempt to enter this market with similar products. In addition, the introduction of lower-priced alternative test strips could lead the manufacturers of the systems, with which such test strips are compatible, to lower their own test strip prices, thereby reducing or eliminating the price advantage.

    The Company is also aware of several of its competitors who are attempting to develop a noninvasive blood glucose monitoring technology. Noninvasive blood glucose monitoring involves methods for measuring blood glucose levels without the need to draw blood and, in certain proposed configurations, without the need to utilize disposable components, such as test strips. The Company and several other manufacturers are pursuing a number of different technological approaches to noninvasive blood glucose monitoring. These include near-infrared spectroscopy, which involves shining a beam of near-infrared light to penetrate the skin and determine the amount of glucose in the blood, and reverse iontophoresis, which utilizes a "patch" system to extract glucose through the skin for measurement by an external meter. In addition, several manufacturers are pursuing minimally invasive approaches to blood glucose monitoring, such as using a fine needle to withdraw a small sample of interstitial fluid which is analyzed by use of mid-infrared spectroscopy. The development and successful introduction of any such products by the Company's competitors could have a material adverse effect on the Company's business, financial condition and results of operations.

NUTRITIONAL SUPPLEMENTS

    The market for the sale of vitamins and nutritional supplements such as the Nutritional Supplements is highly competitive. Competition is based principally upon price, quality of products, customer service and marketing support. There are numerous companies in the vitamin and nutritional supplement industry selling products to retailers such as mass merchandisers, drug store chains, independent drug stores, supermarkets and health food stores. A number of these companies, particularly manufacturers of nationally advertised brand name products, are substantially larger than the Company and have greater financial resources. They could lower prices creating a price war, in which the Company could only survive a short period of time before encountering adverse effects on its business, financial conditions and results of operations.

ORGENICS INFECTIOUS DISEASE PRODUCTS

    The primary competitors of Orgenics' ImmunoComb line of products are standard, enzyme-linked immunoabsorbent assay (ELISA) systems such as those produced by Organon, Inc., Pasteur Sanofi Diagnostics, Abbott, Roche and other diagnostic tests produced by Abbott and Ortho Diagnostic Systems, Inc. ELISA tests are generally used by high-volume batch processors such as blood banks and other centralized laboratories. In addition, there are other rapid testing systems, generally for HIV, based upon immunoconcentration, which can provide results in five to ten minutes. In contrast to ImmunoComb, an immunoassay-based test which can be used to test simultaneously multiple samples for multiple analytes, the immunoconcentration systems are single sample and mostly single analyte systems. The Company believes that other characteristics of the immunoconcentration systems are that: (i) the single sample presentation results in production costs per test that are two to three times more expensive than those of ImmunoComb, and (ii) the procedure for each immunoconcentration test limits the number of tests that can be processed at one time resulting in less flexibility in the number of samples that can be processed at one time. The Company believes that Orgenics' DoubleCheck HIV test is competitive with single analyte immunoconcentration tests in speed, but will offer greater sensitivity at a lower cost.

EMPLOYEES

    As of December 31, 1999, the Company and its subsidiaries had a total of 704 full-time employees, of which 45 employees are located in the United States. In addition, the Company utilizes the services of a number of consultants specializing in research and development in the Company's targeted markets, regulatory compliance, strategic planning, marketing and legal matters.

ITEM 2. DESCRIPTION OF PROPERTY.

    The Company's principal corporate administrative offices are housed in 10,000 square feet of leased space in Waltham, Massachusetts. The lease for this facility expires on December 31, 2001 and monthly rent is $8,333. Six month notification is required by either party for termination of the leasehold. The Company also leases facilities in Brussels, Belgium for a marketing and sales office and for warehousing, and in Munich, Germany for offices and warehouse space. The lease for the Company's facility in Belgium covers 262 square feet of space, provides for monthly rent of $670, expires on September 30, 2003 and is terminable on six months notice every three years. The lease for the Company's facility in Germany covers 1,247 square feet of space, provides for rent of $6,200 per month through June 15, 2000 and $4,300 per month thereafter through May 20, 2007. The Company believes that these facilities are adequate for its operations in the foreseeable future.

    The Company owns manufacturing operations in Scotland, Ireland and Israel. The Inverness, Scotland facility consists of 103,500 square feet and includes areas for manufacturing, warehousing, research and development, and administrative offices. The Company currently manufactures FastTake strips and alternative blood glucose strips at the Inverness facility. The Inverness facility lease expires in 2019, with an option to purchase at the higher of the open market value of the premises or approximately $8,884,000. Annual rent of the Inverness facility amounts to approximately $1,131,000. Cambridge Diagnostics operates a 40,000 square foot facility located in Galway, Ireland, half of which is owned by the Company and half of which is leased from a private developer under a lease that expires in 2026. The Galway facility houses the manufacturing, warehousing and research and development of pregnancy and ovulation testing products. Aggregate annual mortgage and rent payments of the Galway facility amount to approximately $232,000.

    The FDA regulates companies that manufacture commercial medical devices and requires that such companies manufacture such devices in a properly designed environment. Both the Inverness and Galway facilities are designed and constructed to comply with the FDA's regulations and requirements necessary for approvals and commercial sales within the United States. The Company, as required by the FDA, has registered both of these facilities, ensuring that they are in compliance prior to commercial sales in the United States. Each registered facility is required to submit to an FDA inspection no less frequently than every two years. The facility in Galway has maintained ISO 9002 certification since August 1996 and the Inverness facility has maintained ISO 9001 certification since May 1998.

    Orgenics houses its executive offices and development and manufacturing operations in a leased facility of approximately 10,000 square feet in Yavne, Israel. The lease for this facility expires in 2006 and carries rent of approximately $25,000 per month. The facility includes a number of specialized features and equipment, including environmentally controlled areas, customized production equipment, and computerized systems for purchasing, inventory and materials tracking. Orgenics also maintains small sales offices in Paris, France, Sao Paulo, Brazil, and Bogota, Columbia. The lease for the Paris office runs through 2006 and carries monthly rent of approximately $6,000, which is linked to the French building cost index. The lease for the Sao Paulo office is for one year with monthly rent of approximately $2,000 and an option for another year. The lease for the Bogota office is for one year with monthly rent of approximately $1,000 with a non-limited option to renew. The Company believes the existing facilities are adequate for Orgenics' operations in the foreseeable future.

    The Company has insurance coverage for the properties and equipment that it owns or houses.

ITEM 3. LEGAL PROCEEDINGS.

ABBOTT LABORATORIES AND ABBOTT LABORATORIES, LIMITED V. LIFESCAN CANADA LTD.,
  LIFESCAN, INC. AND SELFCARE, INC.

    On November 23, 1999, Abbott Laboratories and Abbott Laboratories, Limited (Abbott) commenced a lawsuit against the Company, LifeScan Canada Ltd. (LifeScan Canada) and LifeScan in the Canadian Federal Court, Trial Division, Court No. T-2061-99. The Statement of Claim alleges that LifeScan Canada sells electrode strips for use in the FastTake blood glucose monitoring system supplied by Selfcare to LifeScan. It is also alleged that the sale of such electrode strips in Canada infringes Canadian Patent No. 1,226,036 issued to Genetics International, Inc., an alleged predecessor in title of Abbott. Abbott is seeking an injunction against the manufacture, importing, offering for sale and selling of FastTake electrode strips in Canada, as well as damages or the profits of the defendants arising from the sales of such electrode strips in Canada. In its Statement of Defense and Counterclaim, Selfcare denies infringement and attacks the validity of the patent on a number of grounds. Abbott has not filed a defense to Selfcare's Counterclaim, and the parties have not yet commenced documentary discovery. At this stage of the litigation, it is not possible to predict the outcome of the action. A final ruling adverse to Selfcare could involve Selfcare being prevented from selling its FastTake electrode strips in Canada and could include Selfcare paying to Abbott either an amount equal to the profit generated from all sales of FastTake electrode strips in Canada or Abbott's damages.

ABBOTT LABORATORIES V. LIFESCAN, INC. AND SELFCARE, INC.

    In late October 1998, Abbott commenced a lawsuit against the Company and LifeScan in the United States District Court for the District of Massachusetts. The complaint alleges that the disposable test strips used in the FastTake blood glucose monitoring system supplied by the Company to LifeScan infringe U.S. Patent No. 5,820,551 (the Test Strip Patent) issued to Abbott on October 13, 1998. Abbott is seeking damages and an injunction against sales in the United States. Abbott also sought to enjoin LifeScan and Selfcare from the manufacture, use and sale of these blood glucose test strips in the United States during the pendency of the infringement litigation. On February 22, 1999, the court denied Abbott's motion for a preliminary injunction and stated "...that Abbott is unlikely to succeed on the merits of its claim of patent infringement...". Discovery in the case is continuing. Although a final ruling against the Company could have a material adverse impact on the Company's sales, operations or financial performance, based on a review of the Abbott claims by patent counsel and the aforementioned court ruling, the Company believes that the FastTake test strips do not infringe the Test Strip Patent and that Abbott's claims will be proven to be without merit.

ABBOTT LABORATORIES V. SELFCARE, INC. AND PRINCETON BIOMEDITECH CORPORATION

    In April 1998, Abbott commenced a lawsuit against the Company and Princeton BioMeditech Corporation (PBM), which manufactured certain products for the Company, in an action filed in the United States District Court for the District of Massachusetts (District Court), asserting patent infringement arising from the Company and PBM's manufacture, use and sale of products that Abbott claims are covered by one or more of the claims of U.S. Patent Nos. 5,073,484 and 5,654,162 (the Pregnancy Test Patents), to which Abbott asserts that it is the exclusive licensee. Abbott claims that certain Selfcare products relating to pregnancy detection and ovulation prediction infringe the Pregnancy Test Patents. Abbott is seeking an order finding that the Company and PBM infringe the Pregnancy Test Patents, an order permanently enjoining the Company and PBM from infringing the Pregnancy Test Patents, compensatory damages to be determined at trial, treble damages, costs, prejudgment and post-judgment interest on Abbott's compensatory damages, attorneys' fees, and a recall of all existing Company or PBM products found to infringe the Pregnancy Test Patents. On August 5, 1998, the court denied Abbott's motion for a preliminary injunction. On March 31, 1999, the District Court granted a motion by the Company, PBM, and PBM-Selfcare LLC (the LLC), the joint venture between the two companies, filed to amend their counterclaim against Abbott, asserting that Abbott is infringing U.S. Patent Nos. 5,559,041 (the 041 patent) and 5,728,587 (the 587 patent), which are owned by the LLC, and seeking a declaration that Abbott infringes the patents, permanent injunctive relief, money damages and attorneys' fees. On November 5, 1998, Abbott filed suit in the United States District Court for the Northern District of Illinois seeking a declaratory judgment of non-infringement, unenforceability and invalidity of the 041 patent and 587 patent. The Illinois court granted the Company's motion to transfer the aforementioned Illinois action to Massachusetts. The Company and its co-defendant have moved for summary judgment on their defense that the Abbott patents are invalid, and Abbott has cross-moved for summary judgment on the issue of infringement. The case is currently in the discovery stage. The Company intends to defend this litigation vigorously; however, a final ruling against the Company could have a material adverse impact on the Company's sales, operations or financial performance.

ABBOTT LABORATORIES ET ANOTHER V. CORBRIDGE GROUP PTY LTD AND SELFCARE PTY LTD.

    In November 1999, Abbott commenced a lawsuit against the Company's Australian subsidiary, Selfcare Pty Ltd. and Corbridge, its Australian distributor, in the Federal Court of Australia. The complaint alleges that the Selfcare(R) ET disposable test strips (ET Test Strips) supplied by the Company to Corbridge infringe Australian Patent No. 572,138 (the Test Strip Patent) issued to Abbott's predecessor in title on May 5, 1988 (and assigned to Abbott only a few weeks prior to commencement of the proceedings). These test strips are marketed in Australia solely for use with a sensor device manufactured and marketed by Abbott's Australian subsidiary. Abbott is seeking damages and an injunction against supply of the test strips in Australia. Abbott also sought to enjoin the defendants from the importation and supply of these blood glucose test strips in Australia during the pendency of the infringement litigation. On November 29, 1999, the court denied Abbott's motion for a preliminary injunction and on December 17, 1999, ordered an unusually fast track preparation for a final trial to be held from April 26 to May 5, 2000 inclusive in Sydney, Australia.

    It is unlikely that any ruling against the Australian defendants could have an adverse impact on the Company's sales, operations or financial performance elsewhere in the world, and based on a review of the Abbott claims by Australian counsel, the Company believes that the ET Test Strips do not infringe the Test Strip Patent and that Abbott's claims will be dismissed. Furthermore, the Australian defendants have counter claimed against Abbott seeking revocation of the Test Strip Patent as well as damages and injunctive relief for breaches of Australian antitrust law and misleading conduct prohibitions. The Company believes that its counter claims have good prospects of success and that, under Australian law, Abbott will be required to pay a large portion of the defendants' legal costs incurred in the proceedings.

BAYER CORPORATION V. SELFCARE, INC., INVERNESS MEDICAL, INC. AND CAN-AM CARE
  CORPORATION

    On January 18, 2000, Bayer Corporation (Bayer) filed suit (Case No:
00CV0040) in the United States District Court for the Northern District of Indiana (District Court) alleges claims in trademark infringement, trade dress infringement and unfair competition arising out of the Company's marketing in late 1999 of its new Excel GE blood glucose test strips intended for use with Bayer's Glucometer Elite(R) meters. Bayer seeks an injunction which would require the Company to change the packaging of its Excel GE product and also seeks damages, costs and attorneys' fees. The District Court has set a hearing on the injunction for late April 2000. The Company denies all of the claims and has instructed counsel to vigorously defend the action. The Company does not believe that an adverse outcome would have a material impact on the Company's sales, operations or financial performance and expects to be able to resolve the matter through a negotiated settlement.

BECTON, DICKINSON AND COMPANY V. SELFCARE, INC. ET. AL.

    On January 3, 2000, Becton, Dickinson and Company (Becton Dickinson) filed suit against the Company in U.S. District Court for the District of Delaware alleging that certain pregnancy and ovulation test kits sold by the Company infringe U.S. Patent Nos. 4,703,017 and 5,591,645. A complaint has not yet been served. The Company is engaging in discussions with Becton Dickinson to resolve the matter amicably and does not believe that this matter will have a material adverse impact on the Company's sales, operations or financial performance.

CAMBRIDGE BIOTECH CORPORATION AND CAMBRIDGE AFFILIATE CORPORATION V. RON
  ZWANZIGER, SELFCARE, INC., CAMBRIDGE DIAGNOSTICS IRELAND, LTD., TRINITY BIOTECH, PLC AND PASTEUR SANOFI DIAGNOSTICS

    On January 22, 1999, Cambridge Biotech Corporation (CBC) and Cambridge Affiliate Corporation (CAC) filed suit (Civil Action No. 99-378) in the Middlesex County Massachusetts Superior Court against the Company, its President, Ron Zwanziger, Cambridge Diagnostics, Trinity Biotech plc (Trinity) and Pasteur Sanofi Diagnostics (Pasteur). The complaint alleges, among other things, that actions taken by Mr. Zwanziger as President of CAC in connection with the sale by Cambridge Diagnostics of its diagnostics business to Trinity were not properly authorized and that, as a result of the actions, CBC may lose the benefit of valuable patent licenses from Pasteur. CBC's requested relief is to have the CAC/Trinity manufacturing and sales agreements declared null and void, the license between Pasteur and CBC declared to be in full force, to recover damages allegedly caused by the Company and Mr. Zwanziger, and to recover damages due to Pasteur's actions. CBC moved for a preliminary injunction, seeking to enjoin the Company, Cambridge Diagnostics, Mr. Zwanziger, and Trinity from acting pursuant to the CAC/Trinity agreements and to enjoin Pasteur from terminating its license agreements with CBC. Following a hearing on January 25, 1999, the Court denied CBC's motion. Thereafter, Pasteur successfully moved for dismissal on grounds that the issues between it and CBC should be litigated in France. The plaintiffs' appeal from that ruling is pending. Trinity has moved for dismissal on grounds that the issues between it and CBC should be litigated in Ireland or, instead, should be arbitrated. The plaintiffs have opposed this motion, but there has been no ruling on Trinity's motion and the case is currently inactive. The Company believes that CBC's complaint against the Company, Mr. Zwanziger, and Cambridge Diagnostics is without merit and intends to defend the action vigorously. The Company has filed an Answer denying the material allegations of the Complaint along with a Counterclaim to declare its actions lawful and valid and to redress harm that may result if the court invalidates the sale of Cambridge Diagnostics' diagnostics business to Trinity despite CBC's representations to Selfcare that it had the right to make such a sale. The Company does not believe that an adverse outcome would have a material impact on the Company's sales, operations or financial performance.

INTERVENTION, INC V. SELFCARE, INC. AND COMPANION CASES

    In May 1999, Intervention, Inc., a California corporation, filed separate suits in California Contra Costa County Superior Court against the Company, four of its private label customers and its major competitors and their private label customers alleging that, under Section 17200 of the California Business and Professions Code, the defendants' labeling on their home pregnancy tests is misleading as to the level of accuracy under certain conditions. The plaintiff seeks restitution of profits on behalf of the general public, injunctive relief and attorneys' fees. The Company is defending its private label customers under agreement and believes that the actions are without merit and intends to defend them vigorously. The Company does not believe that an adverse ruling against the Company would have a material adverse impact on its sales, operations or financial performance.

MATSUSHITA ELECTRIC INDUSTRIAL CO., LTD. V. SELFCARE, INC., INVERNESS MEDICAL,
  INC. AND CAN-AM CARE CORPORATION

    On March 2, 2000, Matsushita Electric Industrial Co., Ltd. (Matsushita) filed suit (Case Number 00-143) in the United States District Court for the District of Delaware against the Company and two of its subsidiaries. The complaint alleges patent infringement of a patent used in connection with the manufacture and distribution of the Company's Excel GE test strips for use with the Bayer Glucometer Elite(R) meter. The Company intends to defend the action vigorously. Although a final ruling against the Company could have a material adverse impact on the Company's sales, operations or financial performance, based on a review of the Matsushita patent by the Company's outside patent counsel, the Company believes that its Excel GE test strips do not infringe the Matsushita Patent and that Matsushita's claims will be proven to be without merit.

SOLA WUNMI ENTERPRISES, LTD. V. ORGENICS, S.A. (FRANCE) AND ORGENICS, LTD.
  (ISRAEL)

    In late fall 1999, Sola Wunmi Enterprises, Ltd., a Nigerian corporation, filed litigation in France against the Company's subsidiaries, Orgenics, S.A. and Orgenics, Ltd. claiming damages for the breach of an alleged exclusive distribution agreement for the supply of HIV test kits in Nigeria. The Company believes that the claim is without merit, and, based on pre-litigation discussions with the claimant, the Company believes that the case can be resolved for an amount which will not have a material adverse impact on the Company's sales, operations or financial performance.

    Because of the nature of the Company's business, the Company at any particular time may be subject to consumer product claims or be a defendant in various other lawsuits arising in the ordinary course of its business, including employment matters, and expects that this will continue to be the case in the future. These lawsuits generally seek damages, sometimes in substantial amounts, for personal injuries or other commercial or employment claims. The Company believes that any adverse ruling in such lawsuits would not have a material adverse effect on its sales, operations or financial performance.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Company's common stock (Common Stock) is traded on the American Stock Exchange (AMEX) under the symbol "SLF". The following table sets forth, for the periods indicated, the high and low closing prices of the Common Stock on AMEX.

                                                                HIGH       LOW
                                                              --------   --------
Year ended December 31, 1999--

1st Quarter.................................................  $ 5.5000   $2.0000
2nd Quarter.................................................  $ 4.9375   $2.8750
3rd Quarter.................................................  $ 3.5625   $2.3750
4th Quarter.................................................  $ 4.3125   $2.5625

Year ended December 31, 1998--
1st Quarter.................................................  $11.1250   $8.6250
2nd Quarter.................................................  $11.6875   $9.2500
3rd Quarter.................................................  $ 9.7500   $3.3750
4th Quarter.................................................  $ 3.8125   $1.6250

    On March 10, 2000, there were 304 holders of record of the Company's Common Stock. The closing price of the Company's Common Stock on March 10, 2000 was $8.5625.

    The Company has never declared or paid any cash dividends on its Common Stock. The Company currently intends to retain earnings, if any, to support its growth strategy and does not anticipate paying cash dividends on Common Stock in the foreseeable future. Payment of future dividends, if any, on the Common Stock will be at the discretion of the Company's Board of Directors after taking into account various factors, including the Company's financial condition, operating results, current and anticipated cash needs and plans for expansion.

RECENT SALES OF UNREGISTERED SECURITIES

    The Company has issued unregistered securities to a limited number of persons, as described in the Quarterly Reports on Form 10-Q filed by the Company during 1999. The Company did not issue any unregistered securities during the fourth quarter of 1999. No underwriters or underwriting discounts or commissions were involved. There was no public offering in any such transaction and the Company believes that each transaction was exempt from the registration requirements of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA.

    The information set forth under the caption "Selected Financial Data" included in the Company's 1999 Annual Report to Shareholders (portions of which are filed herewith as Exhibit 13.1) is incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's 1999 Annual Report to Shareholders (portions of which are filed herewith as Exhibit 13.1) is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

    The information set forth under the subcaption "Quantitative and Qualitative Disclosures about Market Risks" contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's 1999 Annual Report to Shareholders (portions of which are filed herewith as Exhibit 13.1) is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS.

    The consolidated financial statements of the Company and its subsidiaries included in the Company's 1999 Annual Report to Shareholders (portions of which are filed herewith as Exhibit 13.1) are incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information regarding directors, executive officers and significant employees of the Company included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with its 2000 Annual Meeting of Shareholders (the Proxy Statement) is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

    The information regarding executive compensation included in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information regarding security ownership of certain beneficial owners and management included in the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information regarding certain relationships and related transactions included in the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1. Financial Statements.

        The response to this portion of Item 14 is set forth under Item 8.

    2.  Financial Statement Schedules.

        None.

    3. Exhibits (* documents filed herewith; + confidential treatment requested).


           3.1   Amended and Restated Certificate of Incorporation
                 (incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form SB-2, No. 333-4830-NY)

           3.2   Amended and Restated By-laws (incorporated by reference to
                 Exhibit 3.2 to the Company's registration statement on Form
                 SB-2, No. 333-4830-NY)

           3.3   Certificate of Amendment to the Restated Certificate of
                 Incorporation as filed with the Secretary of State of the State of Delaware May 20, 1999 (incorporated by reference to
                 Exhibit 4.1 to Report on Form 8-K dated May 20, 1999)

           4.1   Specimen certificate for shares of Common Stock, par value
                 $0.001 per share, of the Company (incorporated by reference to Exhibit 4.1 to the Company's Registration statement on Form SB-2, No. 333-4830-NY)

           4.2   Certificate of Designations, Preferences and Rights of
                 Series C Convertible Preferred Stock as filed with the
                 Secretary of State of the State of Delaware January 8, 1999
                 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated January 19, 1999)

           4.3   Certificate of Designations, Preferences and Rights of
                 Series D Convertible Preferred Stock as filed with the
                 Secretary of State of the State of Delaware January 8, 1999
                 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated January 19, 1999)

           4.4   Certificate of Designations, Preferences and Rights of
                 Series E Convertible Preferred Stock as filed with the
                 Secretary of State of the State of Delaware January 8, 1999
                 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated January 19, 1999)

           9.1 Voting Agreement, dated May 13, 1996, by and among the stockholders of Selfcare, Inc. who are signatories thereto
                 (incorporated by reference to Exhibit 9.1 to the Company's registration statement on Form SB-2, No. 333-4830-NY)

          10.1   Amended and Restated Master Agreement, dated as of June 7,
                 1999, by and among Johnson & Johnson Development
                 Corporation, LifeScan, Inc. and Selfcare, Inc. (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1999)

          10.2   Amended and Restated Sales Distribution Agreement for
                 Testing System for Glucose in Humans, dated as of June 7,
                 1999, between LifeScan, Inc. and Selfcare, Inc.
                 (incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended June 30,
                 1999)

          10.3 Investment Agreement, dated as of November 10, 1995, by and between Johnson & Johnson and Selfcare, Inc. (incorporated by reference to Exhibit 10.4 to the Company's registration statement on Form SB-2, No. 333-4830-NY)


          10.4   Master Agreement, dated as of November 30, 1994, among
                 Selfcare, Inc., Cambridge Biotech Limited (Cambridge
                 Diagnostics Ireland Limited) and Cambridge Biotech
                 Corporation (incorporated by reference to Exhibit 10.5 to the Company's registration statement on Form SB-2, No.
                 333-4830-NY)

          10.5   Sale and Subscription Agreement, dated as of November 30,
                 1994, between Cambridge Biotech Limited (Cambridge
                 Diagnostics Ireland Limited), Cambridge Biotech Corporation and Selfcare, Inc. (incorporated by reference to Exhibit
                 10.6 to the Company's registration statement on Form SB-2, No. 333-4830-NY)

          10.6 Indemnification Agreement dated as of November 30, 1994, by and between, Cambridge Biotech Corporation and Cambridge
                 Biotech Limited (Cambridge Diagnostics Ireland Limited)
                 (incorporated by reference to Exhibit 10.7 to the Company's registration statement on Form SB-2, No. 333-4830-NY)

          10.7 Shareholders' Agreement, dated November 30, 1994, by and among Selfcare, Inc., Cambridge Biotech Corporation and
                 Cambridge Biotech Affiliated Corporation (Cambridge
                 Affiliate Corporation) (incorporated by reference to Exhibit
                 10.14 to the Company's registration statement on Form SB-2, No. 333-4830-NY)

          10.8   Management Agreement, dated November 30, 1994, between
                 Cambridge Biotech Affiliated Corporation (Cambridge
                 Affiliate Corporation) and Cambridge Biotech Limited
                 (Cambridge Diagnostics Ireland Limited) (incorporated by reference to Exhibit 10.15 to the Company's registration statement on Form SB-2, No. 333-4830-NY)

          10.9   Manufacturing Agreement, dated November 30, 1994, between
                 Cambridge Biotech Affiliated Corporation (Cambridge
                 Affiliate Corporation) and Cambridge Biotech Limited
                 (Cambridge Diagnostics Ireland Limited) (incorporated by reference to Exhibit 10.16 to the Company's registration statement on Form SB-2, No. 333-4830-NY)

         10.10   Sales Agent Agreement, dated November 30, 1994, between
                 Cambridge Biotech Affiliated Corporation (Cambridge
                 Affiliate Corporation) and Cambridge Biotech Limited
                 (Cambridge Diagnostics Ireland Limited) (incorporated by reference to Exhibit 10.17 to the Company's registration statement on Form SB-2, No. 333-4830-NY)

         10.11   Stock Purchase Agreement, dated as of March 8, 1994, among
                 Selfcare, Inc., Ron Zwanziger and Enviromed plc
                 (incorporated by reference to Exhibit 10.18 to the Company's registration statement on Form SB-2, No. 333-4830-NY)

         10.12 Guarantee of Selfcare, Inc., dated June 11, 1995, in favor of Highlands and Islands Enterprises (incorporated by reference to Exhibit 10.24 to the Company's registration statement on Form SB-2, No. 333-4830-NY)

         10.13 Guarantee of Selfcare, Inc., dated June 11, 1995, in favor of Inverness and Nairn Enterprise Company (incorporated by reference to Exhibit 10.25 to the Company's registration statement on Form SB-2, No. 333-4830-NY)

         10.14 Investment and Loan Agreement, dated December 24, 1995, by and between Orgenics Ltd. and Selfcare, Inc. (incorporated by reference to Exhibit 10.26 to the Company's registration statement on Form SB-2, No. 333-4830-NY)

         10.15 Form of Option Agreement by and between Selfcare, Inc. and stockholders of Orgenics, Ltd. and Orgenics International
                 Holdings, B.V., together with letter amendment thereto dated
                 July 11, 1996 (incorporated by reference to Exhibit 10.27 to the Company's registration statement on Form SB-2, No.
                 333-4830-NY)


         10.16   Grant Agreement, dated February 21, 1992, among The
                 Industrial Development Authority of Ireland, Cambridge
                 Biotech Limited (Cambridge Diagnostics Ireland Limited) and
                 Cambridge Biotech Corporation (incorporated by reference to
                 Exhibit 10.28 to the Company's registration statement on Form SB-2, No. 333-4830-NY)

         10.17   Grant Agreement, dated October 2, 1992, among The Industrial
                 Development Authority of Ireland, Cambridge Biotech Limited
                 (Cambridge Diagnostics Ireland Limited) and Cambridge
                 Biotech Corporation (incorporated by reference to Exhibit
                 10.29 to the Company's registration statement on Form SB-2, No. 333-4830-NY)

         10.18   Grant Agreement, dated December 5, 1995, among The
                 Industrial Development Authority of Ireland, Cambridge
                 Biotech Limited (Cambridge Diagnostics Ireland Limited) and
                 Cambridge Biotech Corporation (incorporated by reference to
                 Exhibit 10.30 to the Company's registration statement on Form SB-2, No. 333-4830-NY)

         10.19   Employment Agreement, dated October 15, 1991, between
                 Superior Sensors, Inc. (Selfcare, Inc.) and Kenneth D. Legg,
                 Ph.D. (incorporated by reference to Exhibit 10.31 to the Company's registration statement on Form SB-2, No.
                 333-4830-NY)

         10.20   Employment Agreement, dated November 13, 1994, between
                 Selfcare International GmbH and Otto Wahl (incorporated by reference to Exhibit 10.33 to the Company's registration statement on Form SB-2, No. 333-4830-NY)

         10.21   Selfcare, Inc. 1992 Stock Plan (incorporated by reference to
                 Exhibit 10.34 to the Company's registration statement on Form SB-2, No. 333-4830-NY)

         10.22   Selfcare, Inc. 1994 Incentive and Non-qualified Stock Option
                 Plan (incorporated by reference to Exhibit 10.35 to the Company's registration statement on Form SB-2, No.
                 333-4830-NY)

         10.23   Selfcare, Inc. Amended and Restated 1996 Stock Option and
                 Grant Plan (incorporated by reference to Exhibit 4.1 to the Company's registration statement on Form S-8, No. 333-15583)

        *10.24   First Amendment to the Selfcare, Inc. Amended and Restated
                 1996 Stock Option and Grant Plan dated May 20, 1999

         10.25 Selfcare, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.37 to the Company's registration statement on Form SB-2, No. 333-4830-NY)

         10.26   Standard form Commercial Lease, dated July 15, 1992, between
                 Superior Sensors, Inc. (Selfcare, Inc.) and Nova Realty
                 Associates (incorporated by reference to Exhibit 10.38 to the Company's registration statement on Form SB-2, No.
                 333-4830-NY)

        *10.27   First Amendment to Lease Agreement between Selfcare, Inc.
                 (formerly, Superior Sensors, Inc.) and Nova Realty
                 Associates dated August 9, 1999

         10.28 Form of lease between Highlands and Islands Enterprises and Hebocraft Limited (Inverness Medical Limited) (incorporated by reference to Exhibit 10.40 to the Company's registration statement on Form SB-2, No. 333-4830-NY)

         10.29   Lease for Selfcare, Inc.'s facility in Brussels, Belgium
                 (incorporated by reference to Exhibit 10.42 to the Company's registration statement on Form SB-2, No. 333-4830-NY)

         10.30   Lease for Selfcare International GmbH's facility in Munich,
                 Germany (incorporated by reference to Exhibit 10.43 to the Company's registration statement on Form SB-2, No.
                 333-4830-NY)


         10.31   Joint Venture Agreement, dated March 8, 1994, between
                 Enviromed plc. and Selfcare, Inc. (incorporated by reference to Exhibit 10.41 to the Company's registration statement on Form SB-2, No. 333-4830-NY)

         10.32   Manufacturing Agreement, dated June 3, 1996, between Nova
                 Biomedical Corporation and Selfcare, Inc. (incorporated by reference to Exhibit 10.45 to the Company's registration statement on Form SB-2, No. 333-4830-NY)

         10.33 Form of Cambridge Diagnostics Warrants, together with schedule of warrantholders (incorporated by reference to Exhibit 10.47 to the Company's registration statement on Form SB-2, No. 333-4830-NY)

         10.34   Agreement between Inverness Medical Limited (formerly,
                 Hebocraft Limited) and Highlands and Islands Enterprise, dated May 31, 1995 (incorporated by reference to Exhibit
                 10.47 to the Company's registration statement on Form SB-2, No. 333-4830-NY)

         10.35   Agreement between Inverness Medical Limited (formerly,
                 Hebocraft Limited) and Inverness & Nairn Local Enterprise
                 Company, dated May 31, 1995 (incorporated by reference to
                 Exhibit 10.48 to the Company's registration statement on Form SB-2, No. 333-4830-NY)

         10.36   Supply Agreement dated August 27, 1996, by and between
                 Selfcare, Inc., Selfcare International GmbH and A. Menarini
                 Industrie Parmaceutiche Riunite S.r.L. (incorporated by reference to Exhibit 10.50 to the Company's quarterly report on Form 10-QSB for the period ended September 30, 1996)

         10.37 Asset Purchase Agreement dated as of January 14, 1997, by and between American Home Products Corporation, American
                 Cyanamid Company, A.H. Robbins Company, Incorporated and
                 Selfcare, Inc. and Selfcare Acquisition Corp. with certain exhibits (incorporated by reference to Exhibit 10.53 to the Company's registration statement on Form SB-2, No.
                 333-19911)

         10.38   Agreement between EN PLC Limited Partnership and Selfcare,
                 Inc. dated October 17, 1996, together with an amendment thereto dated as of January 1, 1997 (incorporated by reference to Exhibit 10.54 to the Company's registration statement on Form SB-2, No. 333-19911)

         10.39 Securities Purchase Agreement, dated as of October 27, 1997, by and between Selfcare, Inc., Elliott Associates, L.P. and
                 Westgate International, L.P. (incorporated by reference to
                 Exhibit 99.5 to Selfcare, Inc.'s 10-QSB for the quarter ending September 30, 1997)

         10.40 Registration Rights Agreement, dated as of October 27, 1997, by and between Selfcare, Inc., Elliott Associates, L.P. and
                 Westgate International, L.P. (incorporated by reference to
                 Exhibit 99.5 to Selfcare, Inc.'s 10-QSB for the quarter ending September 30, 1997)

         10.41   Form of Senior Subordinated Convertible Note due October 28,
                 2002 (incorporated by reference to Exhibit 99.7 to Selfcare,
                 Inc.'s 10-QSB for the quarter ending September 30, 1997)

         10.42 Form of Common Stock Purchase Warrant Certificate, dated as of October 27, 1997 (incorporated by reference to Exhibit
                 99.8 to Selfcare, Inc.'s 10-QSB for the quarter ended
                 September 30, 1997)

         10.43 Registration Rights Agreement dated August 26, 1997, by and among the Company and Capital Ventures International, CC
                 Investments LDC, and Proprietary Convertible Investments
                 Group, Inc. (incorporated by reference to Exhibit 99.1 to
                 Selfcare Inc.'s registration statement on Form S-3, file no.
                 333-37961)


         10.44   Certificate of Designations, Preferences and Rights of
                 Series B Convertible Preferred Stock of Selfcare, Inc.
                 (incorporated by reference to Exhibit 99.1 to Selfcare
                 Inc.'s registration statement on Form S-3, file no. 333-
                 37961)

         10.45 Securities Purchase Agreement, dated August 26, 1997, by and among the Company and Capital Ventures International, CC
                 Investments LDC, and Proprietary Convertible Investments
                 Group, Inc. (incorporated by reference to Exhibit 99.1 to
                 Selfcare Inc.'s registration statement on Form S-3, file no.
                 333-37961)

         10.46   Form of Warrant to Purchase Shares of Common Stock of the
                 Company issued to Capital Ventures International, CC
                 Investments LDC and Proprietary Convertible Investments
                 Group, Inc. (incorporated by reference to Exhibit 99.1 to
                 Selfcare Inc.'s registration statement on Form S-3, file no.
                 333-37961)

        +10.47   Form of Amendment to Agreement between Selfcare, Inc. and
                 Princeton BioMeditech Corporation dated August 6, 1997
                 (incorporated by reference to the Company's report on Form
                 10-QSB for the period ending September, 30, 1997)

         10.48 Form of Stock Purchase Agreement dated February 18, 1998, by and among Can-Am Care Corporation, Selfcare, Inc., Selfcare
                 Consumer Products, Inc. (Inverness Medical, Inc.) and the stockholders of Can-Am Care Corporation (incorporated by reference to Exhibit 2.1 to the Company's report on Form 8-K dated February 18, 1998)

         10.49   Form of Supply Agreement dated as of February 18, 1998, made by and between A.M.G. Medical Inc. and Can-Am Care
                 Corporation (incorporated by reference to Exhibit 10.74 to
                 Selfcare, Inc.'s Form 10-KSB for the year ended December 31,
                 1997)

         10.50   Form of Management Services Agreement dated February 18,
                 1998, made by and between A.M.G. Medical Inc. and Can-Am
                 Care Corporation (incorporated by reference to Exhibit 10.75 to Selfcare, Inc.'s Form 10-KSB for the year ended December
                 31, 1997)

         10.51   Form of Employment Agreement dated February 18, 1998, made by and between Selfcare Consumer Products, Inc. (Inverness
                 Medical, Inc.), Selfcare, Inc., and Herbert Cover
                 Corporation (incorporated by reference to Exhibit 10.76 to
                 Selfcare, Inc.'s Form 10-KSB for the year ended December 31,
                 1997)

         10.52 From of Employment Agreement dated February 18, 1998, made by and between Selfcare Consumer Products, Inc. (Inverness
                 Medical, Inc.), Selfcare, Inc., and Robert Oringer
                 (incorporated by reference to Exhibit 10.77 to Selfcare, Inc.'s Form 10-KSB for the year ended December 31, 1997)

         10.53   Form of 6% Non-Negotiable Promissory Note, principal amount
                 $500,000, dated February 18, 1998, between Selfcare, Inc.
                 and Robert Oringer (incorporated by reference to Exhibit
                 10.78 to Selfcare, Inc.'s Form 10-KSB for the year ended
                 December 31, 1997)

         10.54   Form of 6% Non-Negotiable Promissory Note, principal amount
                 $500,000, dated February 18, 1998, between Selfcare, Inc.
                 and Cover Family Trust (incorporated by reference to Exhibit
                 10.79 to Selfcare, Inc.'s Form 10-KSB for the year ended
                 December 31, 1997)

         10.55 Form of Credit Agreement dated as of February 18, 1998, among Selfcare Consumer Products, Inc. (Inverness Medical,
                 Inc.), as the Borrower, Selfcare, Inc., as the Guarantor,
                 Certain Financial Institutions, as the Lenders, and The
                 Chase Manhattan Bank, as the Agent for the Lenders
                 (incorporated by reference to Exhibit 10.80 to Selfcare, Inc.'s Form 10-KSB for the year ended December 31, 1997)


         10.56 Form of Securities Purchase Agreement dated June 26, 1998, among Selfcare, Inc., certain named purchasers, and certain other parties (incorporated by reference to Exhibit 10.1 to the Company's report on Form 10-Q for the period ending June
                 30, 1998)

         10.57   Form of 13% Subordinated Note issued by the Company in
                 connection with the Securities Purchase Agreement dated June
                 26, 1998 (incorporated by reference to Exhibit 10.2 to the
                 Company's report on Form 10-Q for the period ending June 30,
                 1998)

         10.58   Form of Warrant to Purchase Shares of Common Stock of the
                 Company issued in connection with the Securities Purchase
                 Agreement dated June 26, 1998 (incorporated by reference to
                 Exhibit 10.2 to the Company's report on Form 10-Q for the period ending June 30, 1998)

         10.59   Stock Purchase Agreement, dated February 18, 1998, by and
                 among Selfcare, Inc., Selfcare Consumer Products, Inc.
                 (Inverness Medical, Inc.), Can-Am Care Corporation, and the
                 Stockholders party thereto (incorporated by reference to
                 Exhibit 2.1 to the Company's Form 8-K dated February 18,
                 1998)

         10.60 Form of Patent License Agreements, dated September 1, 1998, between the Company and Becton, Dickinson and Company dated
                 September 1, 1998 (incorporated by reference to Exhibits
                 10.1 and 10.2 to the Company's report on Form 10-Q for the period ending September, 30, 1998)

        *10.61   Master Lease Agreement For Equipment, dated February 23,
                 2000, between Salem Capital Corporation, Selfcare, Inc. and
                 Inverness Medical Limited

          11.1   Statement regarding computation of per share earnings
                 (included in the "Notes to Consolidated Financial
                 Statements" in the Company's 1999 Annual Report to
                 Shareholders, portions of which are filed herewith as
                 Exhibit 13.1)

         *13.1   Consolidated Financial Information of the Company's 1999
                 Annual Report to Shareholders (only those portions of the Annual Report incorporated by reference in this document are deemed filed)

          13.2   Report of Independent Public Accountants, Arthur Andersen
                 LLP (included in the Company's 1999 Annual Report to
                 Shareholders, portions of which are filed herewith as
                 Exhibit 13.1)

         *21.1   List of Subsidiaries of Registrant as of March 28, 2000

         *23.1   Consent of Arthur Andersen LLP

         *27.1   Financial Data Schedule

          99.1   Judgment and Opinion of U.S. Bankruptcy Court (D. Mass. W.
                 Division), In re: Cambridge Biotech Corporation, Chapter 11
                 Case No. 94-43054-JFQ, entered September 1, 1995.
                 (incorporated by reference to Exhibit 99.2 to the Company's registration statement on Form SB-2, No. 333-4830-NY)

          99.2 Order of Approval of Scheme of Arrangement by The High Court of Ireland (incorporated by reference to Exhibit 99.3 to the Company's registration statement on Form SB-2, No.
                 333-4830-NY)

          99.3   Order of U.S. Bankruptcy Court (D. Mass. W. Division), In
                 re: Cambridge Biotech Corporation, Chapter 11 Case No.
                 94-43054-JFQ, entered November 18, 1994 (incorporated by reference to Exhibit 99.4 to the Company's registration statement on Form SB-2, No. 333-4830-NY)


          99.4   Note Amendment Agreement dated January 11, 1999, by and
                 Among Company, Elliot Associates, L.P. and Westgate
                 International, L.P., amending certain Senior Subordinated
                 Convertible Notes (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K dated January 19, 1999)

          99.5 Amended and Restated Senior Subordinated Convertible Note dated January 11, 1999, delivered by the Company to Elliot
                 Associates, L.P. (incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K dated January 19, 1999)

          99.6 Amended and Restated Senior Subordinated Convertible Note dated January 11, 1999, delivered by the Company to Westgate
                 International, L.P. (incorporated by reference to Exhibit
                 99.3 to Current Report on Form 8-K dated January 19, 1999)

    (b) The Company filed no reports on Form 8-K during the last quarter of the period covered by this Annual Report on Form 10-K.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       SELFCARE, INC.

Date: March 28, 2000                                   By:              /s/ RON ZWANZIGER
                                                            -----------------------------------------
                                                                          Ron Zwanziger
                                                             CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE
                                                                             OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                                                       President, Chief Executive
                  /s/ RON ZWANZIGER                      Officer and Director
     -------------------------------------------         (Principal Executive          March 28, 2000
                    Ron Zwanziger                        Officer)

               /s/ JEFFREY A. TEMPLER                  Chief Financial Officer
     -------------------------------------------         (Principal Financial          March 28, 2000
                 Jeffrey A. Templer                      Officer)

                /s/ CAROL R. GOLDBERG                  Director
     -------------------------------------------                                       March 28, 2000
                  Carol R. Goldberg

                  /s/ JOHN F. LEVY                     Director
     -------------------------------------------                                       March 28, 2000
                    John F. Levy

                 /s/ ROBERT ORINGER                    Director
     -------------------------------------------                                       March 28, 2000
                   Robert Oringer

                /s/ EDWARD B. ROBERTS                  Director
     -------------------------------------------                                       March 28, 2000
                  Edward B. Roberts

                 /s/ PETER TOWNSEND                    Director
     -------------------------------------------                                       March 28, 2000
                   Peter Townsend

               /s/ WILLARD LEE UMPHREY                 Director
     -------------------------------------------                                       March 28, 2000
                 Willard Lee Umphrey