Form 10-Q
period 2000-03-31
SELFCARE INC
filed 2000-05-12
CIK 915901

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2000

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

                                 YES _X_ NO ___

          The number of shares outstanding of the registrant's common stock as of May 1, 2000 was 20,660,736.


          Transitional Small Business Disclosure Format (check one):

                                 YES ___ NO _X_

                                 SELFCARE, INC.

                                    FORM 10-Q

                  For the Quarterly Period Ended March 31, 2000

    This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results of Selfcare, Inc. and its subsidiaries (the Company or Selfcare) could differ materially from those set forth in the forward-looking statements. Factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Results" beginning on page 11 of this Form 10-Q and in the Company's 1999 Annual Report to Shareholders, portions of which were filed as an exhibit to the Company's Form 10-K filed for the year ended December 31, 1999.


                                TABLE OF CONTENTS

                                                                                                                     PAGE
       PART I. FINANCIAL INFORMATION

       Item 1. Consolidated Financial Statements (unaudited):

                 a)  Consolidated Statements of Operations for the three months ended March 31, 2000 and 1999          3

                 b)  Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999                            4

                 c)  Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and 1999          5

                 d)  Notes to Consolidated Financial Statements                                                        6

       Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                   9

       Item 3. Quantitative and Qualitative Disclosures about Market Risk                                             15



       PART II. OTHER INFORMATION

       Item 1. Legal Proceedings                                                                                      16

       Item 6. Exhibits and Reports on Form 8-K                                                                       16

       SIGNATURES                                                                                                     17



PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         SELFCARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                                     2000              1999
                                                                                                     ----              ----

       Net product sales                                                                           $37,634,316      $28,777,147
       Grants and other revenue                                                                         62,994          420,815
                                                                                                        ------          -------
       Net revenues                                                                                 37,697,310       29,197,962

       Cost of sales                                                                                21,900,886       20,068,985
                                                                                                    ----------       ----------

           Gross profit                                                                             15,796,424        9,128,977
                                                                                                    ----------        ---------

       Operating Expenses:
       Research and development                                                                      3,168,226        1,224,709
       Selling, general and administrative                                                           9,120,886        9,286,689
                                                                                                     ---------        ---------

           Total operating expenses                                                                 12,289,112       10,511,398
                                                                                                    ----------       ----------

       Operating income (loss)                                                                       3,507,312       (1,382,421)

       Interest expense, including non-cash interest expense relating to issuance of
         warrants and amortization of original issue discount                                       (2,150,328)      (1,881,267)
       Interest income                                                                                  56,889           81,434
       Other income (expense)                                                                           11,932         (132,907)
                                                                                                        ------         ---------

       Income (loss) before dividends and accretion on mandatorily redeemable preferred
         stock of a subsidiary                                                                       1,425,805       (3,315,161)

       Dividends and accretion on mandatorily redeemable preferred stock of a subsidiary               (55,346)         (56,767)
                                                                                                       --------         --------

          Income (loss) before extraordinary loss and income taxes                                   1,370,459       (3,371,928)

       Extraordinary loss on modification of notes payable                                                  --         (306,092)
                                                                                                            --         ---------

          Income (loss) before income taxes                                                          1,370,459       (3,678,020)

       Provision for income taxes                                                                      135,154          244,303
                                                                                                       -------          -------

          Net income (loss)                                                                        $ 1,235,305     $ (3,922,323)
                                                                                                   ===========     =============

       Net income (loss) per common share - basic                                                       $0.05           $(0.32)
                                                                                                        =====           =======

       Net income (loss) per common share - diluted                                                     $0.04           $(0.32)
                                                                                                        =====           =======

       Weighted average shares - basic                                                              19,603,176       15,651,965
                                                                                                    ==========       ==========

       Weighted average shares - diluted                                                            25,457,088       15,651,965
                                                                                                    ==========       ==========



   The accompanying notes are an integral part of these consolidated financial statements.

                         SELFCARE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                                                 (UNAUDITED)
                                                                                                  MARCH 31,        DECEMBER 31,
                                                                                                     2000              1999
                                                                                                     ----              ----
                                               ASSETS

       CURRENT ASSETS:
       Cash and cash equivalents                                                                  $    5,840,009   $    5,233,594
       Accounts  receivable,  net of reserves of $2,830,000  and $2,623,000 in 2000 and 1999,
          respectively                                                                                18,311,989       20,557,573
       Inventories (Note 3)                                                                           14,700,732       12,367,265
       Prepaid expenses and other current assets                                                       1,754,211        1,573,509
                                                                                                       ---------        ---------
                     Total current assets                                                             40,606,941       39,731,941

       PROPERTY, PLANT AND EQUIPMENT, NET                                                             10,166,279        9,779,498
       GOODWILL, TRADEMARKS AND OTHER INTANGIBLE ASSETS, NET                                          62,496,952       63,281,897
       DEFERRED FINANCING COSTS AND OTHER ASSETS, NET                                                  1,959,991        2,043,218
                                                                                                       ---------        ---------
                                                                                                    $115,230,163     $114,836,554
                                                                                                    ============     ============

                                LIABILITIES AND STOCKHOLDERS' EQUITY

       CURRENT LIABILITIES:
          Current portion of notes payable                                                          $ 23,407,412    $  21,483,140
          Accounts payable                                                                            17,263,153       16,550,984
          Accrued expenses and other current liabilities                                              12,035,121       10,119,326
          Current portion of deferred revenue                                                            377,582          251,447
                                                                                                         -------          -------
                     Total current liabilities                                                        53,083,268       48,404,897
                                                                                                      ----------       ----------

       LONG-TERM LIABILITIES:
          Deferred revenue, net of current portion                                                       547,753          204,770
          Other long-term liabilities                                                                    155,000          161,000
          Notes payable, net of current portion                                                       33,138,786       38,892,273
                                                                                                      ----------       ----------
                     Total long-term liabilities                                                      33,841,539       39,258,043
                                                                                                      ----------       ----------

       COMMITMENTS AND CONTINGENCIES

       MANDATORILY REDEEMABLE PREFERRED STOCK OF A SUBSIDIARY                                          3,999,593        3,944,247
                                                                                                       ---------        ---------
       SERIES B CONVERTIBLE PREFERRED STOCK, $0.001 par value:
         Authorized and issued - 8,000 shares
         Outstanding - 3,580 shares in 1999                                                                   --        5,109,841
                                                                                                              --        ---------

       STOCKHOLDERS' EQUITY:
         Series C, D and E preferred stock, $0.001 par value:
             Authorized - 88,500 shares
             Issued - 74,041 shares
             Outstanding - 73,861 and 74,041 shares in 2000 and 1999, respectively                     8,021,765        7,912,447
         Common stock, $0.001 par value:
             Authorized - 40,000,000 shares
             Issued - 21,361,914 and 18,952,960 shares in 2000 and 1999, respectively                     21,362           18,953
         Additional paid-in capital                                                                  119,233,415      113,794,227
         Less - Treasury stock, at cost, 743,678 shares                                               (3,724,900)      (3,724,900)
         Accumulated deficit                                                                         (99,295,779)    (100,205,500)
         Accumulated other comprehensive income                                                           49,900          324,299
                                                                                                          ------          -------
                     Total stockholders' equity                                                       24,305,763       18,119,526
                                                                                                      ----------       ----------
                                                                                                    $115,230,163     $114,836,554
                                                                                                    ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         SELFCARE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                                    2000               1999
                                                                                                    ----               ----

       CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income (loss)                                                                        $ 1,235,305       $ (3,922,323)
         Adjustments to reconcile net income (loss) to net cash provided by
           (used in) operating activities:
           Accretion on preferred stock of a subsidiary                                                55,346             56,767
           Noncash interest expense related to amortization of original issue discount and
             issuance of warrants                                                                      76,134             83,064
           Noncash portion of extraordinary loss on modification of notes payable                          --            227,997
           Amortization of deferred revenue                                                           (62,552)          (417,644)
           Depreciation and amortization                                                            1,614,107          1,685,245
           Minority interest in subsidiary's loss                                                          --             (1,092)
           Changes in assets and liabilities:
              Accounts receivable                                                                   2,040,216            422,638
              Inventories                                                                          (2,446,615)        (1,667,009)
              Prepaid expenses and other current assets                                              (114,495)        (2,693,880)
              Accounts payable                                                                        935,820          6,483,630
              Accrued expenses and other current liabilities                                        1,959,910           (577,187)
                                                                                                    ---------           ---------
                         Net cash provided by (used in) operating activities                        5,293,176           (319,794)
                                                                                                    ---------           --------

       CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of property, plant and equipment                                                (1,247,288)        (1,761,508)
         Cash received from affiliated company as repayment of loan                                        --            244,875
         Decrease in other assets                                                                       3,300                 --
                                                                                                        -----                 --
                         Net cash used in investing activities                                     (1,243,988)        (1,516,633)
                                                                                                   -----------        ----------

       CASH FLOWS FROM FINANCING ACTIVITIES:
         Net proceeds from issuance of common stock and preferred stock                               115,490          2,739,774
         Proceeds from borrowings under notes payable                                                  56,629             63,000
         Repayments of notes payable                                                               (3,803,578)        (3,713,162)
         Increase in deferred revenue                                                                 541,644                 --
         Cash paid for deferred financing cost                                                       (103,750)                --
                                                                                                     ---------                --
                         Net cash used in financing activities                                     (3,193,565)          (910,388)
                                                                                                   -----------          ---------

       FOREIGN EXCHANGE EFFECT ON CASH AND CASH EQUIVALENTS                                          (249,208)           (36,823)
                                                                                                     ---------           --------
       NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           606,415         (2,783,638)
       CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                 5,233,594          9,199,630
                                                                                                    ---------          ---------

       CASH AND CASH EQUIVALENTS, END OF PERIOD                                                   $ 5,840,009      $   6,415,992
                                                                                                  ===========      =============

       Supplemental Disclosures of Cash Flow Information:
         Cash paid for -
           Interest                                                                               $ 1,826,029      $   1,438,943
                                                                                                  ===========      =============

           Income taxes                                                                          $    425,456     $      191,000
                                                                                                 =============    ==============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         SELFCARE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1) BASIS OF PRESENTATION OF FINANCIAL INFORMATION

The accompanying consolidated financial statements of Selfcare, Inc. and its subsidiaries (the Company or Selfcare) are unaudited. In the opinion of management, the unaudited consolidated financial statements contain all adjustments considered normal and recurring necessary for their fair presentation. Interim results are not necessarily indicative of results to be expected for the year. These interim financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of operations, financial position, and cash flows of the Company in conformity with generally accepted accounting principles. The Company filed audited consolidated financial statements, which included information and footnotes necessary for such presentation for the year ended December 31, 1999, as an exhibit to its Form 10-K filed with the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1999 included as an exhibit to the Company's Form 10-K.

2) CASH AND CASH EQUIVALENTS

The Company considers all highly liquid cash investments with maturities of three months or less at the date of acquisition to be cash equivalents. At March 31, 2000, the Company's cash equivalents consisted of money market funds.

3) INVENTORIES

Inventories are comprised of the following:


                                                        MARCH 31, 2000       DECEMBER 31, 1999
                                                        --------------       -----------------
                                                          (unaudited)

          Raw materials                                  $   4,421,418          $  3,223,461
          Work-in-process                                    2,069,186             1,675,700
          Finished goods                                     8,210,128             7,468,104
                                                            ----------             ---------
                                                           $14,700,732           $12,367,265
                                                           ===========           ===========


4) NONRECURRING AND NON-CASH EXPENSES

For the three months ended March 31, 2000, the Company recognized $76,000 of noncash interest expense which represents the amortization of the original issue discount and the issuance of warrants related to its subordinated promissory notes.

For the three months ended March 31, 1999, the Company recognized a $306,000 extraordinary loss, of which $228,000 was noncash, related to the modification of its senior subordinated convertible notes in January 1999. Also, for the three months ended March 31, 1999, the Company recognized $83,000 of noncash interest expense, most of which represents the amortization of the original issue discount and the issuance of warrants related to its subordinated promissory notes.

5) SERIES B PREFERRED STOCK

On August 26, 1997, the Company sold to investors in a private placement an aggregate of 8,000 shares of Series B redeemable convertible preferred stock (the Series B Preferred Stock) and warrants (the Warrants) to purchase an aggregate of 114,628 shares of its common stock for gross proceeds of $8,000,000. The terms of the Series B Preferred Stock were amended on January 22, 1999; the amendments provided for the payments by the Company of a one-time premium of 15% and a change in the conversion factor. During the three months ended March 31, 2000, all of the remaining Series B Preferred Stock were converted into shares of the Company's common stock.

                       SELFCARE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6) EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                                                                              THREE MONTHS ENDED MARCH 31,
                                                                                              ----------------------------
                                                                                                 2000               1999
                                                                                                 ----               ----

     NUMERATOR:
        Net income (loss)                                                                      $1,235,305        $(3,922,323)
        Premium on Series B convertible preferred stock                                          (196,827)          (808,453)
        Dividends on Series C, D and E convertible preferred stock                               (128,757)          (277,270)
                                                                                           -----------------  -----------------
        Numerator  for  basic  earnings   (loss)  per  share  -  income  (loss)
          available to common shareholders                                                        909,721         (5,008,046)

        Effect of dilutive securities:
          Dividends on Series C and D convertible preferred stock                                 105,944                 --
                                                                                           ------------------  ----------------
          Numerator  for  diluted  earnings  (loss)  per share - income  (loss)
            available to common shareholders after assuming conversion                         $1,015,665        $(5,008,046)
                                                                                           =================  =================

     DENOMINATOR:
        Denominator  for basic  earnings  (loss) per share -  weighted  average
           shares                                                                              19,603,176         15,651,965
        Effect of dilutive securities:
          Employee stock options                                                                2,071,131                 --
          Warrants                                                                                210,560                 --
          Series C and D convertible preferred stock                                            3,572,221                 --
                                                                                           -----------------  -----------------
        Dilutive potential common shares                                                        5,853,912                 --
                                                                                           -----------------  -----------------
          Denominator  for  diluted   earnings  (loss)  per  share  -  adjusted
            weighted-average shares and assumed conversions                                    25,457,088         15,651,965
                                                                                           =================  =================

     BASIC EARNINGS (LOSS) PER SHARE                                                       $        0.05      $         (0.32)
                                                                                           =================  =================

     DILUTED EARNINGS (LOSS) PER SHARE                                                     $        0.04      $         (0.32)
                                                                                           =================  =================



Options and warrants to purchase an aggregate of 1,396,825 shares of the Company's common stock at exercise prices ranging from $6.875 to $15.375 per share were outstanding during the three months ended March 31, 2000, but were not included in the computation of diluted earnings per share because the exercise prices of the options and warrants were greater than the average market price of the common stock, and therefore, the effect would be antidilutive.

During the three months ended March 31, 2000, the Company had Series B and E convertible preferred stock (the Series B and E Preferred Stock) outstanding that could have resulted in 999,699 and 462,585 shares of the Company's common stock, respectively, assuming conversion at the beginning of the period according to Statement of Financial Accounting Standard (SFAS) No. 128, EARNINGS PER SHARE. However, the Series B and E Preferred Stock were not included in the computation of diluted earnings per share because the effect of the inclusion of such potential common stock and the related respective dividends of $196,827 and $22,813 would be antidilutive.

During the three months ended March 31, 1999, the Company had outstanding options and warrants, Series B Preferred Stock and senior subordinated convertible notes (collectively, the Potential Common Stock), that were exercisable or convertible into 5,670,188, 3,218,720 and 2,126,074 shares of the Company's common stock, respectively. The Potential Common Stock was not included in the calculation of diluted net loss per share since the inclusion thereof would be antidilutive.

                         SELFCARE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7) COMPREHENSIVE INCOME

The Company's only item of other comprehensive income relates to foreign currency translation adjustments. Comprehensive income for the three months ended March 31, 2000 and 1999 was approximately $274,000 and $391,000 less than reported net income, respectively, due to foreign currency translation adjustments.

8) FINANCIAL INFORMATION BY SEGMENT

Under SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, operating segments are defined as components of an enterprise, about which separate financial information is available, that is evaluated regularly by the chief operating decision maker or decision making group in deciding how to allocate resources and in assessing performance. The Company's chief operating decision making group is composed of the Chief Executive Officer and members of Senior Management. The Company's reportable operating segments are Diabetes, Women's Health, Clinical Diagnostics and Other.

The Company evaluates performance based on earnings before interest expense, taxes, depreciation and amortization (EBITDA). Segment information for the three months ended March 31, 2000 and 1999 is as follows:



                                                                   Women's         Clinical       Corporate and
                                                  Diabetes          Health        Diagnostics         Other            Total
                                              -------------------------------------------------------------------------------------

THREE MONTHS ENDED MARCH 31, 2000
---------------------------------

Net product sales to external customers            $23,581,717    $11,485,599       $2,567,000  $        -          $  37,634,316

Grant and other revenue                                      -              -                -          62,994             62,994
                                              -------------------------------------------------------------------------------------
Total net revenue                                  $23,581,717    $11,485,599       $2,567,000   $      62,994      $  37,697,310

EBITDA                                            $  3,648,243   $  2,952,933     $     26,000     $(1,499,488)    $    5,127,688

Assets                                             $56,860,204    $45,710,415       $5,604,526     $ 7,055,018       $115,230,163


AT DECEMBER 31, 1999
--------------------

Assets                                             $55,257,241    $44,397,523       $5,698,264    $  9,483,526       $114,836,554


THREE MONTHS ENDED MARCH 31, 1999
---------------------------------

Net product sales to external customers            $15,019,287    $10,771,874       $2,985,986  $                    $ 28,777,147
                                                                                                             -
Grant and other revenue                                316,441              -                -         104,374            420,815
                                              -------------------------------------------------------------------------------------
Total net revenue                                  $15,335,728    $10,771,874       $2,985,986    $    104,374       $ 29,197,962

EBITDA                                          $       90,119   $  1,743,706      $  (483,309)    $(1,517,901)    $     (167,385)




                                                      Three Months Ended March 31,
                                                   ----------------------------------
Reconciliation of EBITDA to Net Income (Loss)            2000             1999
                                                   ----------------------------------

EBITDA                                                $ 5,127,688     $   (167,385)
Depreciation and amortization expense                  (1,614,107)      (1,685,245)
Amortization of deferred revenue                           62,552          417,644
Interest expense                                       (2,150,328)      (1,881,267)
Income taxes                                             (135,154)        (244,303)
Other non-cash items                                      (55,346)        (361,767)
                                                   ----------------------------------
Net income (loss)                                     $ 1,235,305      $(3,922,323)
                                                   ==================================



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Selfcare, Inc. and its subsidiaries are engaged in the development, manufacturing and marketing of self-test diagnostic products for the diabetes, women's health and, to a lesser extent, infectious disease markets. We also market nutritional supplement products, several of which are targeted primarily at the women's health market. Our existing and planned products are targeted at the two largest existing self-care diagnostics markets, diabetes management and women's health, in the United States and Europe. An important part of our business strategy is to enter into strategic alliances, joint ventures and licensing arrangements with third parties, primarily medical products companies, for the development, manufacture, and distribution of certain products. We have from time to time pursued a strategy of selective acquisitions of companies, assets and technologies, which we believe will enhance our ability to deliver innovative diagnostic products to the marketplace at a low cost.

RESULTS OF OPERATIONS

    NET REVENUES. Net revenues increased $8.5 million or 29% to $37.7 million for the three months ended March 31, 2000 from $29.2 million for the three months ended March 31, 1999. The primary reason for the increase in revenues was the increased sale of products for diabetes management, especially the FastTAKE-Registered Trademark- Blood Glucose Monitoring System, which is distributed by LifeScan, Inc. (LifeScan), a Johnson & Johnson company. FastTAKE sales were driven by strong market acceptance worldwide. Net product sales from our diabetes management segment were $23.6 million for the three months ended March 31, 2000, an increase of $8.6 million or 57% as compared to net diabetes product sales of $15.0 million for the three months ended March 31, 1999. The net product sales for diabetes management accounted for 63% of our net revenues for the three months ended March 31, 2000 compared to 51% of net revenues for the three months ended March 31, 1999. Net sales from our women's health segment were $11.5 million for the three months ended March 31, 2000, an increase of $714,000 or 7% as compared to $10.8 million for the three months ended March 31, 1999. Although the net sales of women's health products increased as compared to the prior period, they only accounted for 30% of net revenues for the three months ended March 31, 2000 as compared to 37% of net revenues for the three months ended March 31, 1999 as a result of the significant increase in diabetes management product sales. The increase in women's health product sales resulted from increased sales of branded and private label pregnancy and ovulation tests, partially offset by a decrease in sales of certain nutritional supplement products. Net sales of clinical diagnostic products for the three months ended March 31, 2000 were $2.6 million, a decrease of $419,000 or 14% from net sales of $3.0 million for the three months ended March 31, 1999. Grant and other revenue was $63,000 for the three months ended March 31, 2000 compared to $421,000 for the three months ended March 31, 1999. During the three months ended March 31, 1999, we recognized the remaining $316,000 of revenue related to a $7.0 million success fee received from LifeScan in October 1996. The remainder of the deferred revenue mostly relates to certain development and capital grants for our facility in Inverness, Scotland.

    GROSS PROFIT. Gross profit increased by $6.7 million or 73% to $15.8 million for the three months ended March 31, 2000 from $9.1 million for the three months ended March 31, 1999. Gross margin of net product sales increased to 42% for the three months ended March 31, 2000 from 30% for the three months ended March 31, 1999. The increase in gross margin of net product sales primarily resulted from the increase in sales of FastTAKE systems and a reduction in manufacturing costs attributed to lower material costs, improved yields and volume related efficiency at our diabetes product manufacturing facility in Inverness, Scotland, and our women's health product manufacturing plant in Galway, Ireland.

    RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense increased by $1.9 million or 159% for the three months ended March 31, 2000 to $3.2 million from $1.2 million for the three months ended March 31, 1999. The increase in research and development expense resulted primarily from research programs directed towards blood glucose monitoring systems. We expect to continue to spend significant amounts on research and development in the area of diabetes management, and specifically blood glucose monitoring, throughout the remainder of 2000.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense decreased by $166,000 or 2% to $9.1 million for the three months ended March 31, 2000 from $9.3 million for the three months ended March 31, 1999. The decrease in selling, general and administrative expense primarily resulted from the successful reduction of expenses at Orgenics Limited (Orgenics), our subsidiary in Israel, and Cambridge Diagnostics Ireland Limited (Cambridge Diagnostics), our subsidiary in Ireland. The decrease in selling, general and administrative expense was slightly offset by higher marketing expenditures by our subsidiary Can-Am Care Corporation (Can-Am) in the diabetes business segment. Selling, general and administrative expense as a percentage of net revenues, was 24% and 32% for the three months ended March 31, 2000 and 1999, respectively.

    INTEREST INCOME. For the three months ended March 31, 2000, we earned interest income of $57,000 compared to $81,000 for the three months ended March 31, 1999. The decrease in interest income resulted from the lower cash balance outstanding during the three months ended March 31, 2000 compared to the three months ended March 31, 1999.

    INTEREST EXPENSE. For the three months ended March 31, 2000, we incurred $2.2 million in interest expense compared to $1.9 million for the three months ended March 31, 1999. The interest expense increase resulted primarily from interest expense incurred on the LifeScan loan which the Company received in June 1999. Interest expense related to the LifeScan loan amounted to $261,000 for the three months ended March 31, 2000.

    OTHER INCOME (EXPENSE). We incurred other income of $12,000 for the three months ended March 31, 2000 compared to other expense of $133,000 for the three months ended March 31, 1999. Other income and expense primarily relate to gains and losses on foreign currency transactions. Substantially all of our foreign sales are paid in the functional currency of the selling entity. Other income generated during the three months ended March 31, 2000 resulted primarily from the effect of the strong U.S. Dollar versus the British Pound Sterling on the Initial LifeScan Loan (as defined below in the "Liquidity and Capital Resources" section), which is denominated in British Pound Sterling. Other expense incurred during the three months ended March 31, 1999 resulted mostly from the effect of the significant fluctuations in the Brazilian Real on income of Orgenics' Brazilian subsidiary.

    DIVIDENDS AND ACCRETION ON MANDATORILY REDEEMABLE PREFERRED STOCK OF A SUBSIDIARY. Inverness Medical Limited (Inverness), our subsidiary in Inverness, Scotland, accrued $55,000 for the three months ended March 31, 2000, representing a 6% dividend payable and accretion on the outstanding cumulative redeemable preference shares, as compared to $57,000 for the three months ended March 31, 1999.

    EXTRAORDINARY LOSS. In the first quarter of 1999, we recorded an extraordinary loss of approximately $306,000 ($228,000 of which was non-cash expense) for the modification of the then outstanding senior subordinated convertible notes.

    INCOME TAXES. For the three months ended March 31, 2000, we recorded provisions of $135,000 for income taxes compared to $244,000 for the three months ended March 31, 1999. Substantially all of the income tax provisions reflect certain state income taxes relating to Inverness Medical, Inc. (IMI), our subsidiary in the United States, and Can-Am.

    NET INCOME (LOSS). For the three months ended March 31, 2000, we realized a net income of $1.2 million compared to a net loss of $3.9 million for the three months ended March 31, 1999. Our basic and diluted earnings per common share for the three months ended March 31, 2000 were $0.05 and $0.04, respectively, compared to the basic and diluted net loss per common share of $0.32 for the three months ended March 31, 1999. See Note 6 of the accompanying "Notes to Consolidated Financial Statements".

LIQUIDITY AND CAPITAL RESOURCES

    During the three months ended March 31, 2000, our subsidiary, Inverness, received approximately $542,000 in capital grants from Inverness & Nairn Local Enterprise Company (INLEC), a development agency funded by the government of the United Kingdom. These capital grants were funded to Inverness for the purpose of providing training for the Inverness work force and outfitting the facility with required equipment.

    On June 7, 1999, we entered into amendments of our product development and distribution agreements (the Amended Agreements) with LifeScan. Under the Amended Agreements, we are to develop and supply to LifeScan additional products for monitoring blood glucose in humans. Upon the execution of the Amended Agreements, LifeScan provided us with an initial loan (the Initial LifeScan
Loan) of (pound)6,250,000 (approximately $9,900,000) to fund the increased costs related to the anticipated production levels. LifeScan has also committed to make additional loans (the Additional LifeScan Loans) of up to (pound)8,125,000 (approximately $13,000,000) to us upon the accomplishment of certain milestones relating to the new products we are to develop for LifeScan. Interest on both the Initial LifeScan Loan and Additional LifeScan Loans accrues at 11% per annum and is payable quarterly. The aggregate principal amount of the Initial LifeScan Loan and Additional LifeScan Loans will be repaid by deducting (pound)0.0125 (approximately $0.02) from the invoice price of each unit of product we sell to LifeScan commencing on the date of the Initial LifeScan Loan. On March 31, 2000, the balance of the outstanding Initial LifeScan Loan was approximately $7.0 million; we have not yet received any of the Additional LifeScan Loans from LifeScan. Further, LifeScan has agreed to provide credit enhancements, related to the anticipated increase in production levels, for our further borrowings of up to $10,000,000 from a commercial bank to fund additional manufacturing capacity for the products covered by the Amended Agreements.

    We received $1.6 million in June 1995 as an investment by INLEC in 1,000,000 shares of 6% Cumulative Redeemable Preference Shares (the Inverness Preference Shares) of Inverness to finance a portion of the start-up costs relating to the facility in Inverness, Scotland. The Inverness Preference Shares held by INLEC (including cumulative dividends) are reflected in the accompanying consolidated balance sheets as mandatorily redeemable preferred stock of a subsidiary. We must redeem all 1,000,000 Inverness Preference Shares by June 23, 2000, for which we intend to use cash generated by Inverness's operating activities. If we cannot legally redeem the Inverness Preference Shares on that date, we must redeem the shares as soon as legally permissible at a price of approximately $1.91 per share plus any accrued and unpaid dividends. Additionally, in October 1998, we received $1.7 million from INLEC, for another 1,000,000 Inverness Preference Shares. The additional Inverness Preference Shares must be redeemed in October 2003 and contain the same terms as the Inverness Preference Shares that were issued in 1995.

    To fund the cash portion of the purchase price for Can-Am in February 1998, our subsidiary, IMI, entered into a $42 million credit agreement with Chase Manhattan Bank (Chase Credit Agreement). The Chase Credit Agreement consists of a $37 million term loan and a $5 million revolving line of credit. IMI is required to make quarterly principal payments on the term loan ranging from $1.2 million to $1.9 million through December 31, 2003. IMI must also make mandatory prepayments on the term loan if it meets certain cash flow thresholds, sell assets outside of the ordinary course of business, issue or sell indebtedness or issue stock, as defined in the credit agreement. For the three months ended March 31, 2000, IMI made a quarterly principal payment and a mandatory prepayment totaling $2.5 million. At March 31, 2000, IMI estimates that it will make additional mandatory prepayments in the amount of approximately $542,000 during the remainder of year 2000, which it intends to finance by drawing upon the available revolving line of credit balance. At March 31, 2000, the unused balance of the revolving line of credit was approximately $1,400,000.

    The Chase Credit Agreement requires compliance with various financial and non-financial covenants for both Selfcare and IMI. The primary financial covenants pertain to, among other things, interest coverage, debt services coverage, leverage, and earnings before interest, taxes, depreciation and amortization (EBITDA). We were in compliance with such covenants at March 31, 2000.

    On June 26, 1998, we entered into a securities purchase agreement to sell Units (the Units) having an aggregate purchase price of $10.2 million. Each Unit consists of (i) $25,000 in principal amount of a Subordinated Note (individually a Note and collectively the Notes) and (ii) a warrant (individually a Warrant and collectively the Warrants). Pursuant to that agreement on June 26, 1998, we sold Units consisting of an aggregate of $4.9 million of Notes and Warrants exercisable for 72,588 shares at $10.125 per share; on July 17, 1998, we sold Units consisting of an aggregate of $2.45 million of Notes and Warrants exercisable for 40,330 shares at $9.1125 per share; and on August 28, 1998, we sold Units consisting of an aggregate of $2.85 million of Notes and Warrants exercisable for 68,813 shares at $6.2125 per share. The Notes are due on the second anniversary of their date of issuance and the Warrants may be exercised, in whole or in part, at any time on or prior to the fifth anniversary of their issuance.

    The Notes bear interest at a rate equal to 13% per annum, which is payable quarterly on the first day of each quarter. Interest or principal, which is not paid when due shall bear interest at the rate of 18%, compounded daily. Whenever we make a payment of principal under the Notes, we shall at the same time pay a premium (the Premium) equal to 5% of the principal amount then being paid. We may prepay the Notes, in whole or in part, at any time so long as we at the same time pay the holder of the Notes the Premium with respect to the principal amount then being prepaid. The total of the principal and Premium due to be paid on the Notes between June 26 and August 28, 2000 equals approximately $10.7 million, which we expect to refinance.

    At March 31, 2000, we had cash and cash equivalents of $5.8 million, a $606,000 increase from December 31, 1999. During the three months ended March 31, 2000, we generated cash of $5.3 million from our operating activities due partly to net income, adjusted for noncash items, of $2.9 million. Cash was also provided for operations in part by the net effect of increases in accounts payable, accrued expenses and other current liabilities, and a decrease in accounts receivable, totaling approximately $4.9 million. Uses of cash in operating activities included increases in inventory of approximately $2.4 million reflecting our working capital needs related to the increase in our sales.

    During the three months ended March 31, 2000, we used $1.2 million to purchase property and equipment. Approximately $1.1 million of the purchased property and equipment was for the Inverness facility.

    During the three months ended March 31, 2000, we used cash of $3.2 million for financing activities, including in particular our principal repayments on loans from Chase Manhattan Bank and LifeScan, partially offset by the $542,000 capital grants received from INLEC.

    We expect to meet all scheduled debt repayments through the use of operating funds, committed financings from a major customer and other financings currently under negotiation with a bank. However, there can be no assurance that funds will be available from any or all of these sources or, if available, will be available on attractive terms. If funds do not become available from one or more of these sources, we may not be able to meet our debt obligations when due or continue to pursue desirable research and development programs.

CERTAIN FACTORS AFFECTING FUTURE RESULTS

    There are various risks, including those described below, which may materially impact your investment in our Company or may in the future, and, in some cases, already do, materially affect us and our business, financial condition and results of operations. You should consider carefully these factors with respect to your investment in our securities. This section includes or refers to certain forward-looking statements; you should read the explanation of the qualifications and limitations on such forward-looking statements on page 14.

WE MAY NEED TO RAISE ADDITIONAL CAPITAL TO CONTINUE TO EXPAND OUR RESEARCH AND DEVELOPMENT EFFORTS AND GROW OUR BUSINESS.

    We anticipate that during the remainder of year 2000, we may need to raise additional capital to help fund research and development of new technologies (beyond the aforementioned activities related to LifeScan) through borrowing, or the issuance of debt or equity securities, or in connection with agreements which might be made with one or more collaborative partners. We are not certain that such additional financing will be available, or, if available, that it will be available on acceptable terms. For additional information on our liquidity and capital needs, please see the section entitled "Liquidity and Capital Resources" in this section "Management's Discussion and Analysis of Financial Condition and Results of Operations."

WE ONLY RECENTLY INTRODUCED NEW PRODUCTS AND WE CANNOT BE CERTAIN THAT THEY WILL GAIN MARKET ACCEPTANCE.

    On September 17, 1999, we received notification of Federal and Drug Administration (FDA) clearance for our low cost alternative electrochemical blood glucose monitoring test strip, Excel(TM) G (formerly, Excel(TM) GE), for use with Glucometer Elite-Registered Trademark- meters sold by Bayer. We commenced shipments of Excel G in October 1999. Our future results of operations depend to some extent on our ability to market and sell Excel G. Additionally, we cannot assure you that the market will fully accept Excel G.

WE DEPEND ON OUR RELATIONSHIP WITH LIFESCAN TO DISTRIBUTE CERTAIN OF OUR EXISTING PRODUCTS, AS WELL AS FUTURE PRODUCTS, AND TO FUND CERTAIN NEW PRODUCT INITIATIVES.

    We depend on our relationship with LifeScan (as discussed below) to distribute certain of our existing products, as well as future products, and for funding certain new product initiatives.

    In 1995, we entered into an exclusive worldwide alliance and distribution agreement with LifeScan, which was amended in June 1999 (see the section entitled "Liquidity and Capital Resources" in this section "Management's Discussion and Analysis of Financial Condition and Results of Operations"). Under the terms of the alliance with LifeScan, we develop and manufacture and LifeScan distributes FastTAKE, our proprietary electrochemical blood glucose monitoring system for the management of diabetes, and any new systems consisting of new meters and disposable strips. We commenced shipments of FastTAKE in December 1997 and the first upgrade of FastTAKE in July 1999. FastTAKE is currently the most successful product in our diabetes line of business. Our future results of operations depend to a substantial degree on LifeScan's ability to market and sell FastTAKE as well as any other new systems. Although the FastTAKE product appears to be gaining acceptance, we cannot assure you that the market will fully accept FastTAKE or that any acceptance will continue. Additionally, under the terms of the alliance with LifeScan, LifeScan is to make additional funding to us when we reach certain milestones with our development of future products for LifeScan. As we cannot assure the success of reaching such milestones in the development of future products, we cannot guarantee that LifeScan will make such additional funding to us. Any failure by us to develop and produce or failure of LifeScan to market and distribute FastTAKE as well as several additional new systems successfully could have a material adverse effect on our business, financial condition and results of operations. It would also affect our ability to repay loans received from LifeScan.

WE MAY BE UNABLE TO ADEQUATELY PROTECT OUR PROPRIETARY RIGHTS.

    Obtaining patent and trade secret protection for new technologies, products and processes is important in the medical products and diagnostic testing industries. Our success depends, in part, on our ability to obtain patent protection for our products and manufacturing processes, to preserve our trade secrets and to operate without infringing the proprietary rights of others.


CLAIMS BY OTHER COMPANIES THAT OUR PRODUCTS INFRINGE THEIR PROPRIETARY RIGHTS COULD ADVERSELY AFFECT OUR ABILITY TO SELL OUR PRODUCTS AND INCREASE OUR COSTS.

    Substantial litigation over intellectual property rights exists in our industry. We expect that products in our industry may be increasingly subject to third-party infringement claims as the number of competitors grows and the functionality of products and technology in different industry segments overlaps. Third parties may currently have, or may eventually be issued, patents that our products or technology may infringe. Any of these third parties might make a claim of infringement against us. Any litigation could result in the expenditure of significant financial resources and the diversion of management's time and resources. In addition, litigation in which we are accused of infringement may cause negative publicity, have an impact on prospective customers, cause product shipment delays, require us to develop non-infringing technology or enter into royalty or license agreements, which may not be available on acceptable terms, or at all. If a successful claim of infringement were made against us and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could be significantly harmed and we could be exposed to legal actions by our customers.

INTENSE COMPETITION COULD REDUCE OUR MARKET SHARE AND HARM OUR FINANCIAL PERFORMANCE.

    SELF-TEST PRODUCTS. The medical products industry is rapidly evolving and developments are expected to continue at a rapid pace. Competition in this industry is intense and expected to increase as new products and technologies become available and new competitors enter the market. Our competitors in the United States and abroad are numerous and include, among others, diagnostic testing and medical products companies, universities and other research institutions. Our future success depends upon our maintaining a competitive position in the development of products and technologies in our areas of focus. Competitors may be more successful in: (i) developing technologies and products that are more effective than our products or that render our technologies or products obsolete or noncompetitive; (ii) obtaining patent protection or other intellectual property rights that would prevent us from developing our potential products; or (iii) obtaining regulatory approval for the commercialization of their products more rapidly or effectively than we are able to do so. Also, many of our existing or potential competitors have or may have substantially greater research and development capabilities, clinical, manufacturing, regulatory and marketing experience and financial and managerial resources.

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

VARIOUS FACTORS MAY CAUSE OUR OPERATING RESULTS TO FLUCTUATE.

    Factors relating to our business make our future operating results uncertain and may cause them to fluctuate from period to period. Such factors include: (i) the timing of new product announcements and introductions by us and our competitors; (ii) market acceptance of new or enhanced versions of our products;
(iii) changes in manufacturing costs or other expenses; (iv) competitive pricing pressures; (v) the gain or loss of significant distribution outlets or customers; (vi) increased research and development expenses; or (vii) general economic conditions.

OUR SHARE PRICE MAY BE VOLATILE DUE TO OUR OPERATING RESULTS, AS WELL AS FACTORS BEYOND OUR CONTROL.

    Our share price may be volatile due to our operating results, as well as factors beyond our control. In addition, it is possible that in some future periods the results of our operations will be below the expectations of the public market. In any such event, the market price of our common stock could be materially and adversely affected. Furthermore, the stock market may experience significant price and volume fluctuations, which may affect the market price of our common stock for reasons unrelated to our operating performance. The market price of our common stock may be highly volatile and may be affected by factors such as: (i) our quarterly operating results; (ii) changes in general conditions in the economy, the financial markets, or the health care industry; (iii) government regulation in the health care industry; (iv) changes in other areas such as tax laws; (v) sales of substantial amounts of common stock or the perception that such sales could occur, including as a result of the conversion or potential conversion of convertible securities issued by us; or (vi) other developments affecting us or our competitors.

YEAR 2000 COMPLIANCE COSTS AND RISKS ARE DIFFICULT TO ASSESS AND COULD IMPACT OUR BUSINESS.

    The Year 2000 problem arose as a result of the fact that many existing computer programs and embedded chip technology systems were developed using only the last two digits, rather than four, to define the applicable year. Thus, any information technology (IT) systems with time-sensitive software might recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations and system failures. In addition, companies were at risk from Year 2000 failures on the part of third parties with which they interact.

    Our Company uses a significant number of IT systems that are essential to our operations. For this reason, we developed and implemented a four-phase plan to address our Year 2000 issues and to insure that our IT systems would function properly in the year 2000 and thereafter. We believe that we have successfully rendered our IT systems Year 2000 compliant. Since January 1, 2000, we have not experienced disruptions to our business operations as a result of Year 2000 compliance problems or otherwise and have not received reports of any material Year 2000 compliance problems with any third parties with which we have material interactions. Although we do not believe that we have continued exposure to the Year 2000 issue, we cannot give assurances that we will not detect unanticipated Year 2000 compliance issues in the future. Additionally, we have tested the software in our product, the FastTAKE Blood Glucose Monitoring System, and believe that it is Year 2000 compliant.

    The primary cost of our Year 2000 compliance to date, which has been associated with assessment, remediation, and testing, has not been significant. We believe that if there are additional costs, any such remaining costs will not have a material adverse effect on our sales, operations or financial performance. We expect to fund any remaining costs of addressing the Year 2000 issue from cash flows resulting from operations.

    The preceding "Year 2000 Disclosure" contains various forward-looking statements within the meaning of the private Securities Litigation Reform Act of 1995. These forward-looking statements represent our beliefs or expectations regarding future events. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to, the availability of qualified personnel and other information technology resources; the ability to identify and remediate all date sensitive lines of computer code or to replace embedded computer chips in affected systems or equipment; and the actions of governmental agencies or other third parties with respect to Year 2000 problems.

CAUTIONARY STATEMENT PURSUANT TO PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 - "SAFE HARBOR" FOR FORWARD-LOOKING STATEMENTS

    We may from time to time make certain forward-looking statements in publicly released materials, both written and oral. Forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like "plans", "expects", "will", "anticipates", "estimates" and other words of similar meaning. Such statements may address, among other things, our strategy for growth, product development, regulatory approvals, market position, expenditures and financial results.

    Forward-looking statements are based on current expectations of future events. We cannot guarantee that expectations expressed in forward-looking statements will be realized. Some important factors that could cause our actual results to differ materially from those projected in any such forward-looking statements are as follows:

     - Economic factors, including inflation and fluctuations in interest rates and foreign currency exchange rates and the potential effect of such fluctuations on revenues, expenses and resulting margins;

     - Competitive factors, including technological advances achieved and patents attained by competitors and generic competition;

     - Domestic and foreign healthcare changes resulting in pricing pressures, including the continued consolidation among healthcare providers, trends toward managed care and healthcare cost containment and government laws and regulations relating to sales and promotion, reimbursement and pricing generally;

     - Government laws and regulations, affecting domestic and foreign operations, including those relating to trade, monetary and fiscal policies, taxes, price controls, regulatory approval of new products and licensing;

     - Difficulties inherent in product development, including the potential inability to successfully continue technological innovation, complete clinical trials, obtain regulatory approvals in the United States and abroad, gain and maintain market approval of products and the possibility of encountering infringement claims by competitors with respect to patent or other intellectual property rights which can preclude or delay commercialization of a product;

     - Significant litigation adverse to our Company including product liability claims, patent infringement claims, and antitrust claims;

     - Product efficacy or safety concerns resulting in product recalls or declining sales;

     - The impact of business combinations, including acquisitions and divestitures, and organizational restructuring consistent with evolving business strategies; and

     - Issuance of new or revised accounting standards by the American Institute of Certified Public Accountants, the Financial Accounting Standards Board or the Securities and Exchange Commission;

    The foregoing list sets forth many, but not all, of the factors that could impact our ability to achieve results described in any forward-looking statements. Investors are cautioned not to place undue reliance on such statements that speak only as of the date made. Investors also should understand that it is not possible to predict or identify all such factors and that this list should not be considered a complete statement of all potential risks and uncertainties. Investors should also realize that if underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results could vary materially from our projections. We do not undertake any obligation to update any forward-looking statements as a result of future events or developments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those discussed in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

INTEREST RATE RISK

    We are exposed to market risk from changes in interest rates primarily through our investing and borrowing activities. In addition, our ability to finance future acquisition transactions may be impacted if we are not able to obtain appropriate financing at acceptable rates.

    Our investing strategy, to manage interest rate exposure, is to invest in short-term, highly liquid investments. Currently, our short-term investments are in money market funds with original maturities of 90 days or less. At March 31, 2000, the fair value of our short-term investments approximated market value.

    In February 1998, our subsidiary, IMI, entered into a $42 million credit agreement with Chase. The Chase Credit Agreement consists of a $37 million term loan and a $5 million revolving line of credit. The term loan and revolving line of credit allow IMI to borrow funds at varying rates, including options to borrow at an alternate base rate plus a spread from 0.50% to 2.00% or the LIBOR rate plus a spread from 2.00% to 3.50%. The spreads depend on IMI's ratio of senior funded debt to EBITDA. IMI entered into an interest rate Swap Agreement with an effective date of March 31, 1998. This agreement protects approximately 50% of IMI's term loan against LIBOR interest rates rising over 7.5%. This agreement is effective through March 30, 2001. If the LIBOR rate increases one percentage point, as compared to the rate at March 31, 2000, we estimate an increase in our interest expense of approximately $229,000 in the next twelve months. If the LIBOR rate increases two percentage points, as compared to the rate at March 31, 2000, we estimate an increase in our interest expense of approximately $381,000 in the next twelve months.

FOREIGN CURRENCY RISK

    We face exposure to movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse effect on our business, financial condition and results of operation. For the three months ended March 31, 2000, the net impact of foreign currency changes was a gain of approximately $20,000. We do not use derivative financial instruments or other financial instruments to hedge economic exposures or for trading. Historically, our primary exposures have been related to the operations of our European subsidiaries. However, the sales of FastTAKE, our lead diabetes management product, are denominated in the currency in which the manufacturing costs are incurred. The loan received from LifeScan in June 1999 is denominated in British Pounds Sterling and therefore we are exposed to fluctuations between the British Pound and U.S. Dollar. The Euro was introduced as a common currency for members of the European Monetary Union in 1999. We have not determined the impact, if any, that the Euro will have on foreign exposure. We intend to hedge against fluctuations in the Euro if this exposure becomes material. At March 31, 2000, our assets related to non-dollar-denominated currencies amounted to approximately $30.5 million.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ABBOTT LABORATORIES ET ANOTHER V. CORBRIDGE GROUP PTY LTD AND SELFCARE PTY LTD.

    In November 1999, Abbott Laboratories (Abbott) commenced a lawsuit against the Company's Australian subsidiary, Selfcare Pty Ltd. and Corbridge, its Australian distributor, in the Federal Court of Australia. The complaint alleges that the Selfcare-Registered Trademark- Excel ET disposable test strips (ET Test Strips) supplied by the Company to Corbridge infringe Australian Patent No. 572,138 (the Test Strip Patent) issued to Abbott's predecessor in title on May 5, 1988 (and assigned to Abbott only a few weeks prior to commencement of the proceedings). These test strips are marketed in Australia for use with Abbott's ExacTech brand sensor device. Abbott is seeking damages and an injunction against supply of the test strips in Australia. Abbott also sought to enjoin the defendants from the importation and supply of these blood glucose test strips in Australia during the pendency of the infringement litigation. On November 29, 1999, the court denied Abbott's motion for a preliminary injunction and on December 17, 1999, ordered an unusually fast track preparation for a final trial which commenced on April 26, 2000 in Sydney, Australia and which is continuing at the time of this filing.

    It is unlikely that any ruling against the Australian defendants could have an adverse impact on the Company's sales, operations or financial performance elsewhere in the world, and based on a review of the Abbott claims by Australian counsel, the Company believes that the ET Test Strips do not infringe the Test Strip Patent and that Abbott's claims will be dismissed. Furthermore, the Australian defendants have counterclaimed against Abbott seeking revocation of the Test Strip Patent as well as damages and injunctive relief for breaches of Australian antitrust law and misleading conduct prohibitions. The Company believes that its counter claims have good prospects of success and that, under Australian law, Abbott will be required to pay a large portion of the defendants' legal costs incurred in the proceedings.

BAYER CORPORATION V. SELFCARE, INC., INVERNESS MEDICAL, INC. AND CAN-AM CARE CORPORATION

    On January 18, 2000, Bayer Corporation (Bayer) filed suit (Case No:
00CV0040) in the United States District Court for the Northern District of Indiana (District Court) alleging claims in trademark infringement, trade dress infringement and unfair competition arising out of the Company's marketing in late 1999 of its new Excel GE (now known as Excel G) blood glucose test strips intended for use with Bayer's Glucometer Elite-Registered Trademark- meters. This matter has been settled through a Settlement Agreement dated April 14, 2000, the terms and conditions of which will not have a material adverse effect on the Company's sales, operations or financial performance.

BECTON, DICKINSON AND COMPANY V. SELFCARE, INC. ET. AL.

    On January 3, 2000, Becton, Dickinson and Company (Becton Dickinson) filed suit against the Company in U.S. District Court for the District of Delaware (Case No: 00-001) alleging that certain pregnancy and ovulation test kits sold by the Company infringe U.S. Patent Nos. 4,703,017 and 5,591,645. The Company was served with Becton Dickinson's complaint in April 2000. The Company intends to defend this litigation vigorously and, in any event, does not believe that a negative outcome would have a material adverse impact on the Company's sales, operations or financial performance.

MATSUSHITA ELECTRIC INDUSTRIAL CO., LTD. V. SELFCARE, INC., INVERNESS MEDICAL, INC. AND CAN-AM CARE CORPORATION

    On March 2, 2000, Matsushita Electric Industrial Co., Ltd. (Matsushita) filed suit (Case Number 00-143) in the United States District Court for the District of Delaware against the Company and two of its subsidiaries. The complaint alleges patent infringement of a patent used in connection with the manufacture and distribution of the Company's Excel G test strips for use with the Bayer Glucometer Elite-Registered Trademark- meter. The Company intends to defend the action vigorously. Although a final ruling against the Company could have a material adverse impact on the Company's sales, operations or financial performance, based on a review of the Matsushita patent by the Company's outside patent counsel, the Company believes that its Excel G test strips do not infringe the Matsushita Patent.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.       EXHIBITS:

                EXHIBIT NUMBER        TITLE


                   27.1           Financial Data Schedule

B.       REPORTS ON FORM 8-K:

         The Company filed no reports on Form 8-K during the three-month period ended March 31, 2000.

                                   SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               SELFCARE, INC.


Date: May 12, 2000                             /S/ Jeffrey A. Templer
                                               --------------------------
                                               Jeffrey A. Templer
                                               Chief Financial Officer and an
                                                authorized officer