Form 10-Q
period 2000-06-30
INVERNESS MEDICAL TECHNOLOGY INC/DE
filed 2000-08-11
CIK 915901

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2000

                                                        OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________ to
       _______________


                         COMMISSION FILE NUMBER 0-20871

                       INVERNESS MEDICAL TECHNOLOGY, INC.
                            (FORMERLY SELFCARE, INC.)
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
                                    YES  X  NO
                                        ---    ---

        The number of shares outstanding of the registrant's Common Stock as of August 9, 2000 was 24,890,614.

        Transitional Small Business Disclosure Format (check one):
                                    YES      NO X
                                        ---    ---

                       INVERNESS MEDICAL TECHNOLOGY, INC.
                            (FORMERLY SELFCARE, INC.)

                                    FORM 10-Q

                  For the Quarterly Period Ended June 30, 2000

         This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results of Inverness Medical Technology, Inc. (the Company or Inverness Medical) could differ materially from those set forth in the forward-looking statements. Factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Results" beginning on page 14 of this Form 10-Q and in the Company's 1999 Annual Report to Shareholders, portions of which were filed as an exhibit to the Company's Form 10-K filed for the year ended December 31, 1999.

                                TABLE OF CONTENTS


                                                                                        PAGE
                                                                                        ----
       PART I. FINANCIAL INFORMATION

       Item 1. Consolidated Financial Statements (unaudited):

               a)   Consolidated Statements of Operations for the three months ended June 30, 2000 and 1999 and the six months ended
                    June 30, 2000 and 1999                                                 3

               b)   Consolidated Balance Sheets as of June 30, 2000 and
                    December 31, 1999                                                      4

               c)   Consolidated Statements of Cash Flows for the six months
                    ended June 30, 2000 and 1999                                           5

               d)   Notes to Consolidated Financial Statements                             6

       Item 2. Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                      11

       Item 3. Quantitative and Qualitative Disclosures about Market Risk                 17



       PART II. OTHER INFORMATION

       Item 1. Legal Proceedings                                                          18

       Item 4. Submission of Matters to a Vote of Security Holders                        19

       Item 6. Exhibits and Reports on Form 8-K                                           20



       SIGNATURES                                                                         21

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               INVERNESS MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
                            (FORMERLY SELFCARE, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                            JUNE 30,                        JUNE 30,

                                                                      2000             1999           2000            1999
                                                                      ----             ----           ----            ----
Net product sales                                                   $40,513,838     $27,180,725     $78,148,154    $55,957,872
Grants and other revenue                                                 93,138         121,776         156,132        542,591
                                                                    -----------    ------------     -----------    -----------
Net revenues                                                         40,606,976      27,302,501      78,304,286     56,500,463

Cost of sales                                                        23,533,978      19,083,359      45,434,864     39,152,344
                                                                    -----------    ------------     -----------    -----------

    Gross profit                                                     17,072,998       8,219,142      32,869,422     17,348,119
                                                                    -----------    ------------     -----------    -----------

Operating Expenses:
Research and development                                              3,019,619       1,358,429       6,187,845      2,583,138
Selling, general and administrative                                   9,907,376       8,162,742      19,028,262     17,449,431
                                                                    -----------    ------------     -----------    -----------

    Total operating expenses                                         12,926,995       9,521,171      25,216,107     20,032,569
                                                                    -----------    ------------     -----------    -----------

Operating income (loss)                                               4,146,003      (1,302,029)      7,653,315     (2,684,450)

Interest, including non-cash interest expense relating to
   issuance of warrants and amortization of original issue
   discount                                                          (2,058,408)     (1,900,462)     (4,151,847)    (3,700,295)

Other income (expense) (Note 5)                                       2,071,867         (59,455)      2,083,799       (192,362)
                                                                    -----------    ------------     -----------    -----------
  Income (loss) before dividends and accretion on mandatorily
    redeemable preferred stock of a subsidiary                        4,159,462      (3,261,946)      5,585,267     (6,577,107)

Dividends and accretion on mandatorily redeemable preferred
   stock of a subsidiary                                               (280,317)        (55,878)       (335,663)      (112,645)
                                                                    -----------    ------------     -----------    -----------

  Income (loss) before extraordinary loss and income taxes            3,879,145      (3,317,824)      5,249,604     (6,689,752)

Extraordinary loss on modification of notes payable                    (799,729)             --        (799,729)      (306,092)
                                                                    -----------    ------------     -----------    -----------

  Income (loss) before income taxes                                   3,079,416      (3,317,824)      4,449,875     (6,995,844)

Provision for income taxes                                              152,252          89,318         287,406        333,621
                                                                    -----------    ------------     -----------    -----------

  Net income (loss)                                                 $ 2,927,164    $ (3,407,142)    $ 4,162,469    $(7,329,465)
                                                                    -----------    ------------     -----------    -----------
                                                                    -----------    ------------     -----------    -----------

Net income (loss) per common share - basic                               $0.12          $(0.22)           $0.18         $(0.53)
                                                                    -----------    ------------     -----------    -----------
                                                                    -----------    ------------     -----------    -----------

Net income (loss) per common share - diluted                             $0.11          $(0.22)           $0.15         $(0.53)
                                                                    -----------    ------------     -----------    -----------
                                                                    -----------    ------------     -----------    -----------

Weighted average shares - basic                                      23,269,265      16,565,659      21,436,221     16,107,346
                                                                    -----------    ------------     -----------    -----------
                                                                    -----------    ------------     -----------    -----------

Weighted average shares - diluted                                    27,234,847      16,565,659      26,565,363     16,107,346
                                                                    -----------    ------------     -----------    -----------
                                                                    -----------    ------------     -----------    -----------


                 The accompanying notes are an integral part of
                     these consolidated financial statements

               INVERNESS MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
                            (FORMERLY SELFCARE, INC.)
                           CONSOLIDATED BALANCE SHEETS

                                                                                                  (UNAUDITED)
                                                                                                    JUNE 30,        DECEMBER 31,
                                                                                                      2000              1999
                                                                                                      ----              ----
                                           ASSETS
CURRENT ASSETS:

Cash and cash equivalents                                                                          $  5,351,437     $  5,233,594
Accounts receivable, net of reserves of $4,848,000 and
   $2,623,000 in 2000 and 1999, respectively                                                         22,397,140       20,557,573
Inventories (Note 3)                                                                                 14,778,302       12,367,265
Prepaid expenses and other current assets                                                             1,692,392        1,573,509
                                                                                                   ------------     ------------
              Total current assets                                                                   44,219,271       39,731,941

PROPERTY, PLANT AND EQUIPMENT, NET                                                                   10,998,096        9,779,498
GOODWILL, TRADEMARKS AND OTHER INTANGIBLE ASSETS, NET                                                60,178,389       63,281,897
DEFERRED FINANCING COSTS AND OTHER ASSETS, NET                                                        1,499,209        2,043,218
                                                                                                   ------------     ------------
                                                                                                   $116,894,965     $114,836,554

                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of notes payable                                                                $ 32,126,050     $ 21,483,140
   Accounts payable                                                                                  17,052,795       16,550,984
   Accrued expenses and other current liabilities                                                    13,934,346       10,119,326
   Current portion of deferred revenue                                                                  450,030          251,447
                                                                                                   ------------     ------------
              Total current liabilities                                                              63,563,221       48,404,897
                                                                                                   ------------     ------------

LONG-TERM LIABILITIES:
   Deferred revenue, net of current portion                                                             332,293          204,770
   Other long-term liabilities                                                                          129,000          161,000
   Notes payable, net of current portion                                                             21,807,262       38,892,273
                                                                                                   ------------     ------------
              Total long-term liabilities                                                            22,268,555       39,258,043
                                                                                                   ------------     ------------

COMMITMENTS AND CONTINGENCIES

MANDATORILY REDEEMABLE PREFERRED STOCK OF A SUBSIDIARY                                                4,279,910        3,944,247
                                                                                                   ------------     ------------
SERIES B CONVERTIBLE PREFERRED STOCK, $0.001 par value:
  Authorized and issued - 8,000 shares
  Outstanding - 3,580 shares in 1999                                                                         --        5,109,841
                                                                                                   ------------     ------------

STOCKHOLDERS' EQUITY:
  Series C, D and E preferred stock, $0.001 par value:
      Authorized - 88,500 shares
      Issued - 74,041 shares
      Outstanding - 74,041 shares in 1999                                                                    --        7,912,447
  Common stock, $0.001 par value:
      Authorized - 40,000,000 shares
      Issued - 25,626,338 and 18,952,960 shares in 2000 and 1999, respectively                           25,626           18,953
  Additional paid-in capital                                                                        128,239,978      113,794,227
  Less - Treasury stock, at cost, 743,678 shares                                                     (3,724,900)      (3,724,900)
  Accumulated deficit                                                                               (96,416,614)    (100,205,500)
  Accumulated other comprehensive income                                                             (1,340,811)         324,299
                                                                                                   ------------     ------------
              Total stockholders' equity                                                             26,783,279       18,119,526
                                                                                                   ------------     ------------
                                                                                                   $116,894,965     $114,836,554
                                                                                                   ------------     ------------
                                                                                                   ------------     ------------

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

               INVERNESS MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
                            (FORMERLY SELFCARE, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                                                  2000                1999
                                                                                                  ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                            $ 4,162,469         $(7,329,465)
 Adjustments to reconcile net income (loss) to net cash provided by (used in)
    operating activities:
    Accretion on preferred stock of a subsidiary                                                   335,663             112,645
    Noncash interest expense related to amortization of original issue discount and
      issuance of warrants                                                                         152,268             174,856
    Noncash portion of extraordinary loss on modification of notes payable                         485,485             227,997
    Noncash compensation expense related to issuance of and modifications made to
      common stock options                                                                         323,085                  --
    Gain on sale of investment in Theratase plc                                                 (1,757,229)                 --
    Amortization of deferred revenue                                                              (155,272)           (516,336)
    Depreciation and amortization                                                                3,053,480           3,243,846
    Minority interest in subsidiary's income                                                            --                 276
    Changes in assets and liabilities:
       Accounts receivable                                                                      (2,433,053)          5,272,253
       Inventories                                                                              (2,718,125)         (3,838,350)
       Prepaid expenses and other current assets                                                    10,753            (277,554)
       Accounts payable                                                                          1,076,116           2,181,722
       Accrued expenses and other current liabilities                                            4,191,670            (484,642)
                                                                                               -----------         -----------
                  Net cash provided by (used in) operating activities                            6,727,310          (1,232,752)
                                                                                               -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                                    (2,931,439)         (1,765,123)
  Cash received from affiliated company as repayment of loan                                            --             244,875
  Cash received from sale of investment in Theratase plc                                         3,328,464                  --
  Decrease (increase) in other assets                                                                3,300              (5,023)
                                                                                               -----------         -----------
                  Net cash provided by (used in) investing activities                              400,325          (1,525,271)
                                                                                               -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock and preferred stock                                   433,922           2,750,124
  Proceeds from borrowings under notes payable                                                     903,059          10,698,069
  Repayments of notes payable                                                                   (7,097,227)         (4,768,152)
  Increase in deferred revenue                                                                     541,644                  --
  Cash paid for deferred financing cost                                                           (203,867)                 --
                                                                                               -----------         -----------
                  Net cash (used in) provided by financing activities                           (5,422,469)          8,680,041
                                                                                               -----------         -----------

FOREIGN EXCHANGE EFFECT ON CASH AND CASH EQUIVALENTS                                            (1,587,323)           (353,291)
                                                                                               -----------         -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                          117,843           5,568,727
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                     5,233,594           9,199,630
                                                                                               -----------         -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                       $ 5,351,437         $14,768,357
                                                                                               -----------         -----------
                                                                                               -----------         -----------

Supplemental Disclosures of Cash Flow Information:

  Cash paid for -
    Interest                                                                                   $ 3,385,805         $ 2,234,032
                                                                                               -----------         -----------
                                                                                               -----------         -----------
    Income taxes                                                                               $   558,456         $   226,500
                                                                                               -----------         -----------
                                                                                               -----------         -----------

                 The accompanying notes are an integral part of
                    these consolidated financial statements

               INVERNESS MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
                            (FORMERLY SELFCARE, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1) BASIS OF PRESENTATION OF FINANCIAL INFORMATION

The accompanying consolidated financial statements of Inverness Medical Technology, Inc. and its subsidiaries (the Company or Inverness Medical) are unaudited. In the opinion of management, the unaudited consolidated financial statements contain all adjustments considered normal and recurring necessary for their fair presentation. Interim results are not necessarily indicative of results to be expected for the year. These interim financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of operations, financial position, and cash flows of the Company in conformity with generally accepted accounting principles. The Company filed audited consolidated financial statements, which included information and footnotes necessary for such presentation for the year ended December 31, 1999, as an exhibit to its Form 10-K filed with the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1999 included as an exhibit to the Company's Form 10-K.

2) CASH AND CASH EQUIVALENTS

The Company considers all highly liquid cash investments with maturities of three months or less at the date of acquisition to be cash equivalents. At June 30, 2000, the Company's cash equivalents consisted of money market funds.

3) INVENTORIES

Inventories are comprised of the following:

                                                         JUNE 30, 2000       DECEMBER 31, 1999
                                                         -------------       -----------------
                                                          (unaudited)
          Raw materials                                    $ 3,848,247           $ 3,223,461
          Work-in-process                                    2,038,570             1,675,700
          Finished goods                                     8,891,485             7,468,104
                                                           -----------           -----------
                                                           $14,778,302           $12,367,265
                                                           -----------           -----------
                                                           -----------           -----------


4) NONRECURRING AND NON-CASH EXPENSES

For the six months ended June 30, 2000, the Company recognized a $800,000 extraordinary loss, of which $486,000 was noncash, related to the refinancing of its subordinated revenue royalty notes (see Note 6). Also, for the six months ended June 30, 2000, the Company recognized $152,000 of noncash interest expense which represents the amortization of the original issue discount and the issuance of warrants related to its subordinated promissory notes.

For the six months ended June 30, 1999, the Company recognized a $306,000 extraordinary loss, of which $228,000 was noncash, related to the modification of its senior subordinated convertible notes in January 1999. Also, for the six months ended June 30, 1999, the Company recognized $175,000 of noncash interest expense, most of which represents the amortization of the original issue discount and the issuance of warrants related to its subordinated promissory notes.

5) SALE OF INVESTMENT IN THERATASE PLC

On June 28, 2000, the Company sold its holding of 8,561,381 shares in Theratase plc (formerly Enviromed plc), a manufacturer of diagnostic enzymes based in the United Kingdom, for $3.3 million in cash. As a result, the Company recorded a gain on sale of investments of $1.8 million, which was included in other income (expense) in the accompanying Consolidated Statements of Operations. Prior to the sale of the Theratase shares, the Company held a 29.9% interest in Theratase plc.

               INVERNESS MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
                            (FORMERLY SELFCARE, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6) SUBORDINATED NOTES

During June 2000, the Company entered into a securities purchase agreement (the Securities Purchase Agreement) to sell units (the Units) having an aggregate purchase price of up to $25 million primarily for the purpose of retiring certain outstanding two-year subordinated promissory notes (Two-year Subordinated Notes) and subordinated revenue royalty notes (Revenue Royalty Notes). Each Unit consists of (i) $25,000 in principal amount of a subordinated promissory note (the New Subordinated Promissory Note) and (ii) a warrant (Warrant) to acquire 123 shares of the Company's common stock. The New Subordinated Promissory Notes will be sold pursuant to the Securities Purchase Agreement at various closing dates in accordance with the maturity dates and prepayment dates of the securities being retired. In the aggregate, the Company will issue Warrants to purchase up to approximately 125,000 shares of its common stock with exercise prices calculated as the average closing prices of its common stock for the ten days prior to each closing. The New Subordinated Promissory Notes are due on the first anniversary of their date of issuance and the Warrants may be exercised at any time on or prior to the tenth anniversary of their date of issuance.

The New Subordinated Promissory Notes bear interest at a rate equal to 12.5% per year, which is payable quarterly on the first day of each quarter beginning on October 1, 2000. The Company may prepay the New Subordinated Promissory Notes in whole or in part at any time subject to a prepayment premium.

U.S. Boston Capital Corporation (U.S. Boston), the majority shareholder of which is a director of the Company, acted as the placement agent for the offering of the New Subordinated Promissory Notes. As compensation for its services as placement agent, U.S. Boston will receive cash commissions equal to the sum of
(i) 5% of the aggregate issue price of Units sold for cash and (ii) 1% of the aggregate issue price of Units issued for the retirement of the outstanding Two-year Subordinated Notes and Revenue Royalty Notes. Also, the Company shall reimburse U.S. Boston for out-of-pocket fees and disbursements, plus a $10,000 non-accountable expense allowance. The Company will record such cash commissions as deferred financing costs and amortize them over the one-year life of the New Subordinated Promissory Notes. On June 26, 2000, the first closing date (as described below), U.S. Boston received a Warrant to acquire 10,000 shares of the Company's common stock on terms identical to those of the Warrants issued to the subscribers in that closing. The value of this Warrant was $82,500 and was recorded as deferred financing costs.

Pear Tree Royalty Company, Inc. (Pear Tree), as the authorized representative of the holders of the New Subordinated Promissory Notes, will receive Warrants to purchase the number of shares of the Company's common stock equal to 15% of the number of shares of common stock, issuable pursuant to the Warrants being issued with the sale of the Units. A director of the Company is also a director and shareholder of Pear Tree. On June 26, 2000, the first closing date (as described below), Pear Tree received a Warrant to acquire 3,471 shares of the Company's common stock on terms identical to those of the Warrants issued to the subscribers in that closing. The value of this Warrant was $28,600 and was recorded as deferred financing costs.

On June 26, 2000, the Company issued the first series of the New Subordinated Promissory Notes pursuant to the Securities Purchase Agreement totaling $4.7 million and Warrants to purchase 23,141 shares of its common stock. The proceeds were used to retire existing Two-year Subordinated Notes which matured on that date. In addition, the Company repaid $586,000 of the maturing Two-year Subordinated Notes from its own funds. Upon issuance of the New Subordinated Promissory Notes and Warrants on June 26, 2000, the Company allocated a total of $188,000 of the proceeds to the Warrants and is amortizing such original issuance discount and the related deferred financing costs (as described above) over the one-year life of the New Subordinated Promissory Notes. Among the holders of the New Subordinated Promissory Notes issued on June 26, 2000 were three directors of the Company who purchased Units with an aggregate purchase price of $578,000. At June 30, 2000, $5.3 million of the Two-year Subordinated Notes remained outstanding and were due on various dates through August 28, 2000. The Company expects to retire the remaining Two-year Subordinated Notes with the proceeds from the sale of additional New Subordinated Promissory Notes and from its own funds.

On July 17, 2000, the Company issued the second series of the New
Subordinated Promissory Notes pursuant to the Securities Purchase Agreement totaling $2.7 million and Warrants to purchase 13,102 shares of its common stock for the purpose of retiring the then maturing Two-year Subordinated Notes.

               INVERNESS MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
                            (FORMERLY SELFCARE, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6) SUBORDINATED NOTES (CONTINUED)

In connection with the above transactions, the Company notified holders of the Revenue Royalty Notes on June 29, 2000 of its intention to prepay those notes on July 31, 2000 according to their applicable terms and conditions. In so doing, the Company effectively made a binding commitment to prepay such notes. As a result, the Company followed the provisions of Emerging Issues Task Force (EITF) Issue No. 96-19, DEBTOR'S ACCOUNTING FOR A MODIFICATION OR EXCHANGE OF DEBT INSTRUMENTS, and recorded an extraordinary loss of $800,000 in June 2000 since the refinancing will result in a "substantial modification" to the Company's indebtedness, as this term is defined in EITF 96-19.The extraordinary loss includes $486,000 in write-offs of unamortized deferred financing costs related to the Revenue Royalty Notes and $314,000 in additional premium (the Prepayment Premium) to be incurred as a result of prepaying the Revenue Royalty Notes. On July 31, 2000, the Company retired all of its outstanding Revenue Royalty Notes, totaling $7.5 million, and made accrued but unpaid premium payments (including the Prepayment Premium) to the holders of such notes of $2.2 million. These payments were funded by the third issuance of New Subordinated Promissory Notes on July 31, 2000 of $8.1 million and Warrants to purchase 39,869 shares of the Company's common stock pursuant to the Securities Purchase Agreement and from the Company's own funds of $1.6 million.

7) SERIES B PREFERRED STOCK

On August 26, 1997, the Company sold to investors in a private placement an aggregate of 8,000 shares of Series B redeemable convertible preferred stock (the Series B Preferred Stock) and warrants (the Warrants) to purchase an aggregate of 114,628 shares of its common stock for gross proceeds of $8,000,000. The terms of the Series B Preferred Stock were amended on January 22, 1999; the amendments provided for the payments by the Company of a one-time premium of 15% and a change in the conversion ratio. As of March 10, 2000, all of the remaining Series B Preferred Stock were converted into shares of the Company's common stock.

8) SERIES C, D AND E PREFERRED STOCK

On January 8, 1999, the Company sold in a private placement 57,842 shares of Series C convertible preferred stock (Series C Preferred Stock), 3,030 shares of Series D convertible preferred stock (Series D Preferred Stock) and 13,169 shares of Series E convertible preferred stock (Series E Preferred Stock) (collectively, the Preferred Shares) to investors at an aggregate purchase price of $7,404,100. Each Preferred Share accrued a dividend of 7% per annum. The actual number of shares of common stock issued upon conversion of a Preferred Share was equal to the aggregate stated value per share (i.e., $100), plus any accrued and unpaid dividends through the date of such conversion, divided by a conversion price equal to $1.8125 per share for the Series C Preferred Stock, $2.00 per share for the Series D Preferred Stock and $3.028 per share for the Series E Preferred Stock. As of May 9, 2000, all of the Series C, D and E Preferred Stock were converted into shares of the Company's common stock.

9) EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                                ---------------------------        -------------------------
                                                                   2000             1999             2000              1999
                                                                   ----             ----             ----              ----
  NUMERATOR:

Net income (loss)                                              $ 2,927,164      $(3,407,142)     $ 4,162,469      $(7,329,465)
Premium on Series B convertible preferred stock                         --               --         (196,827)        (808,453)
Dividends on Series C, D and E convertible preferred stock         (47,999)        (182,354)        (176,756)        (459,624)
                                                               -----------      -----------      -----------      -----------
  Numerator for basic earnings (loss) per share - income
    (loss) available to common shareholders                      2,879,165       (3,589,496)       3,788,886       (8,597,542)

Effect of dilutive securities:

  Dividends on Series C, D and E convertible preferred
    stock                                                           47,999             --            176,756             --
                                                               -----------      -----------      -----------      -----------
                                                               -----------      -----------      -----------      -----------
  Numerator for diluted earnings (loss) per share-income
    (loss) available to common shareholders after
    assuming conversion                                        $ 2,927,164      $(3,589,496)     $ 3,965,642      $(8,597,542)
                                                               -----------      -----------      -----------      -----------
                                                               -----------      -----------      -----------      -----------

               INVERNESS MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
                            (FORMERLY SELFCARE, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


9) EARNINGS PER SHARE (CONTINUED)

                                                                      THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                                      ---------------------------        -------------------------
                                                                        2000              1999             2000             1999
                                                                        ----              ----             ----             ----
  DENOMINATOR:

     Denominator or basic earnings (loss) per share
        - weighted average shares                                     23,269,265        16,565,659      21,436,221       16,107,346
     Effect of dilutive securities:
       Employee stock options                                          2,179,316                --       2,125,224               --
       Warrants                                                          233,104                --         221,832               --
       Series C, D and E convertible preferred stock                   1,553,162                --       2,782,086               --
                                                                     -----------       -----------     -----------      -----------
     Dilutive potential common shares                                  3,965,582                --       5,129,142               --
                                                                     -----------       -----------     -----------      -----------
       Denominator or diluted earnings (loss) per share
         - adjusted weighted-average shares and assumed
           conversions                                                27,234,847        16,565,659      26,565,363       16,107,346
                                                                     -----------       -----------     -----------      -----------
                                                                     -----------       -----------     -----------      -----------

  BASIC EARNINGS (LOSS) PER SHARE                                    $      0.12       $     (0.22)    $      0.18      $     (0.53)
                                                                     -----------       -----------     -----------      -----------
                                                                     -----------       -----------     -----------      -----------
  DILUTED EARNINGS (LOSS) PER SHARE                                  $      0.11       $     (0.22)    $      0.15      $     (0.53)
                                                                     -----------       -----------     -----------      -----------
                                                                     -----------       -----------     -----------      -----------

Options and warrants to purchase an aggregate of 897,597 and 916,263 shares of the Company's common stock at exercise prices ranging from $7.330 to $15.375 and $6.813 to $15.375 per share were outstanding during the three and six months ended June 30, 2000, respectively, but were not included in the computation of diluted earnings per share because the exercise prices of the options and warrants were greater than the average market price of the common stock in the respective periods, and therefore the effect would have been antidilutive.

During the six months ended June 30, 2000, the Company had Series B convertible preferred stock (the Series B Preferred Stock) outstanding that could have resulted in 499,849 shares of the Company's common stock, assuming conversion at the beginning of the period according to Statement of Financial Accounting Standard (SFAS) No. 128, EARNINGS PER SHARE. However, the Series B Preferred Stock was not included in the computation of diluted earnings per share because the effect of the inclusion of such potential common stock and the related dividends of $196,827 would have been antidilutive.

During the three and six months ended June 30, 1999, the Company had outstanding options and warrants, Series B Preferred Stock and senior subordinated convertible notes (collectively, the Potential Common Stock), that were exercisable or convertible into shares of the Company's common stock. The Potential Common Stock was not included in the calculation of diluted net loss per share since the inclusion thereof would have been antidilutive.

10) COMPREHENSIVE INCOME

The Company's only item of comprehensive income relates to foreign currency translation adjustments. Comprehensive income for the three months ended June 30, 2000 and 1999 was approximately $1,391,000 and $262,000 less than reported net income, respectively, and for the six months ended June 30, 2000 and 1999 was approximately $1,665,000 and $653,000 less than reported net income, respectively, due to foreign currency translation adjustments.

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

The Company evaluates performance based on earnings before interest expense, taxes, depreciation and amortization (EBITDA). Segment information for the three and six months ended June 30, 2000 and 1999, respectively, is as follows:

               INVERNESS MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
                            (FORMERLY SELFCARE, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


11) FINANCIAL INFORMATION BY SEGMENT (CONTINUED)


                                                                    WOMEN'S         CLINICAL       CORPORATE AND
                                                    DIABETES        HEALTH         DIAGNOSTICS         OTHER            TOTAL
                                                   -----------    -----------      -----------     -------------     ------------
THREE MONTHS ENDED JUNE 30, 2000

Net product sales from external customers          $26,973,772    $10,875,066      $ 2,665,000     $        --       $ 40,513,838
Grant and other revenue                                     --             --               --          93,138             93,138
                                                   -----------    -----------      -----------     -----------       ------------
Total net revenue                                  $26,973,772    $10,875,066      $ 2,665,000     $    93,138       $ 40,606,976

EBITDA                                             $ 4,317,004    $ 2,867,486      $   392,000     $(1,386,304)      $  6,190,186

SIX MONTHS ENDED JUNE 30, 2000
Net product sales from external customers          $50,555,489    $22,360,665      $ 5,232,000     $        --       $ 78,148,154
Grant and other revenue                                     --             --               --         156,132            156,132
                                                   -----------    -----------      -----------     -----------       ------------
Total net revenue                                  $50,555,489    $22,360,665      $ 5,232,000     $   156,132       $ 78,304,286

EBITDA                                             $ 7,965,247    $ 5,820,419      $   418,000     $(2,885,792)      $ 11,317,874
Assets                                             $58,987,775    $45,672,944      $ 5,687,288     $ 6,546,958       $116,894,965

AT DECEMBER 31, 1999
Assets                                             $55,257,241    $44,397,523      $ 5,698,264     $ 9,483,526       $114,836,554



THREE MONTHS ENDED JUNE 30, 1999

Net product sales from external customers          $14,748,850    $ 9,561,159      $ 2,870,716     $        --       $ 27,180,725
Grant and other revenue                                     --             --               --         121,776            121,776
                                                   -----------    -----------      -----------     -----------       ------------
Total net revenue                                  $14,748,850    $ 9,561,159      $ 2,870,716     $   121,776       $ 27,302,501

EBITDA                                             $  (939,961)   $ 1,296,987      $   935,723     $(1,117,597)      $    175,152

SIX MONTHS ENDED JUNE 30, 1999

Net product sales from external customers          $29,768,137    $20,333,033      $ 5,856,702     $        --        $ 55,957,872

Grant and other revenue                                316,441             --               --         226,150            542,591
                                                   -----------    -----------      -----------     -----------       ------------
Total net revenue                                  $30,084,578    $20,333,033      $ 5,856,702     $   226,150       $ 56,500,463

EBITDA                                             $  (849,842)   $ 3,040,693      $   452,414     $(2,635,498)      $      7,767



                                                      THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                      ---------------------------          -------------------------
Reconciliation of EBITDA to Net Income (Loss)            2000             1999               2000             1999
                                                      ---------------------------          -------------------------
EBITDA                                                $ 6,190,186      $   175,152        $11,317,874        $     7,767
Depreciation and amortization expense                  (1,439,373)      (1,558,601)        (3,053,480)        (3,243,846)
Amortization of deferred revenue                           92,720           98,692            155,272            516,336
Interest expense                                       (2,118,216)      (1,975,821)        (4,268,544)        (3,857,088)
Income taxes                                             (152,252)         (89,318)          (287,406)          (333,621)
Other noncash or non-recurring items                      354,099          (57,246)           298,753           (419,013)
                                                       ----------      -----------        -----------        -----------
Net income (loss)                                     $ 2,927,164      $(3,407,142)       $ 4,162,469        $(7,329,465)
                                                      -----------      -----------        -----------        -----------
                                                      -----------      -----------        -----------        -----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Inverness Medical Technology, Inc. and its subsidiaries are engaged in the development, manufacturing and marketing of self-test diagnostic products for the diabetes, women's health and, to a lesser extent, infectious disease markets. We also market nutritional supplement products, several of which are targeted primarily at the women's health market. Our existing and planned products are targeted at the two largest existing self-care diagnostics markets, diabetes management and women's health, in the United States and Europe. An important part of our business strategy is to enter into strategic alliances, joint ventures and licensing arrangements with third parties, primarily medical products companies, for the development, manufacture, and distribution of certain products. We have from time to time pursued a strategy of selective acquisitions of companies, assets and technologies, which we believe will enhance our ability to deliver innovative diagnostic products to the marketplace at a low cost.

RESULTS OF OPERATIONS

    NET REVENUES. Net revenues increased $13.3 million, or 49%, to $40.6 million for the three months ended June 30, 2000 from $27.3 million for the three months ended June 30, 1999. Net revenues increased $21.8 million, or 39%, to $78.3 million for the six months ended June 30, 2000 from $56.5 million for the six months ended June 30, 1999. The primary reason for the increase in revenues was the increased sale of products for diabetes management, especially the FastTAKE(R) Blood Glucose Monitoring System, which is distributed by LifeScan, Inc. (LifeScan), a Johnson & Johnson company. FastTAKE sales were driven by the strong worldwide market acceptance and our continuous efforts to improve this and related products. Net product sales from our diabetes management segment were $27.0 million for the three months ended June 30, 2000, an increase of $12.2 million or 83% as compared to net diabetes product sales of $14.7 million for the three months ended June 30, 1999. Likewise, net diabetes product sales were $50.6 million for the six months ended June 30, 2000, an increase of $20.8 million or 70% as compared to net diabetes product sales of $29.8 million for the six months ended June 30, 1999. Net diabetes product sales accounted for 66% and 65% of net revenues for the three and six months ended June 30, 2000, respectively, compared to 54% and 53% of net revenues for the three and six months ended June 30, 1999, respectively. Net product sales from our women's health segment increased $1.3 million or 14% to $10.9 million for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999 and $2.0 million or 10% to $22.4 million for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. Although net women's health product sales increased as compared to the prior periods, they only accounted for 27% and 29% of total net revenues for the three and six months ended June 30, 2000, respectively, compared to 35% and 36% of total net revenues for the three and six months ended June 30, 1999, respectively, as a result of the significant increase in diabetes product sales. The primary factor in the year-to-date increased sales of the women's health products was an increase in sales of branded and private label pregnancy and ovulation tests. Net sales of clinical diagnostic products decreased slightly by $206,000 for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999 and $625,000 for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. Grant and other revenue were $93,000 and $156,000 for the three and six months ended June 30, 2000, respectively, compared to $122,000 and $543,000 for the three and six months ended June 30, 1999, respectively.

    GROSS PROFIT. Gross profit increased by $8.9 million or 108% to $17.1 million for the three months ended June 30, 2000 from $8.2 million for the three months ended June 30, 1999. Similarly, gross profit increased by $15.5 million or 89% to $32.9 million for the six months ended June 30, 2000 from $17.3 million for the six months ended June 30, 1999. Gross margin of net product sales increased to 42% for both the three and six months ended June 30, 2000, compared to 30% for both the three and six months ended June 30, 1999. The significant improvements in gross profit and gross margin of net product sales primarily resulted from the increase in sales of FastTAKE systems and reductions in manufacturing costs attributed to lower material costs, improved yields and volume related efficiency at our diabetes product manufacturing facility in Inverness, Scotland.

    RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense increased by $1.7 million or 122% for the three months ended June 30, 2000 to $3.0 million from $1.4 million for the three months ended June 30, 1999. For the six months ended June 30, 2000, research and development expense increased by $3.6 million or 140% to $6.2 million from $2.6 million for the six months ended June 30, 1999. The increase in research and development expense resulted from research programs directed towards blood glucose monitoring systems. We expect to continue to spend significant amounts on research and development in the area of diabetes management, and specifically blood glucose monitoring, at least throughout the remainder of 2000.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased by $1.7 million or 21% to $9.9 million for the three months ended June 30, 2000 from $8.2 million for the three months ended June 30, 1999. For the six months ended June 30, 2000, selling, general and administrative expense increased by $1.6 million or 9% to $19.0 million from $17.4 million for the six months ended June 30, 1999. The increase in selling, general and administrative expense resulted from higher marketing expenditures by our subsidiary Can-Am Care Corporation (Can-Am) in the diabetes business segment, increased legal fees related to the defense of the Abbott lawsuits against us and a one-time noncash compensation charge of $323,000 related to stock options granted to consultants. Selling, general and administrative expense as a percentage of net revenues was 24% for both the three and six months ended June 30, 2000, respectively, compared to 30% and 31% for the three and six months ended June 30, 1999.

    INTEREST. For the three and six months ended June 30, 2000, we incurred $2.1 million and $4.2 million, respectively, in interest expense, net of interest income, compared to $1.9 million and $3.7 million for the three and six months ended June 30, 1999, respectively. The increase resulted from higher interest expense due to higher average interest rates on outstanding debt partially offset by a lower total average outstanding debt balance during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999.

    OTHER INCOME (EXPENSE). We incurred other income of $2.1 million for both the three and six months ended June 30, 2000, respectively, compared to other expense of $59,000 and $192,000 for the three and six months ended June 30, 1999, respectively. Generally, other income or expense represents foreign currency exchange transaction gains and losses. During the three and six months ended June 30, 2000, we recognized $324,000 and $450,000, respectively, in foreign exchange gain as a result of the strong U.S. Dollar versus the British Pound Sterling on the Initial LifeScan Loan (as defined below in the "Liquidity and Capital Resources" section), which is denominated in British Pound Sterling. Additionally, during the three months ended June 30, 2000, we also recorded a gain of $1.8 million from the sale of our holding of 8.6 million shares in Theratase plc (see Note 5 of the accompanying "Notes to Consolidated Financial Statements").

    DIVIDENDS AND ACCRETION ON MANDATORILY REDEEMABLE PREFERRED STOCK OF A SUBSIDIARY. Inverness Medical Limited (Inverness Scotland), our subsidiary in Inverness, Scotland, accrued $280,000 and $336,000 for the three and six months ended June 30, 2000, respectively, representing dividends payable and accretion on the outstanding cumulative redeemable preference shares, as compared to $56,000 and $113,000 for the three and six months ended June 30, 1999, respectively. In June 2000, we recorded a one-time 15% accretion, which amounted to 150,000 British Pound Sterling ($227,000), because we elected not to redeem the first issue of such preferred shares within five years of its original issue date, or June 23, 2000 (see discussion below in the "Liquidity and Capital Resources" section).

    EXTRAORDINARY LOSS. In the second quarter of 2000, we recorded an extraordinary loss of $800,000 ($486,000 of which was noncash expense) for the refinancing of our subordinated revenue royalty notes. In the first quarter of 1999, we recorded an extraordinary loss of $306,000 ($228,000 of which was noncash expense) for the modification of our then outstanding senior subordinated convertible notes.

    INCOME TAXES. For the three and six months ended June 30, 2000, we recorded provisions of $152,000 and $287,000, respectively, for income taxes compared to $89,000 and $334,000 for the three and six months ended June 30, 1999, respectively. Substantially all of the income tax provisions reflect certain state income taxes relating to Inverness Medical, Inc. (IMI) and Can-Am, our subsidiaries in the United States.

    NET INCOME (LOSS). For the three months ended June 30, 2000, we realized a net income of $2.9 million compared to a net loss of $3.4 million for the three months ended June 30, 1999. The basic and diluted earnings per common share for the three months ended June 30, 2000 were $0.12 and $0.11, respectively, compared to the basic and diluted loss per common share of $0.22 for the three months ended June 30, 1999. For the six months ended June 30, 2000, we realized a net income of $4.2 million compared to a net loss of $7.3 million for the six months ended June 30, 1999. The basic and diluted earnings per common share for the six months ended June 30, 2000 were $0.18 and $0.15, respectively, compared to the basic and diluted loss per common share of $0.53 for the six months ended June 30, 1999. See Note 9 of the accompanying "Notes to Consolidated Financial Statements". The results for the three- and six-month periods ending June 30, 2000 and 1999 included significant non-recurring, noncash charges and income as detailed above. Excluding the nonrecurring and noncash charges and income, net income for the three and six months ended June 30, 2000 was $2.3 million and $3.5 million, respectively, compared to net losses of $3.4 million and $7.0 million for the three and six months ended June 30, 1999, respectively. Excluding the nonrecurring and noncash charges and income, the basic and diluted earnings per common share were $0.10 and $0.08, respectively, for the three months ended June 30, 2000 and $0.16 and $0.13, respectively, for the six months ended June 30, 2000, compared to the basic and diluted net loss per common share of $0.22 and $0.53 for the three and six months ended June 30, 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    During the six months ended June 30, 2000, our subsidiary, Inverness Scotland, received approximately $542,000 in capital grants from Inverness & Nairn Local Enterprise Company (INLEC), a development agency funded by the government of the United Kingdom. These capital grants were funded to Inverness Scotland for the purpose of providing training for its work force and outfitting the facility with required equipment.

    Under our product development and distribution agreements (the Amended Agreements) with LifeScan dated June 7, 1999, we are to develop and supply to LifeScan additional products for monitoring blood glucose in humans. Upon the execution of the Amended Agreements, LifeScan provided us with an initial loan (the Initial LifeScan Loan) of 6,250,000 British Pound Sterling (approximately $9,900,000) to fund the increased costs related to the anticipated production levels. LifeScan has also committed to make additional loans (the Additional LifeScan Loans) of up to 8,125,000 British Pound Sterling (approximately $13,000,000) to us upon the accomplishment of certain milestones relating to the new products we are to develop for LifeScan. Interest on both the Initial LifeScan Loan and Additional LifeScan Loans accrues at 11% per annum and is payable quarterly. The aggregate principal amount of the Initial LifeScan Loan and Additional LifeScan Loans will be repaid by deducting 0.0125 British Pound Sterling (approximately $0.02) from the invoice price of each unit of product we sell to LifeScan commencing on the date of the Initial LifeScan Loan. On June 30, 2000, the balance of the outstanding Initial LifeScan Loan was approximately $5.9 million; we have not yet received any of the Additional LifeScan Loans from LifeScan.

    We received $1.6 million in June 1995 as an investment by INLEC in 1,000,000 shares of 6% Cumulative Redeemable Preference Shares (the Inverness Preference Shares) of Inverness Scotland to finance a portion of the start-up costs relating to our manufacturing facility in Scotland. The Inverness Preference Shares held by INLEC (including cumulative dividends) are reflected in the accompanying consolidated balance sheets as mandatorily redeemable preferred stock of a subsidiary. We had the option to redeem all 1,000,000 Inverness Preference Shares at a price of 1.05 British Pound Sterling (approximately $1.59) per share plus any accrued and unpaid dividends prior to June 23, 2000. Since we did not redeem the Inverness Preference Shares on such date, INLEC had the option to demand redemption at any time after June 23, 2000, as long as legally permissible, at a price of 1.20 British Pound Sterling (approximately $1.82) per share plus any accrued and unpaid dividends. Therefore, we have recorded the one-time additional accretion to such shares of 150,000 British Pound Sterling ($227,000) in June 2000. We intend to redeem the 1,000,000 Inverness Preference Shares using cash generated from Inverness Scotland's operating activities during 2001. Additionally, in October 1998, we received $1.7 million from INLEC for another 1,000,000 Inverness Preference Shares. The additional Inverness Preference Shares may be redeemed at our option prior to October 27, 2003 and the holders may demand redemption on or after October 27, 2003, and otherwise contain the same terms as the Inverness Preference Shares that were issued in 1995.

    To fund the cash portion of the purchase price for Can-Am in February 1998, our subsidiary, IMI, entered into a $42 million credit agreement with Chase Manhattan Bank (Chase Credit Agreement). The Chase Credit Agreement consists of a $37 million term loan and a $5 million revolving line of credit. IMI is required to make quarterly principal payments on the term loan ranging from $1.2 million to $1.9 million through December 31, 2003. IMI must also make mandatory prepayments on the term loan if it meets certain cash flow thresholds, sells assets outside of the ordinary course of business, issues or sells indebtedness or issues stock, as defined in the Chase Credit Agreement. During the six months ended June 30, 2000, IMI made quarterly principal repayments and a mandatory prepayment totaling $3.8 million. In July 2000, IMI made an additional mandatory prepayment of $542,000. IMI does not expect to have to make any other mandatory prepayments during the remainder of 2000. At June 30, 2000, the unused balance of the revolving line of credit was approximately $1.1 million.

    The Chase Credit Agreement requires compliance with various financial and non-financial covenants for both Inverness Medical Technology, Inc. and IMI. The primary financial covenants pertain to, among other things, interest coverage, debt services coverage, leverage, and earnings before interest, taxes, depreciation and amortization (EBITDA). We were in compliance with such covenants at June 30, 2000.

    During June 2000, we entered into a securities purchase agreement (the Securities Purchase Agreement) to sell units (the Units) having an aggregate purchase price of up to $25 million for the purpose of retiring certain outstanding subordinated promissory notes and subordinated revenue royalty notes. Each Unit consists of (i) $25,000 in principal amount of a subordinated promissory note (the New Subordinated Promissory Notes) and (ii) a warrant to acquire 123 shares of our common stock. The New Subordinated Promissory Notes will be sold pursuant to the Securities Purchase Agreement at various closing dates in accordance with the maturity dates and prepayment dates of the securities being retired. In the aggregate, we will issue warrants to purchase up to approximately 125,000 shares of our common stock with exercise prices calculated as the average closing prices of our common stock for the ten days prior to each closing. The New Subordinated Promissory Notes are due on the first anniversary of their date of issuance and the warrants may be exercised at any time on or prior to the tenth anniversary of their date of issuance. See
Note 6 of the accompanying "Notes to Consolidated Financial Statements".

    On June 26, 2000, we retired $4.9 million of our then existing 13% two-year subordinated promissory notes, which matured on that date. The payments, plus required principal payment premiums of $245,000 and unpaid interest of $151,000, were funded by the issuance of $4.7 million of the New 12.5% one-year Subordinated Promissory Notes, as described above, and our own funds of $586,000.

    At June 30, 2000, we had cash and cash equivalents of $5.4 million, a $118,000 increase from December 31, 1999. During the six months ended June 30, 2000, we generated cash of $6.7 million from our operating activities due primarily to net income of $6.6 million, adjusted for noncash items. Cash was also provided for operations in part by the net effect of increases in accounts payable, accrued expenses and other current liabilities totaling $5.3 million. Uses of cash in operating activities included increases in accounts receivable and inventory totaling $5.2 million reflecting our working capital needs related to the increase in our product sales.

    During the six months ended June 30, 2000, we used $2.9 million to purchase property and equipment, of which $2.6 million was spent at the Inverness Scotland facility. During the second quarter of 2000, we also received $3.3 million in proceeds from the sale of our holding of 8.6 million shares in Theratase plc.

    During the six months ended June 30, 2000, we used cash of $5.4 million for financing activities, including our principal repayments on loans from Chase Manhattan Bank and LifeScan and net proceeds paid for the refinancing of the subordinated notes (see Note 6 of the "Notes to Consolidated
Financial Statements"), partially offset by the $542,000 capital grants received from INLEC and $434,000 in proceeds received from issuance of common stock.

    We expect to meet all scheduled debt repayments through the use of operating funds, committed financings from a major customer and financings from other private investors currently in process as discussed above. However, there can be no assurance that funds will be available from any or all of these sources or, if available, will be available on attractive terms. If funds do not become available from one or more of these sources, we may not be able to meet our debt obligations when due or continue to pursue desirable research and development programs. If additional funds are raised by issuing equity securities, further dilution to then existing stockholders will result.

CERTAIN FACTORS AFFECTING FUTURE RESULTS

    There are various risks, including those described below, which may materially impact your investment in our Company or may in the future, and, in some cases, already do, materially affect us and our business, financial condition and results of operations. You should consider carefully these factors with respect to your investment in our securities. This section includes or refers to certain forward-looking statements; you should read the explanation of the qualifications and limitations on such forward-looking statements beginning on page 16.

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

WE ONLY RECENTLY INTRODUCED NEW PRODUCTS AND WE CANNOT BE CERTAIN THAT THEY WILL
    GAIN MARKET ACCEPTANCE.

    On September 17, 1999, we received notification of Federal and Drug Administration (FDA) clearance for our low cost alternative electrochemical blood glucose monitoring test strip, Excel(TM) G (formerly, Excel(TM) GE), for use with Glucometer Elite(R) meters sold by Bayer. We commenced shipments of Excel G in October 1999. Our future results of operations depend to some extent on our ability to market and sell Excel G. Additionally, we cannot assure you that the market will fully accept Excel G.

WE DEPEND ON OUR RELATIONSHIP WITH LIFESCAN TO DISTRIBUTE CERTAIN OF OUR EXISTING PRODUCTS, AS WELL AS FUTURE PRODUCTS, AND TO FUND CERTAIN NEW PRODUCT INITIATIVES.

    We depend on our relationship with LifeScan (as discussed below) to distribute certain of our existing products, as well as future products, and for funding certain new product initiatives.

    In 1995, we entered into an exclusive worldwide alliance and distribution agreement with LifeScan, which was amended in June 1999 (see the section entitled "Liquidity and Capital Resources" in this section "Management's Discussion and Analysis of Financial Condition and Results of Operations"). Under the terms of the alliance with LifeScan, we develop and manufacture and LifeScan distributes FastTAKE, our proprietary electrochemical blood glucose monitoring system for the management of diabetes, and any new systems consisting of new meters and disposable strips. We commenced shipments of FastTAKE in December 1997 and the first upgrade of FastTAKE in July 1999. Early in the second quarter of 2000, LifeScan also introduced our new advanced biosensor blood glucose strip, which is compatible with all existing FastTAKE meters. FastTAKE is currently the most successful product in our diabetes line of business. Our future results of operations depend to a substantial degree on LifeScan's ability to market and sell FastTAKE as well as any other new systems. Although the FastTAKE product appears to be gaining acceptance, we cannot assure you that the market will fully accept FastTAKE or that any acceptance will continue. Additionally, under the terms of the alliance with LifeScan, LifeScan is to make additional funding to us when we reach certain milestones with our development of future products for LifeScan. As we cannot assure the success of reaching such milestones in the development of future products, we cannot guarantee that LifeScan will make such additional funding to us. Any failure by us to develop and produce or failure of LifeScan to market and distribute FastTAKE as well as several additional new systems successfully could have a material adverse effect on our business, financial condition and results of operations. It would also affect our ability to repay loans received from LifeScan.

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

YEAR 2000 COMPLIANCE COSTS AND RISKS ARE DIFFICULT TO ASSESS AND COULD IMPACT
    OUR BUSINESS.

    The year 2000 (Year 2000) problem arose as a result of the fact that many existing computer programs and embedded chip technology systems were developed using only the last two digits, rather than four, to define the applicable year. Thus, any information technology (IT) systems with time-sensitive software might recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations and system failures. In addition, companies were at risk from Year 2000 failures on the part of third parties with which they interact.

    Our Company uses a significant number of IT systems that are essential to our operations. For this reason, we developed and implemented a four-phase plan to address our Year 2000 issues and to ensure that our IT systems would function properly in the year 2000 and thereafter. We believe that we have successfully rendered our IT systems Year 2000 compliant. Since January 1, 2000, we have not experienced disruptions to our business operations as a result of Year 2000 compliance problems or otherwise and have not received reports of any material Year 2000 compliance problems with any third parties with which we have material interactions. Although we do not believe that we have continued exposure to the Year 2000 issue, we cannot give assurances that we will not detect unanticipated Year 2000 compliance issues in the future. Additionally, we have tested the software in our product, the FastTAKE Blood Glucose Monitoring System, and believe that it is Year 2000 compliant.

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

    Forward-looking statements are based on current expectations of future events. We cannot guarantee that expectations expressed in forward-looking statements will be realized. Some important factors that could cause our actual results to differ materially from those projected in any such forward-looking statements are as follows:

     o Economic factors, including inflation and fluctuations in interest rates and foreign currency exchange rates and the potential effect of such fluctuations on revenues, expenses and resulting margins;

     o Competitive factors, including technological advances achieved and patents attained by competitors and generic competition;

     o Domestic and foreign healthcare changes resulting in pricing pressures, including the continued consolidation among healthcare providers, trends toward managed care and healthcare cost containment and government laws and regulations relating to sales and promotion, reimbursement and pricing generally;

     o Government laws and regulations, affecting domestic and foreign operations, including those relating to trade, monetary and fiscal policies, taxes, price controls, regulatory approval of new products and licensing;

     o Difficulties inherent in product development, including the potential inability to successfully continue technological innovation, complete clinical trials, obtain regulatory approvals in the United States and abroad, gain and maintain market approval of products and the possibility of encountering infringement claims by competitors with respect to patent or other intellectual property rights which can preclude or delay commercialization of a product;

     o Significant litigation adverse to our Company including product liability claims, patent infringement claims, and antitrust claims;

     o Product efficacy or safety concerns resulting in product recalls or declining sales;

     o The impact of business combinations, including acquisitions and divestitures, and organizational restructuring consistent with evolving business strategies; and

     o Issuance of new or revised accounting standards by the American Institute of Certified Public Accountants, the Financial Accounting Standards Board or the Securities and Exchange Commission;

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

    Our investing strategy, to manage interest rate exposure, is to invest in short-term, highly liquid investments. Currently, our short-term investments are in money market funds with original maturities of 90 days or less. At June 30, 2000, the fair value of our short-term investments approximated market value.

    In February 1998, our subsidiary, IMI, entered into a $42 million credit agreement with Chase. The Chase Credit Agreement consists of a $37 million term loan and a $5 million revolving line of credit. The term loan and revolving line of credit allow IMI to borrow funds at varying rates, including options to borrow at an alternate base rate plus a spread from 0.50% to 2.00% or the LIBOR rate plus a spread from 2.00% to 3.50%. The spreads depend on IMI's ratio of senior funded debt to EBITDA. IMI entered into an interest rate Swap Agreement with an effective date of March 31, 1998. This agreement protects approximately 50% of IMI's term loan against LIBOR interest rates rising over 7.5%. This agreement is effective through March 30, 2001. If the LIBOR rate increases one percentage point, as compared to the rate at June 30, 2000, we estimate an increase in our interest expense of approximately $202,000 in the next twelve months. If the LIBOR rate increases two percentage points, as compared to the rate at June 30, 2000, we estimate an increase in our interest expense of approximately $335,000 in the next twelve months.

FOREIGN CURRENCY RISK

We face exposure to movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse effect on our business, financial condition and results of operation. For the three and six months ended June 30, 2000, the net impact of foreign currency changes was a gain of $323,000 and $343,000, respectively. We do not use derivative financial instruments or other financial instruments to hedge economic exposures or for trading. Historically, our primary exposures have been related to the operations of our European subsidiaries. However, the sales of FastTAKE, our lead diabetes management product, are denominated in the currency in which the manufacturing costs are incurred. The loan received from LifeScan in June 1999 is denominated in British Pounds Sterling and therefore we are exposed to fluctuations between the British Pound and U.S. Dollar. The Euro was introduced as a common currency for members of the European Monetary Union in 1999. We have not determined the impact, if any, that the Euro will have on foreign exposure. We intend to hedge against fluctuations in the Euro if this exposure becomes material. At June 30, 2000, our assets related to non-dollar-denominated currencies amounted to approximately $33.1 million.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ABBOTT LABORATORIES ET ANOTHER V. CORBRIDGE GROUP PTY LTD AND SELFCARE PTY LTD.

    In November 1999, Abbott Laboratories (Abbott) commenced a lawsuit against the Company's Australian subsidiary, Selfcare Pty Ltd. and Corbridge, its Australian distributor, in the Federal Court of Australia. The complaint alleges that the Selfcare(R) Excel(R) ET disposable test strips (ET Test Strips) supplied by the Company to Corbridge infringe Australian Patent No. 572,138 (the Test Strip Patent) issued to Abbott's predecessor in title on May 5, 1988 (and assigned to Abbott only a few weeks prior to commencement of the proceedings). These test strips are marketed in Australia for use with Abbott's ExacTech brand sensor device. Abbott is seeking damages and an injunction against supply of the test strips in Australia. Abbott also sought to enjoin the defendants from the importation and supply of these blood glucose test strips in Australia during the pendency of the infringement litigation. On November 29, 1999, the court denied Abbott's motion for a preliminary injunction and on December 17, 1999, ordered an unusually fast track preparation for a final trial which commenced on April 26, 2000 in Sydney, Australia and which is continuing at the time of this filing.

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

BAYER CORPORATION V. SELFCARE, INC., INVERNESS MEDICAL, INC. AND CAN-AM CARE
    CORPORATION

    On January 18, 2000, Bayer Corporation (Bayer) filed suit (Case No:
00CV0040) in the United States District Court for the Northern District of Indiana (District Court) alleging claims in trademark infringement, trade dress infringement and unfair competition arising out of the Company's marketing in late 1999 of its new Excel(R) GE (now known as Excel(R) G) blood glucose test strips intended for use with Bayer's Glucometer Elite(R) meters. This matter has been settled through a Settlement Agreement dated April 14, 2000, the terms and conditions of which will not have a material adverse effect on the Company's sales, operations or financial performance.

BECTON, DICKINSON AND COMPANY V SELFCARE, INC. ET. AL.

    On January 3, 2000, Becton, Dickinson and Company (Becton Dickinson) filed suit against the Company in the U.S. District Court for the District of Delaware (Case No: 00-001) alleging that certain pregnancy and ovulation test kits sold by the Company infringe U.S. Patent Nos. 4,703,017 and 5,591,645. The Company was served with Becton Dickinson's complaint in April 2000 and filed its answer on May 30, 2000. The Company intends to defend this litigation vigorously and, in any event, does not believe that a negative outcome would have a material adverse impact on the Company's sales, operations or financial performance.

CAMBRIDGE BIOTECH CORPORATION AND CAMBRIDGE AFFILIATE CORPORATION V. RON
    ZWANZIGER, SELFCARE, INC., CAMBRIDGE DIAGNOSTICS IRELAND, LTD., TRINITY BIOTECH, PLC AND PASTEUR SANOFI DIAGNOSTICS

    On January 22, 1999, Cambridge Biotech Corporation (CBC) and Cambridge Affiliate Corporation (CAC) filed suit (Civil Action No. 99-378) in the Middlesex County Massachusetts Superior Court against the Company, its President, Ron Zwanziger, Cambridge Diagnostics Ireland, Ltd. (Cambridge Diagnostics), Trinity Biotech plc (Trinity) and Pasteur Sanofi Diagnostics (Pasteur). The complaint alleges, among other things, that actions taken by Mr. Zwanziger as President of CAC in connection with the sale by Cambridge Diagnostics of its diagnostics business to Trinity were not properly authorized and that, as a result of the actions, CBC may lose the benefit of valuable patent licenses from Pasteur. CBC's requested relief is to have the CAC/Trinity manufacturing and sales agreements declared null and void, the license between Pasteur and CBC declared to be in full force, to recover damages allegedly caused by the Company and Mr. Zwanziger, and to recover damages due to Pasteur's actions. CBC moved for a preliminary injunction, seeking to enjoin the Company, Cambridge Diagnostics, Mr. Zwanziger, and Trinity from acting pursuant to the CAC/Trinity agreements and to enjoin Pasteur from terminating its license agreements with CBC. Following a hearing on January 25, 1999, the Court denied CBC's motion. Thereafter, Pasteur successfully moved for dismissal on grounds that the issues between it and CBC should be litigated in France. The plaintiffs' appeal from that ruling is pending. Trinity has moved for dismissal on grounds that the issues between it and CBC should be litigated in Ireland or, instead, should be arbitrated. The Court denied Trinity's motion. The parties are currently conducting discovery. The Company believes that CBC's complaint against the Company, Mr. Zwanziger, and Cambridge Diagnostics is without merit and intends to defend the action vigorously. The Company has filed an Answer denying the material allegations of the Complaint along with a Counterclaim to declare its actions lawful and valid and to redress harm that may result if the court invalidates the sale of Cambridge Diagnostics' diagnostics business to Trinity despite CBC's representations to the Company that it had the right to make such a sale. The Company does not believe that an adverse outcome would have a material impact on the Company's sales, operations or financial performance.

MATSUSHITA ELECTRIC INDUSTRIAL CO., LTD. V. SELFCARE, INC., INVERNESS MEDICAL,
    INC. AND CAN-AM CARE CORPORATION

    On March 2, 2000, Matsushita Electric Industrial Co., Ltd. (Matsushita) filed suit (Case Number 00-143) in the United States District Court for the District of Delaware against the Company and two of its subsidiaries. The complaint alleges patent infringement of a patent used in connection with the manufacture and distribution of the Company's Excel(R) G test strips for use with the Bayer Glucometer Elite(R) meter. The Company intends to defend the action vigorously. Although a final ruling against the Company could have a material adverse impact on the Company's sales, operations or financial performance, based on a review of the Matsushita patent by the Company's outside patent counsel, the Company believes that its Excel(R) G test strips do not infringe the Matsushita Patent.

ROCHE DIAGNOSTICS CORPORATION VS. SELFCARE, INC. D/B/A INVERNESS MEDICAL
    TECHNOLOGY, INC. ET. ALS.

     On July 6, 2000, the Company was served with a complaint filed in the federal court in Indianapolis, Indiana by Roche Diagnostics Corporation against it and several of its subsidiaries for patent infringement. The complaint alleges that the Excel(R) G blood glucose test strips designed for use with test meters marketed by Bayer Corporation infringe a United States patent owned by Roche. The Company believes that the Excel(R) G strips do not infringe the patent at issue but, because the case was only recently filed, has not yet completed its testing and analysis. A final ruling against the Company could have a material adverse impact on the Company's sales, operations or financial performance.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The annual meeting of stockholders of the Company was held on May 9, 2000. The following items were submitted to a vote of securities holders at the annual meeting:

          (I) Robert M. Oringer, Willard L. Umphrey and Ron Zwanziger were re-elected as directors of the Company. The other directors whose terms of office continued after the meeting were: Carol R. Goldberg, Edward B. Roberts, John F. Levy and Peter Townsend.

          (II) The amendment to the Amended and Restated Certificate of Incorporation to change the name of the Company from Selfcare, Inc. to Inverness Medical Technology, Inc. was approved and adopted.

          (III) The increase of the number of shares available for purchase by eligible employees of the Company under the Company's Employee Stock Purchase Plan was authorized and approved.

          (IV) The 2000 Stock Option and Grant Plan under which the Board of Directors or a committee appointed by the Board of Directors would have the ability to grant stock options, stock appreciation rights and stock awards with respect to 750,000 shares of the Company's common stock was approved and adopted.

    The following table summarizes the votes for, against or withheld and the number of abstentions and broker non-votes with regard to each matter voted upon:

    CLASS: COMMON SHARES

                                                                  Against or
           Matter                                   For            Withheld     Abstentions   Broker Non-votes
           ------                                   ---            --------     -----------   ----------------
Election of:
  Mr. Oringer                                    15,870,736               0         256,504               0
  Mr. Umphrey                                    15,782,259               0         344,981               0
  Mr. Zwanziger                                  15,868,736               0         258,504               0

Approval of Amendment to Amended and
  Restated Certificate of Incorporation          15,986,897         122,107          18,236               0

Approval of Increase in Shares under
  Employee Stock Purchase Plan                    7,792,775         289,971         116,669       7,927,825

Approval of the 2000 Stock Option and Grant
  Plan                                            7,463,822         598,946         136,647       7,927,825



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.       EXHIBITS:

       EXHIBIT
       NUMBER             TITLE

         3.1 Certificate of Amendment of Amended and Restated Certificate of Incorporation as filed with the Secretary of State of Delaware dated May 9, 2000

         10.1     Inverness Medical Technology, Inc. 2000 Stock Option and Grant
                  Plan

         27.1     Financial Data Schedule

b.       REPORTS ON FORM 8-K:

         The Company filed no reports on Form 8-K during the three-month period ending June 30, 2000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       INVERNESS MEDICAL TECHNOLOGY, INC.

Date: August 11, 2000                  /s/    JEFFREY A. TEMPLER
                                       -------------------------
                                       Jeffrey A. Templer,
                                       Chief Financial Officer and an authorized
                                       officer