Form 10-Q
period 2000-09-30
INVERNESS MEDICAL TECHNOLOGY INC/DE
filed 2000-11-01
CIK 915901

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the quarterly period ended September 30, 2000

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

          The number of shares outstanding of the registrant's Common Stock as of October 30, 2000 was 25,145,447.


          Transitional Small Business Disclosure Format (check one):

                                  YES      NO  X
                                      ---     ---

                       INVERNESS MEDICAL TECHNOLOGY, INC.
                            (FORMERLY SELFCARE, INC.)

                                    FORM 10-Q

                For the Quarterly Period Ended September 30, 2000

    This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results of Inverness Medical Technology, Inc. (the Company or Inverness Medical) could differ materially from those set forth in the forward-looking statements. Factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Results" beginning on page 16 of this Form 10-Q.


                                TABLE OF CONTENTS


                                                                                                            PAGE
PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited):

          a)  Consolidated Statements of Operations for the three months ended September 30, 2000 and
                 1999 and the nine months ended September 30, 2000 and 1999                                  3

          b)  Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999                     4

          c)  Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and
              1999                                                                                           5

          d)  Notes to Consolidated Financial Statements                                                     6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations               12

Item 3. Quantitative and Qualitative Disclosures about Market Risk                                          23


PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                                                   24

Item 6. Exhibits and Reports on Form 8-K                                                                    27


SIGNATURES                                                                                                  28


PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               INVERNESS MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
                            (FORMERLY SELFCARE, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                      THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                    SEPTEMBER 30,
                                                                     2000            1999             2000            1999
                                                                     ----            ----             ----            ----
Net product sales                                                   $42,922,672   $33,047,073       $121,070,826   $89,004,945
Grants and other revenue                                                 90,827        99,159            246,959       641,750
                                                                         ------        ------            -------       -------
Net revenues                                                         43,013,499    33,146,232        121,317,785    89,646,695

Cost of sales                                                        25,160,358    21,804,818         70,595,222    60,957,161
                                                                     ----------    ----------         ----------    ----------

    Gross profit                                                     17,853,141    11,341,414         50,722,563    28,689,534
                                                                     ----------    ----------         ----------    ----------

Operating Expenses:
Research and development                                              3,290,551     1,773,577          9,478,396     4,356,715
Selling, general and administrative                                   9,882,019     9,390,001         28,910,281    26,839,432
                                                                      ---------     ---------         ----------    ----------

    Total operating expenses                                         13,172,570    11,163,578         38,388,677    31,196,147
                                                                     ----------    ----------         ----------    ----------

Operating income (loss)                                               4,680,571       177,836         12,333,886    (2,506,613)

Interest, including non-cash interest expense relating to
   issuance of warrants and amortization of original issue
   discount                                                          (1,579,262)   (1,997,458)        (5,731,109)   (5,697,752)

Other income (expense) (Note 5)                                         171,999        57,064          2,255,798      (135,300)
                                                                        -------        ------          ---------      ---------

  Income (loss) before dividends and accretion on mandatorily
    redeemable preferred stock of a subsidiary                        3,273,308    (1,762,558)         8,858,575    (8,339,665)

Dividends and accretion on mandatorily redeemable preferred
   stock of a subsidiary                                                (47,651)      (56,868)          (383,314)     (169,513)
                                                                        --------      --------          ---------     ---------

  Income (loss) before extraordinary loss and income taxes            3,225,657    (1,819,426)         8,475,261    (8,509,178)

Extraordinary loss on modification of notes payable (Notes 4
  and 6)                                                                     --            --           (799,729)     (306,092)
                                                                             --            --           ---------     ---------

  Income (loss) before income taxes                                   3,225,657    (1,819,426)         7,675,532    (8,815,270)

Provision for income taxes                                              147,355        14,895            434,761       348,516
                                                                        -------        ------            -------       -------

  Net income (loss)                                                  $3,078,302   $(1,834,321)       $ 7,240,771   $(9,163,786)
                                                                     ==========   ============       ===========   ============

Net income (loss) per common share - basic                               $0.12        $(0.11)             $0.30         $(0.64)
                                                                         =====        =======             =====         =======

Net income (loss) per common share - diluted                             $0.11        $(0.11)             $0.26         $(0.64)
                                                                         =====        =======             =====         =======

Weighted average shares - basic                                      24,957,114    17,282,270         22,618,417    16,503,290
                                                                     ==========    ==========         ==========    ==========

Weighted average shares - diluted                                    28,904,142    17,282,270         27,346,752    16,503,290
                                                                     ==========    ==========         ==========    ==========


        The accompanying notes are an integral part of these consolidated financial statements.

               INVERNESS MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
                            (FORMERLY SELFCARE, INC.)
                           CONSOLIDATED BALANCE SHEETS


                                                                                                   (UNAUDITED)
                                                                                                  SEPTEMBER 30,       DECEMBER 31,
                                                                                                      2000               1999
                                                                                                      ----               ----
                                           ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                                          $  6,139,848     $  5,233,594
Accounts receivable, net of reserves of $5,771,000 and $2,623,000 in 2000 and 1999,
   respectively                                                                                      25,150,308       20,557,573
Inventories (Note 3)                                                                                 13,430,146       12,367,265
Prepaid expenses and other current assets                                                             1,565,276        1,573,509
                                                                                                      ---------        ---------
              Total current assets                                                                   46,285,578       39,731,941

PROPERTY, PLANT AND EQUIPMENT, NET                                                                   12,371,581        9,779,498
GOODWILL, TRADEMARKS AND OTHER INTANGIBLE ASSETS, NET                                                59,473,407       63,281,897
DEFERRED FINANCING COSTS AND OTHER ASSETS, NET                                                        1,725,885        2,043,218
                                                                                                      ---------        ---------
                                                                                                   $119,856,451     $114,836,554
                                                                                                   ============     ============

                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of notes payable                                                                $ 33,966,158    $  21,483,140
   Accounts payable                                                                                  14,643,718       16,550,984
   Accrued expenses and other current liabilities                                                    13,864,305       10,119,326
   Current portion of deferred revenue                                                                  356,536          251,447
                                                                                                        -------          -------
              Total current liabilities                                                              62,830,717       48,404,897
                                                                                                     ----------       ----------

LONG-TERM LIABILITIES:
   Deferred revenue, net of current portion                                                             305,912          204,770
   Other long-term liabilities                                                                          139,000          161,000
   Notes payable, net of current portion                                                             18,894,535       38,892,273
                                                                                                     ----------       ----------
              Total long-term liabilities                                                            19,339,447       39,258,043
                                                                                                     ----------       ----------

COMMITMENTS AND CONTINGENCIES

MANDATORILY REDEEMABLE PREFERRED STOCK OF A SUBSIDIARY                                                4,327,561        3,944,247
                                                                                                      ---------        ---------
SERIES B CONVERTIBLE PREFERRED STOCK, $0.001 par value:
  Authorized and issued - 8,000 shares
  Outstanding - 3,580 shares in 1999                                                                         --        5,109,841
                                                                                                             --        ---------

STOCKHOLDERS' EQUITY:
  Series C, D and E preferred stock, $0.001 par value:
      Authorized - 88,500 shares
      Issued - 74,041 shares
      Outstanding - 74,041 shares in 1999                                                                    --        7,912,447
  Common stock, $0.001 par value:
      Authorized - 40,000,000 shares
      Issued - 25,831,654 and 18,952,960 shares in 2000 and 1999, respectively                           25,832           18,953
  Additional paid-in capital                                                                        131,247,747      113,794,227
  Less - Treasury stock, at cost, 743,678 shares                                                     (3,724,900)      (3,724,900)
  Accumulated deficit                                                                               (93,338,312)    (100,205,500)
  Accumulated other comprehensive income                                                               (851,641)         324,299
                                                                                                       ---------         -------
              Total stockholders' equity                                                             33,358,726       18,119,526
                                                                                                     ----------       ----------
                                                                                                   $119,856,451     $114,836,554
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

               INVERNESS MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
                            (FORMERLY SELFCARE, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                     NINE MONTHS ENDED
                                                                                                       SEPTEMBER 30,
                                                                                                  2000               1999
                                                                                                  ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                            $ 7,240,771         $(9,163,786)
  Adjustments to reconcile net income (loss) to net cash provided by (used in)
    operating activities:
    Accretion on preferred stock of a subsidiary                                                   383,314             169,513
    Noncash interest expense related to amortization of original issue discount and
      issuance of warrants                                                                         387,409             250,990
    Noncash portion of extraordinary loss on modification of notes payable                         485,485             227,997
    Noncash compensation expense related to issuance of and modifications made to common
      stock options                                                                                429,430                  --
    Gain on sale of investment in Theratase plc                                                 (1,757,229)                 --
    Amortization of deferred revenue                                                              (244,544)           (614,720)
    Depreciation and amortization                                                                4,470,382           4,764,936
    Changes in assets and liabilities:
       Accounts receivable                                                                      (5,565,345)         (2,560,373)
       Inventories                                                                              (1,585,867)         (2,538,109)
       Prepaid expenses and other current assets                                                   200,381              43,889
       Accounts payable                                                                           (963,950)          4,914,531
       Accrued expenses and other current liabilities                                            6,101,040            (228,464)
                                                                                                 ---------            ---------
                  Net cash provided by (used in) operating activities                            9,581,277          (4,733,596)
                                                                                                 ---------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                                    (5,103,294)         (2,646,753)
  Cash received from affiliated company as repayment of loan                                            --             403,875
  Cash received from sale of investment in Theratase plc                                         3,328,464                  --
  Increase in other assets                                                                          (9,200)             (5,012)
                                                                                                    -------             -------
                  Net cash used in investing activities                                         (1,784,030)         (2,247,890)
                                                                                                -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock and preferred stock                                 2,427,964           2,908,528
  Proceeds from borrowings under notes payable                                                   6,820,781          10,901,810
  Repayments of notes payable                                                                  (15,273,271)         (8,315,058)
  Increase in deferred revenue                                                                     541,644                  --
  Cash paid for deferred financing cost                                                           (571,924)            (74,647)
                                                                                                  ---------            --------
                  Net cash (used in) provided by financing activities                           (6,054,806)          5,420,633
                                                                                                -----------          ---------

FOREIGN EXCHANGE EFFECT ON CASH AND CASH EQUIVALENTS                                              (836,187)           (327,296)
                                                                                                  ---------           ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                               906,254          (1,888,149)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                     5,233,594           9,199,630
                                                                                                 ---------           ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                       $ 6,139,848        $  7,311,481
                                                                                               ===========        ============

Supplemental Disclosures of Cash Flow Information:

  Cash paid for -
    Interest                                                                                   $ 5,218,022        $  4,044,578
                                                                                               ===========        ============
    Income taxes                                                                               $   573,551        $    313,500
                                                                                               ===========        ============

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

2) CASH AND CASH EQUIVALENTS

The Company considers all highly liquid cash investments with maturities of three months or less at the date of acquisition to be cash equivalents. At September 30, 2000, the Company's cash equivalents consisted of money market funds.

3) INVENTORIES

Inventories are comprised of the following:

                                    SEPTEMBER 30, 2000     DECEMBER 31, 1999
                                        (unaudited)

          Raw materials                  $ 4,074,310           $ 3,223,461
          Work-in-process                  2,434,563             1,675,700
          Finished goods                   6,921,273             7,468,104
                                          ----------             ---------
                                         $13,430,146           $12,367,265
                                         ===========           ===========

4) NON-CASH EXPENSES

For the nine months ended September 30, 2000, the Company recognized a $800,000 extraordinary loss, of which $485,000 was noncash, related to the refinancing of its subordinated revenue royalty notes (see Note 6). Also, for the nine months ended September 30, 2000, the Company recognized $387,000 of noncash interest expense which represents the amortization of the original issue discount and the issuance of warrants related to its subordinated promissory notes.

For the nine months ended September 30, 1999, the Company recognized a $306,000 extraordinary loss, of which $228,000 was noncash, related to the modification of its senior subordinated convertible notes in January 1999. Also, for the nine months ended September 30, 1999, the Company recognized $251,000 of noncash interest expense, most of which represents the amortization of the original issue discount and the issuance of warrants related to its subordinated promissory notes.

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

               INVERNESS MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
                            (FORMERLY SELFCARE, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6) SUBORDINATED NOTES

During June 2000, the Company entered into a securities purchase agreement pursuant to which it sold units (the Units) having an aggregate purchase price of $19.3 million primarily for the purpose of retiring its outstanding $10.2 million two-year subordinated promissory notes (Two-year Subordinated Notes) and $7.5 million subordinated revenue royalty notes (Revenue Royalty Notes). Each Unit consists of (i) $25,000 in principal amount of a subordinated promissory note (the New Subordinated Promissory Note) and (ii) a warrant (Warrant) to acquire 123 shares of the Company's common stock. In the aggregate, the Company issued Warrants to purchase 119,350 shares of its common stock with exercise prices ranging from $7.94 to $15.38. The New Subordinated Promissory Notes were sold on various closing dates in accordance with the maturity dates and prepayment dates of the securities being retired and are due on the first anniversary of their date of issuance. The Warrants may be exercised at any time on or prior to the tenth anniversary of their date of issuance. Upon issuance of the New Subordinated Promissory Notes and Warrants the Company allocated a total of $971,000 of the proceeds to the Warrants and is amortizing such original issuance discount and the related deferred financing costs (as described below) over the one-year life of the New Subordinated Promissory Notes.

The New Subordinated Promissory Notes bear interest at a rate equal to 12.5% per year, payable quarterly on the first day of each quarter beginning on October 1, 2000. The Company may prepay the New Subordinated Promissory Notes in whole or in part at any time subject to a prepayment premium.

U.S. Boston Capital Corporation (U.S. Boston), the majority shareholder of which is a director of the Company, acted as the placement agent for the offering of the New Subordinated Promissory Notes. As compensation for its services as placement agent, U.S. Boston received cash commissions and a non-accountable expense allowance totaling $356,000, which the Company recorded as deferred financing costs. On June 26, 2000, the first closing date (as described below), U.S. Boston received a Warrant to acquire 10,000 shares of the Company's common stock on terms identical to those of the Warrants issued to the subscribers in that closing. The value of this Warrant was $82,500 and was recorded as deferred financing costs.

Pear Tree Royalty Company, Inc. (Pear Tree), as the authorized representative of the holders of the New Subordinated Promissory Notes, received Warrants to purchase 14,262 shares of the Company's common stock on terms identical to those of the Warrants issued to the subscribers. A director of the Company is also a director and shareholder of Pear Tree. The value of these Warrants was $154,000 and was recorded as deferred financing costs.

Among the holders of the New Subordinated Promissory Notes were three directors of the Company who purchased Units with an aggregate purchase price of $781,000.

In connection with the above transactions, the Company notified holders of the Revenue Royalty Notes on June 29, 2000 of its intention to prepay those notes on July 31, 2000 according to their applicable terms and conditions. In so doing, the Company effectively made a binding commitment to prepay such notes. As a result, the Company followed the provisions of Emerging Issues Task Force (EITF) Issue No. 96-19, DEBTOR'S ACCOUNTING FOR A MODIFICATION OR EXCHANGE OF DEBT INSTRUMENTS, and recorded an extraordinary loss of $800,000 in June 2000 since the refinancing resulted in a "substantial modification" to the Company's indebtedness, as this term is defined in EITF 96-19. The extraordinary loss includes $485,000 in write-offs of unamortized deferred financing costs related to the Revenue Royalty Notes and $314,000 in additional premium incurred as a result of prepaying the Revenue Royalty Notes. On July 31, 2000, the Company retired all of its outstanding Revenue Royalty Notes.

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

9) EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                                                        THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                      SEPTEMBER 30,
                                                                        2000             1999             2000             1999
                                                                        ----             ----             ----             ----
  NUMERATOR:
     Net income (loss)                                               $ 3,078,302       $(1,834,321)    $ 7,240,771      $(9,163,786)
     Premium on Series B convertible preferred stock                          --                --        (196,827)        (808,453)
     Dividends on Series C, D and E convertible preferred stock               --          (130,636)       (176,756)        (590,260)
                                                                  ----------------- ---------------  ---------------- --------------
       Numerator for basic earnings (loss) per share - income
         (loss) available to common shareholders                       3,078,302        (1,964,957)      6,867,188      (10,562,499)

     Effect of dilutive securities:
       Dividends on Series C, D and E convertible preferred
         stock                                                                --                --         176,756               --
                                                                  ----------------- ---------------  ---------------- --------------
       Numerator for diluted earnings (loss) per share income
         (loss) available to common shareholders after
         assuming conversion                                         $ 3,078,302       $(1,964,957)    $ 7,043,944     $(10,562,499)
                                                                  ================= ===============  ================ ==============
  DENOMINATOR:
     Denominator for basic earnings (loss) per share -
        weighted average shares                                       24,957,114        17,282,270      22,618,417       16,503,290
     Effect of dilutive securities:
       Employee stock options                                          3,542,784                --       2,597,744               --
       Warrants                                                          404,244                --         282,636               --
       Series C, D and E convertible preferred stock                          --                --       1,847,955               --
                                                                  ----------------- --------------- ----------------- --------------
     Dilutive potential common shares                                  3,947,028                --       4,728,335               --
                                                                  ----------------- ---------------  ---------------- --------------
       Denominator for diluted earnings (loss) per share -
         adjusted weighted-average shares and assumed
         conversions                                                  28,904,142        17,282,270      27,346,752       16,503,290
                                                                  ================= =============== ================= ==============
  BASIC EARNINGS (LOSS) PER SHARE                                 $         0.12    $        (0.11) $         0.30    $       (0.64)
                                                                  ================= =============== ================= ==============
  DILUTED EARNINGS (LOSS) PER SHARE                               $         0.11    $        (0.11) $         0.26    $       (0.64)
                                                                  ================= =============== ================= ==============

Options and warrants to purchase an aggregate of 29,822 and 500,790 shares of the Company's common stock at exercise prices ranging from $15.383 to $18.500 and $9.938 to $18.500 per share were outstanding during the three and nine months ended September 30, 2000, respectively, but were not included in the computation of diluted earnings per share because the exercise prices of the options and warrants were greater than the average market price of the common stock in the respective periods, and therefore the effect would have been antidilutive.

               INVERNESS MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
                            (FORMERLY SELFCARE, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


9) EARNINGS PER SHARE (CONTINUED)

During the nine months ended September 30, 2000, the Company had Series B convertible preferred stock (the Series B Preferred Stock) outstanding that could have resulted in 332,017 shares of the Company's common stock, assuming conversion at the beginning of the period according to Statement of Financial Accounting Standard (SFAS) No. 128, EARNINGS PER SHARE. However, the Series B Preferred Stock was not included in the computation of diluted earnings per share because the effect of the inclusion of such potential common stock and the related dividends of $196,827 would have been antidilutive.

During the three and nine months ended September 30, 1999, the Company had outstanding options and warrants, Series B Preferred Stock and senior subordinated convertible notes (collectively, the Potential Common Stock), that were exercisable or convertible into shares of the Company's common stock. The Potential Common Stock was not included in the calculation of diluted net loss per share since the inclusion thereof would have been antidilutive.

10) COMPREHENSIVE INCOME

The Company's only item of comprehensive income relates to foreign currency translation adjustments. Comprehensive income for the three months ended September 30, 2000 and 1999 was approximately $489,000 and $556,000 more than reported net income, respectively, and for the nine months ended September 30, 2000 and 1999 was approximately $1,176,000 less and $97,000 more than reported net income, respectively, due to foreign currency translation adjustments.

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

The Company evaluates performance based on earnings before interest expense, taxes, depreciation and amortization (EBITDA). Segment information for the three and nine months ended September 30, 2000 and 1999, respectively, is as follows:


                                                                   Women's          Clinical       Corporate and
                                                  Diabetes          Health         Diagnostics         Other            Total
                                              -------------------------------------------------------------------------------------
THREE MONTHS ENDED SEPTEMBER 30, 2000
Net product sales from external customers          $29,436,179    $10,943,493       $2,543,000     $         -       $ 42,922,672
Grant and other revenue                                      -              -                -          90,827             90,827
                                              -------------------------------------------------------------------------------------
Total net revenue                                  $29,436,179    $10,943,493       $2,543,000     $    90,827       $ 43,013,499
EBITDA                                             $ 5,334,555    $ 2,299,419       $  130,000     $(1,427,048)      $  6,336,926

NINE MONTHS ENDED SEPTEMBER 30, 2000
Net product sales from external customers          $79,991,668    $33,304,158       $7,775,000     $         -       $121,070,826
Grant and other revenue                                      -              -                -         246,959            246,959
                                              -------------------------------------------------------------------------------------
Total net revenue                                  $79,991,668    $33,304,158       $7,775,000     $   246,959       $121,317,785
EBITDA                                             $13,299,802    $ 8,119,838       $  548,000     $(4,312,840)      $ 17,654,800
Assets                                             $61,826,547    $45,691,495       $5,603,551     $ 6,734,858       $119,856,451

AT DECEMBER 31, 1999
Assets                                             $55,257,241    $44,397,523       $5,698,264    $  9,483,526       $114,836,554


               INVERNESS MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
                            (FORMERLY SELFCARE, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


11) FINANCIAL INFORMATION BY SEGMENT (CONTINUED)


                                                                   Women's         Clinical       Corporate and
                                                  Diabetes          Health        Diagnostics         Other            Total
                                              -------------------------------------------------------------------------------------
THREE MONTHS ENDED SEPTEMBER 30, 1999
Net product sales from external customers          $19,138,661    $11,424,412       $2,484,000     $         -      $  33,047,073
Grant and other revenue                                      -              -                -          99,159             99,159
                                              -------------------------------------------------------------------------------------
Total net revenue                                  $19,138,661    $11,424,412       $2,484,000     $    99,159      $  33,146,232
EBITDA                                             $   893,928    $ 2,276,162       $ (286,576)    $(1,210,839)     $   1,672,675

NINE MONTHS ENDED SEPTEMBER 30, 1999
Net product sales from external customers          $48,906,798    $31,757,445       $8,340,702     $         -      $  89,004,945
Grant and other revenue                                316,441              -                -         325,309            641,750
                                              -------------------------------------------------------------------------------------
Total net revenue                                  $49,223,239    $31,757,445       $8,340,702     $   325,309      $  89,646,695
EBITDA                                             $    44,086    $ 5,316,855       $  165,838     $(3,846,337)     $   1,680,442



                                                      Three Months Ended September 30,      Nine Months Ended September 30,
                                                   --------------------------------------  -----------------------------------
Reconciliation of EBITDA to Net Income (Loss)             2000               1999               2000              1999
                                                   --------------------------------------  -----------------------------------
EBITDA                                                 $ 6,336,926        $ 1,672,675         $17,654,800        $ 1,680,442
Depreciation and amortization expense                   (1,416,902)        (1,521,090)         (4,470,382)        (4,764,936)
Amortization of deferred revenue                            89,272             98,384             244,544            614,720
Interest expense                                        (1,629,643)        (2,145,803)         (5,898,187)        (6,002,891)
Income taxes                                              (147,355)           (14,895)           (434,761)          (348,516)
Other noncash or non-recurring items                      (153,996)            76,408             144,757           (342,605)
                                                   --------------------------------------  -----------------------------------
Net income (loss)                                      $ 3,078,302        $(1,834,321)        $ 7,240,771        $(9,163,786)
                                                   ======================================  ===================================


12)      SUBSEQUENT EVENTS

PENDING ACQUISITION OF INTEG INCORPORATED

On October 3, 2000, the Company entered into a definitive agreement (the Integ Agreement) to acquire Integ Incorporated (Integ), a publicly traded development stage company based in Minnesota. Integ has developed a proprietary sampling technology to extract interstitial fluid from the top layers of the skin eliminating the need to draw blood for the continuous blood glucose monitoring self-management system. Under the terms of the Integ Agreement, the Company will issue 1.9 million shares of its common stock in exchange for all of Integ's common equity and make payments of approximately $5.5 million in cash to redeem shares of Integ's preferred stock. The Company will account for this acquisition as a purchase of assets. The Company expects to record a significant amount of intangible assets in connection with this acquisition and incur a significant charge in the quarter in which the acquisition is completed to write off a portion of the purchase price as in-process research and development. Subject to various closing conditions, including approval by Integ's stockholders, the Company anticipates closing the acquisition in the first quarter of 2001.

DEVELOPMENT AND LICENSE AGREEMENT WITH DEBIOTECH, S.A.

On October 14, 2000, the Company entered into a development and license agreement (the Debiotech Agreement) with Debiotech, S.A. (Debiotech), a privately owned Swiss company. Under the Debiotech Agreement, Debiotech will seek to develop an externally-worn insulin pump using its patented Micro Electro-Mechanical Systems (MEMS) technology and the Company will make a $10 million development and license fee payment prior to December 30, 2000 to obtain the exclusive right to commercialize products using Debiotech's MEMS technology. In addition, the Company will pay a royalty ranging from 6.5% to 10% of sales depending upon various factors. The Company also received an option, exercisable in certain circumstances for an additional fee, for the exclusive right to commercialize an implantable insulin pump, which Debiotech may seek to develop using its technology.

               INVERNESS MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
                            (FORMERLY SELFCARE, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


12)      SUBSEQUENT EVENTS (CONTINUED)

PROPOSED PUBLIC OFFERING

On October 24, 2000, the Company filed a registration statement with the U.S. Securities and Exchange Commission relating to its proposed public offering (the Offering) of 3,600,000 shares of its common stock, of which 3,350,000 shares will be offered by the Company and 250,000 shares will be offered by selling stockholders. The Company and selling stockholders have granted the underwriters an option to purchase up to an additional 540,000 shares of common stock, of which 150,000 shares will be offered by the Company and 390,000 shares will be offered by selling stockholders solely to cover any over-allotments.

The Company intends to use the net proceeds from the Offering to repay certain indebtedness, to fund its acquisition of Integ (see description above), to pay Debiotech's development and license fee (see description above), to fund the redemption of the preferred stock of a subsidiary and for working capital and other general corporate purposes, including other possible acquisitions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    We develop, manufacture and market innovative products focused primarily on diabetes self-management. Our principal products are advanced electrochemical blood glucose monitoring systems that are used by people with diabetes to determine their glucose levels in order to manage their disease. Our systems are accurate, small, fast and easy to use. They utilize our proprietary biosensor test strips, which quickly draw blood into the strip, require only a small sample and provide users with the option of sampling from the forearm, thus avoiding the need for finger sticking. We recently received FDA clearance for our second generation electrochemical system, which we expect to begin shipping in the fourth quarter of 2000. This system utilizes our latest proprietary test strip with a reduced blood sample requirement of just one microliter, and features the fastest test time of any commercially available system at five seconds, providing enhanced convenience and comfort. We use our diabetes expertise to design and manufacture low cost alternative test strips for use in leading brand glucose meters made by other manufacturers. We also market a full family of ancillary diabetes supplies such as syringes, lancets, glucose tables, and specialty skin creams. In addition to our diabetes products, we sell women's health products, including home pregnancy detection tests, ovulation prediction tests and a line of nutritional supplements.

    We have a global distribution agreement with LifeScan, a subsidiary of Johnson & Johnson, with respect to our electrochemical blood glucose monitoring systems, which they market as the ONE TOUCH-Registered Trademark-FastTake-Registered Trademark- and ONE TOUCH-Registered Trademark-Ultra. LifeScan, a leader in the blood glucose monitoring market, has publicly announced its intention to shift its focus from its older photometric-based systems to electrochemical systems. Currently, we are the only supplier of such systems to LifeScan. Accordingly, we anticipate a significant increase in unit sales of our meters and test strips and we are continuing to increase capacity in order to meet anticipated demand. Based upon this anticipated demand, we expect that LifeScan will become eligible for its last scheduled volume-based price reduction in the first quarter of 2001 under the terms of our distribution agreement, resulting in a decrease in our earnings in that quarter as compared to the fourth quarter of 2000. We market our other products to consumers through our own established retail distribution networks, including Wal-Mart, CVS and Walgreens.

RECENT DEVELOPMENTS

PENDING ACQUISITION OF INTEG INCORPORATED

    On October 3, 2000, we entered into a definitive agreement to acquire Integ Incorporated, a publicly traded development stage company. Integ, which was incorporated in 1990 and is headquartered in Minnesota, has developed a proprietary sampling technology which extracts interstitial fluid from the top layers of the skin. We may be able to use Integ's technology, supplemented by our internal research and development efforts, to develop products that are complementary to our current product offerings in the areas of diabetes management and medical diagnostics.

    The purchase price for Integ consists of 1.9 million shares of our common stock in exchange for all of Integ's common equity and approximately $5.5 million in cash to redeem shares of Integ's preferred stock. We will record a significant amount of intangible assets in connection with this acquisition and will incur a significant charge it he quarter in which the acquisition is completed to write off of a portion of the purchase price as in-process research and development. We anticipate that the acquisition will close early in the first quarter of 2001. However, our acquisition of Integ is subject to various closing conditions, including approval by Integ's stockholders, and may not be completed by this date, if at all.

DEVELOPMENT AND LICENSE AGREEMENT WITH DEBIOTECH, S.A.

    On October 14, 2000, we entered into a development and license agreement with Debiotech, S.A., pursuant to which Debiotech will seek to develop an externally-worn insulin pump using its patented Micro Electro-Mechanical Systems technology in exchange for a $10 million fee. We also received an option, exercisable in certain circumstances for an additional fee, for the exclusive right to commercialize an implantable insulin pump which Debiotech may seek to develop using its technology.

RESULTS OF OPERATIONS

    NET REVENUES. Net revenues increased $9.9 million, or 30%, to $43.0 million for the three months ended September 30, 2000 from $33.1 million for the three months ended September 30, 1999. Net revenues increased $31.7 million, or 35%, to $121.3 million for the nine months ended September 30, 2000 from $89.6 million for the nine months ended September 30, 1999. The primary reason for the increase in revenues was the increased diabetes product sales, especially the One Touch-Registered Trademark- FaSTTAke-Registered Trademark- blood glucose monitoring system, which is distributed by LifeScan, Inc. (LifeScan), a Johnson & Johnson company. One Touch-Registered Trademark- FaSTTAke-Registered Trademark- sales were driven by strong market acceptance. In addition, the introduction of our low cost alternative electrochemical blood glucose monitoring test strip, Excel-TM- G (formerly Excel-TM- GE), for use with Glucometer Elite-Registered Trademark- meters sold by Bayer in the fourth quarter of 1999 contributed to the increased diabetes sales in 2000. Net product sales from our diabetes management segment were $29.4 million for the three months ended September 30, 2000, an increase of $10.3 million or 54% as compared to net diabetes product sales of $19.1 million for the three months ended September 30, 1999. Likewise, net diabetes product sales were $80.0 million for the nine months ended September 30, 2000, an increase of $31.1 million or 64% as compared to net diabetes product sales of $48.9 million for the nine months ended September 30, 1999. Net diabetes product sales accounted for 68% and 66% of net revenues for the three and nine months ended September 30, 2000, respectively, compared to 58% and 55% of net revenues for the three and nine months ended September 30, 1999, respectively. Net product sales from our women's health segment were $10.9 million for the three months ended September 30, 2000, a decreaseof $481,000 or 4% as compared to net women's health product sales of $11.4 million for the three months ended September 30, 1999. However, net women's health product sales were $33.3 million for the nine months ended September 30, 2000, an increase of $1.5 million or 5% as compared to net women's health product sales of $31.8 million for the nine months ended September 30, 1999. The decrease in net women's health product sales comparing the third quarters of 2000 and 1999, respectively, resulted from decreased sales in our nutritional product lines. The primary factor in the year-to-date increased sales of our women's health products was an increase in sales of branded and private label pregnancy and ovulation tests. Net women's health product sales accounted for 25% and 27% of total net revenues for the three and nine months ended September 30, 2000, respectively, compared to 34% and 35% of total net revenues for the three and nine months ended September 30, 1999, respectively, as a result of the significant increase in diabetes product sales. Net sales of clinical diagnostic products increased slightly by $59,000 for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999 while decreased by $566,000 for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. Grant and other revenue were $91,000 and $247,000 for the three and nine months ended September 30, 2000, respectively, compared to $99,000 and $642,000 for the three and nine months ended September 30, 1999, respectively.

    GROSS PROFIT. Gross profit increased by $6.5 million or 57% to $17.9 million for the three months ended September 30, 2000 from $11.3 million for the three months ended September 30, 1999. Similarly, gross profit increased by $22.0 million or 77% to $50.7 million for the nine months ended September 30, 2000 from $28.7 million for the nine months ended September 30, 1999. Gross margin of net product sales increased to 41% and 42% for the three and nine months ended September 30, 2000, respectively, compared to 34% and 32% for the three and nine months ended September 30, 1999, respectively. The significant improvements in gross profit and gross margin of net product sales primarily resulted from the increase in sales of FastTAKE systems and reductions in per unit manufacturing costs attributed to lower material costs, improved yields and volume related efficiency at our diabetes product manufacturing facility in Inverness, Scotland.

    RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense increased by $1.5 million or 86% for the three months ended September 30, 2000 to $3.3 million from $1.8 million for the three months ended September 30, 1999. For the nine months ended September 30, 2000, research and development expense increased by $5.1 million or 118% to $9.5 million from $4.4 million for the nine months ended September 30, 1999. The increase in research and development expense resulted from research programs directed towards glucose monitoring systems. We expect to continue to spend significant amounts on research and development in the area of diabetes management.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased by $492,000 or 5% to $9.9 million for the three months ended September 30, 2000 from $9.4 million for the three months ended September 30, 1999. For the nine months ended September 30, 2000, selling, general and administrative expense increased by $2.1 million or 8% to $28.9 million from $26.8 million for the nine months ended September 30, 1999. The year-to-date increase in selling, general and administrative expense resulted from higher marketing expenditures related to sales of our Excel-TM-G product and diabetes supplies, increased legal fees related to the defense of the Abbott lawsuits against us and a one-time noncash compensation charge of $429,000 related to stock options granted to consultants. Selling, general and administrative expense as a percentage of net revenues was 23% and 24% for the three and nine months ended September 30, 2000, respectively, compared to 28% and 30% for the three and nine months ended September 30, 1999, respectively.

    INTEREST. Interest expense, net of interest income, decreased by $418,000 or 21% to $1.6 million for the three months ended September 30, 2000 from $2.0 million for the three months ended September 30, 1999. Net interest expense remained unchanged for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. Comparing the third quarters of 2000 and 1999, net interest expense decreased as a result of a lower total average outstanding debt balance during these periods.

    OTHER INCOME (EXPENSE). We recorded other income of $172,000 for the three months ended September 30, 2000 and $2.3 million for the nine months ended September 30, 2000. For the three months ended September 30, 2000, we recorded other income of $57,000 and for the nine months ended September 30, 1999 we incurred other expense of $135,000. Generally, other income or expense represents foreign currency exchange transaction gains and losses. During the three and nine months ended September 30, 2000, we recognized $112,000 and $562,000, respectively, in foreign exchange gain as a result of the strong U.S. Dollar versus the British Pound Sterling on the loans received from LifeScan (as described below in the "Liquidity and Capital Resources" section), which is denominated in British Pound Sterling. Additionally, during the nine months ended September 30, 2000, we also recorded a gain of $1.8 million from the sale of our holding of 8.6 million shares in Theratase plc (see Note 5 of the accompanying "Notes to Consolidated Financial Statements").

    DIVIDENDS AND ACCRETION ON MANDATORILY REDEEMABLE PREFERRED STOCK OF A SUBSIDIARY. Inverness Medical Limited, our subsidiary in Inverness, Scotland, accrued $48,000 and $383,000 for the three and nine months ended September 30, 2000, respectively, representing dividends payable and accretion on the outstanding cumulative redeemable preference shares, as compared to $57,000 and $170,000 for the three and nine months ended September 30, 1999, respectively. In June 2000, we recorded a one-time 15% accretion, which amounted to 150,000 British Pound Sterling ($227,000), because we elected not to redeem the first issue of such preferred shares within five years of its original issue date, or June 23, 2000 (see discussion below in the "Liquidity and Capital Resources" section).

    EXTRAORDINARY LOSS. In the second quarter of 2000, we recorded an extraordinary loss of $800,000 ($486,000 of which was noncash expense) for the refinancing of our subordinated revenue royalty notes (see Note 6 of the accompanying "Notes to Consolidated Financial Statements"). In the first quarter of 1999, we recorded an extraordinary loss of $306,000 ($228,000 of which was noncash expense) for the modification of our then outstanding senior subordinated convertible notes.

    INCOME TAXES. For the three and nine months ended September 30, 2000, we recorded provisions of $147,000 and $435,000, respectively, for income taxes compared to $15,000 and $349,000 for the three and nine months ended September 30, 1999, respectively. Substantially all of the income tax provisions reflect certain state income taxes relating to our subsidiaries in the United States.

    NET INCOME (LOSS). For the three months ended September 30, 2000, we realized a net income of $3.1 million compared to a net loss of $1.8 million for the three months ended September 30, 1999. The basic and diluted earnings per common share for the three months ended September 30, 2000 were $0.12 and $0.11, respectively, compared to a basic and diluted loss per common share of $0.11 for the three months ended September 30, 1999. For the nine months ended September 30, 2000, we realized a net income of $7.2 million compared to a net loss of $9.2 million for the nine months ended September 30, 1999. The basic and diluted earnings per common share for the nine months ended September 30, 2000 were $0.30 and $0.26, respectively, compared to a basic and diluted loss per common share of $0.64 for the nine months ended September 30, 1999. See Note 9 of the accompanying "Notes to Consolidated Financial Statements". The results for the nine-month periods ending September 30, 2000 and 1999 included significant non-recurring, noncash charges and income as detailed above. Excluding the nonrecurring and noncash charges and income, net income for the nine months ended September 30, 2000 was $6.7 million compared to net losses of $8.9 million for the nine months ended September 30, 1999. Excluding the nonrecurring and noncash charges and income, basic and diluted earnings per common share were $0.28 and $0.24, respectively, for the nine months ended September 30, 2000, compared to a basic and diluted net loss per common share of $0.62 for nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

    We have historically funded our business through operating cash flows, proceeds from borrowings and the issuance of equity securities. During the first nine months of 2000, we generated cash of $9.6 million from our operating activities due primarily to net income of $11.4 million, adjusted for noncash items. During the first nine months of 2000, we used cash of $1.8 million for our investing activities, consisting of $5.1 million used primarily at Inverness to purchase property and equipment offset by cash received of $3.3 million from the sale of our shares in Theratase plc. During the first nine months of 2000, we used cash of $6.1 million for financing activities, including our principal repayments on loans from Chase Manhattan Bank and LifeScan and net proceeds paid for the refinancing of subordinated notes, which were partially offset by a $542,000 capital grant received by us and $2.4 million in proceeds received from the issuance of common stock. Working capital deficit was $(16.5) million at September 30, 2000 compared to $(8.7) million at December 31, 1999.

    In February 1998, we acquired Can-Am, a leading supplier of diabetes care products, for a combination of cash, notes and shares of common stock. At the time, we entered into a $42 million credit agreement with Chase Manhattan Bank to fund the cash portion of the purchase price and to repay outstanding indebtedness under a prior credit facility. The Chase credit agreement consists of a $37 million term loan and a $5 million revolving line of credit. Borrowings under the Chase credit agreement are secured by the capital stock of one of our subsidiaries, our assets and the assets of our subsidiaries. Our subsidiary is required to make quarterly principal payments on the term portion of the loan ranging from $1.2 million to $1.8 million through December 31, 2003. Our subsidiary must also make mandatory prepayments on the term loan if it meets certain cash flow thresholds, sells assets outside of the ordinary course of business, issues or sells indebtedness or issues stock. During the first nine months of 2000, our subsidiary has made quarterly principal payments and mandatory prepayments totaling $5.5 million. At September 30, 2000, the unused balance of the revolving line of credit was approximately $2.1 million.

    We entered into amendments of our agreements with LifeScan in June 1999. Under the amended agreements, we develop and supply to LifeScan additional products for monitoring blood glucose in humans. Upon the execution of the amended agreements, LifeScan provided us with an initial loan of (pound)6,250,000 (approximately $9,900,000) to fund the increased costs related to the anticipated production levels. LifeScan has also committed to make additional loans of up to (pound)8,125,000 (approximately $12,000,000) to us upon the accomplishment of certain milestones relating to new products we are to develop for LifeScan. Through September 30, 2000, we have received (pound)2,031,250 (approximately $2,900,000) in additional loans from LifeScan. Interest on the initial and additional loans accrues at 11% and is payable quarterly. The aggregate principal amount of the initial and additional loans is to be repaid by deducting (pound)0.0125 (approximately $0.02) from the invoice price of each strip we sell to LifeScan commencing on the date of the initial loan. On September 30, 2000, the balance of the outstanding initial and additional LifeScan loans was approximately $6.6 million.

    During June, July and August 2000, we sold units having an aggregate purchase price of $19.3 million for the purpose of retiring certain outstanding subordinated revenue royalty notes and subordinated promissory notes that were issued in 1997 and 1998, respectively. Each unit consists of (i) $25,000 in principal amount of a new subordinated promissory note and (ii) a warrant to acquire 123 shares of our common stock. The new subordinated promissory notes were sold in accordance with the maturity dates and prepayment dates of the notes being retired. In the aggregate, we issued warrants to purchase 119,350 shares of our common stock with exercise prices ranging from $7.94 to $15.38, calculated based upon the average closing prices of our common stock for the ten days prior to each closing. The new subordinated promissory notes are due on the first anniversary of their date of issuance and the warrants may be exercised at any time on or prior to the tenth anniversary of their date of issuance.

    On October 24, 2000, the Company filed a registration statement with the U.S. Securities and Exchange Commission relating to its proposed public offering (the Offering) of 3,600,000 shares of its common stock, of which 3,350,000 shares will be offered by the Company and 250,000 shares will be offered by selling stockholders. The Company and selling stockholders have granted the underwriters an option to purchase up to an additional 540,000 shares of common stock, of which 150,000 shares will be offered by the Company and 390,000 shares will be offered by selling stockholders solely to cover any over-allotments. The Company intends to use the net proceeds from the Offering to repay certain indebtedness, to fund its acquisition of Integ (see Note 12 of the "Notes to Consolidated Financial Statements"), to pay Debiotech's development and license fee (see Note 12 of the "Notes to Consolidated Financial Statements"), to fund the redemption of the preferred stock of a subsidiary and for working capital and other general corporate purposes, including other possible acquisitions.

    As of December 31, 1999, we had approximately $16.4 million and $48.1 million of domestic and foreign net operating loss carryforwards, respectively, and approximately $99,000 of research and development tax credit carryforwards, which expire at various dates through 2019. These losses and tax credits are available to reduce federal taxable income and federal income taxes, respectively, in future years, if any. These losses and tax credits are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain cumulative changes in ownership interests of significant shareholders over a three-year period in excess of 50%. We have recorded a valuation allowance against substantially all of the deferred tax asset to reflect uncertainties that might affect the realization of the deferred tax asset.

    Based upon our operating plans, we believe that our existing and planned capital resources will be adequate to fund our operations and scheduled debt obligations for at least the next 12 months. We believe that we will be able to fund our research and development activities related to products being designed and developed for LifeScan out of existing funds and anticipated funding pursuant to the Amended Agreements with LifeScan. Absent the proceeds from the Offering (as described above), if we were to encounter delays in achieving the milestones necessary for receiving the funding from LifeScan, we would need to seek alternative financing arrangements or delay the project spending. In addition, we may expand our research and development of new technologies (beyond the aforementioned activities related to LifeScan) and may pursue the acquisition of new products and technologies, whether through licensing arrangements, business acquisitions, including the aforementioned transactions with Integ and Debiotech, or otherwise. No assurance can be given that additional capital will be available, or, if available, that it will be available on acceptable terms. If additional funds are raised by issuing equity securities, further dilution to then existing stockholders will result. If adequate funds are not available, we may not be able to pursue desirable research and development programs unless we obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or products which we would otherwise pursue on our own.

CERTAIN FACTORS AFFECTING FUTURE RESULTS

    There are various risks, including those described below, which may materially impact your investment in our Company or may in the future, and, in some cases, already do, materially affect us and our business, financial condition and results of operations. You should consider carefully these factors with respect to your investment in our securities. This section includes or refers to certain forward-looking statements; you should read the explanation of the qualifications and limitations on such forward-looking statements beginning on page 22.

    WE DEPEND ON OUR RELATIONSHIP WITH LIFESCAN TO DISTRIBUTE CERTAIN OF OUR EXISTING PRODUCTS, AS WELL AS FUTURE PRODUCTS.

    We depend on our relationship with LifeScan to distribute certain of our existing products, as well as future products. In 1995, we entered into a worldwide distribution agreement with LifeScan, which was amended in June 1999. Under the terms of our agreements with LifeScan, we develop and manufacture, and LifeScan distributes our electrochemical blood glucose monitoring systems. Our first and second generation electrochemical systems are being marketed by LifeScan under its brands, One Touch-Registered Trademark- FastTake-Registered Trademark- and One Touch-Registered Trademark-Ultra. We commenced shipments of One Touch-Registered Trademark-FastTake-Registered Trademark- in early 1998. One Touch-Registered Trademark-FastTake-Registered Trademark- is currently the most successful product in our diabetes line of business. LifeScan has exclusive rights to market One Touch-Registered Trademark-FastTake-Registered Trademark- and One Touch-Registered Trademark- Ultra, as well as any new electrochemical blood glucose monitoring systems that we develop. However, LifeScan is not restricted from selling other systems, including electrochemical systems, for blood glucose monitoring. Accordingly, our future results of operations depend to a substantial degree on LifeScan's continued marketing of our electrochemical systems. Although the One Touch-Registered Trademark-FastTake-Registered Trademark- product appears to be gaining acceptance, we cannot assure you that the market will fully accept One Touch-Registered Trademark- FastTake-Registered Trademark- or that any such acceptance will continue. Additionally, under the terms of the agreement with LifeScan, LifeScan has made and may continue to make additional funding available to us when we reach certain milestones with our development of future products for LifeScan. As we cannot assure the success of reaching such milestones in the development of future products, we cannot guarantee that LifeScan will make such additional funding available to us. Any failure by us to produce, or failure by LifeScan to market and distribute our electrochemical systems successfully, could have a material adverse effect on our business, financial condition and results of operations.

    WE RELY UPON OUR MANUFACTURING FACILITIES AS WELL AS FOREIGN CONTRACT MANUFACTURING ARRANGEMENTS, AND MANUFACTURING PROBLEMS OR DELAYS COULD SEVERELY AFFECT OUR BUSINESS.

TEST STRIPS

    Our electrochemical blood glucose test strips are produced exclusively in our manufacturing facility in Inverness, Scotland. Sales of these test strips accounted for a significant portion of our net revenues for the six months ended June 30, 2000. Sales of test strips are expected to be our largest source of revenues for the forseeable future. Our Inverness facility contains highly specialized equipment and utilizes complicated manufacturing processes developed over a number of years that would be difficult and time-consuming to duplicate. Our ability to manufacture test strips could be disrupted wholly or in part by technical problems, labor or raw material shortages, labor relations problems, natural disasters, fire, sabotage or business accidents, among other factors. Any prolonged disruption in the operations of our Inverness manufacturing facility would seriously harm our ability to satisfy customer orders for test strips. If we cannot deliver our test strips in a timely manner or in sufficient quantities, our revenues will suffer and our reputation may be harmed. In particular, LifeScan, under certain circumstances, would automatically become entitled to produce the electrochemical test strips itself. Even though we carry manufacturing interruption insurance policies, we may suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies. In addition, our test strip revenues depend in part upon our manufacturing yields. We believe that we currently have sufficient test strip manufacturing capacity to satisfy contractual obligations although we anticipate that actual demand will exceed these obligations. We are currently expanding our production capacity to meet projected demand. If we fail to complete these expansion efforts in a timely manner, our relationships with our customers or our reputation in the marketplace could be severely harmed.

BLOOD GLUCOSE METERS

    We purchase all of the meters for our electrochemical blood glucose systems from a contract manufacturer in the People's Republic of China. Our business would likely be harmed if production at, or deliveries by, our contract manufacturer were disrupted for a material amount of time or if the cost of meters were significantly increased. Such disruptions or cost increases could occur as the result of social or political strife, unforeseen economic or production regulations, import, licensing or trade restrictions, natural disasters or war or other unforeseen circumstances. If this supply relationship were disrupted, we would need to identify other third-party contract manufacturers and verify and validate the production processes used in the manufacture of our electrochemical blood glucose meters. We cannot assure you that we will be able to identify adequate substitute manufacturers to replace the meters matching our specifications affected by such a disruption in a timely manner or at comparable prices, if at all.

PREGNANCY AND OVULATION TESTS

    We produce our pregnancy detection and ovulation prediction tests in our manufacturing facilities located in Galway, Ireland. To produce these tests, we rely significantly on our manufacturing facility in Galway, Ireland. Our production processes are complex and require specialized and expensive equipment. Even though we carry business interruption insurance policies, we may suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies. Any event impacting our Galway facility could have a significant negative impact on our operations and our revenues from pregnancy detection and ovulation prediction tests would decline until such time as we are able to put in place alternative contract manufacturers.

    IF WE FAIL TO MEET STRICT REGULATORY REQUIREMENTS, WE COULD BE REQUIRED TO PAY FINES OR EVEN CLOSE OUR FACILITIES.

    Our facilities and manufacturing techniques generally must conform to standards that are established by government agencies, including those of European governments, as well as the United States Food and Drug Administration
(FDA). These regulatory agencies may conduct periodic inspections of our facilities to monitor our compliance with applicable regulatory standards. If a regulatory agency finds that we fail to comply with the appropriate regulatory standards, it may impose fines on us or if such a regulatory agency determines that our non-compliance is severe, it may close our facilities. Any adverse action by an applicable regulatory agency would have a negative impact on our operations.

    WE RECENTLY INTRODUCED SOME NEW PRODUCTS AND CANNOT BE CERTAIN THAT THEY WILL GAIN MARKET ACCEPTANCE.

    On September 17, 1999, we received notification of FDA clearance for our low cost alternative electrochemical blood glucose monitoring test strip, Excel-Registered Trademark- G for use with Glucometer-Registered Trademark-Elite-Registered Trademark- meters sold by Bayer Diagnostics. We commenced shipments of Excel-Registered Trademark- G in October 1999. Our future results of operations depend to some extent on our ability to market and sell Excel-Registered Trademark- G. Additionally, we cannot assure you that the market will fully accept Excel-Registered Trademark- G.

    In addition, in August 2000, we announced that we had received notification of FDA clearance for the One Touch-Registered Trademark- Ultra electrochemical blood glucose monitoring system to be marketed, sold and distributed by LifeScan. We expect to commence shipment in the fourth quarter of 2000 and we cannot assure you that the market will accept this new system or that any such acceptance will not dilute market acceptance of our other electrochemical blood glucose monitoring system.

   IF WE DELIVER PRODUCTS WITH DEFECTS, OUR CREDIBILITY MAY BE HARMED, MARKET ACCEPTANCE OF OUR PRODUCTS MAY DECREASE AND WE MAY BE EXPOSED TO LIABILITY IN EXCESS OF OUR PRODUCT LIABILITY INSURANCE COVERAGE.

   The manufacturing and marketing of medical diagnostic devices, such as our blood glucose monitoring systems, involve an inherent risk of product liability claims. In addition, our product development and production are extremely complex and could expose our products to defects. Any such defects could harm our credibility and decrease market acceptance of our products. LifeScan has found through a limited number of customer comments that meters programmed for millimole measurement of blood glucose concentration occasionally exhibit a display error. Millimole is the measurement used in Canada and most European countries. We are currently working with LifeScan in implementing the appropriate corrective action for this occurrence. We do not believe that it will be necessary to engage in any general recalls of these meters, but we may choose to exchange some or all of them, and we cannot assure you that corrective action with respect to this product, or any of our other products, will not result in material cost to us or loss or damage to the reputation of our products. In addition, our marketing of nutritional supplements may cause us to be subjected to various product liability claims, including, among others, claims that the nutritional supplements have inadequate warnings concerning side effects and interactions with other substances. Potential product liability claims may exceed the amount of our insurance coverage or may be excluded from coverage under the terms of the policy. In the event that we are held liable for a claim for which we are not indemnified, or for damages exceeding the limits of our insurance coverage, such a claim could materially damage our business and our financial condition.

    WE HAVE HAD OPERATING LOSSES FOR MOST OF OUR HISTORY AND HAVE ONLY RECENTLY GENERATED A PROFIT.

    We had an accumulated deficit of approximately $93.3 million as of September 30, 2000. We incurred losses from our inception until the quarter ended December 31, 1999. We will in the future incur significant sales and marketing, research and development and general and administrative expenses, and may not have sufficient revenues to generate net income in light of these expenditures. Further, although we generated net income in each of the last three quarters, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

    WE MAY HAVE DIFFICULTY MANAGING OUR GROWTH.

    We expect to continue to experience significant growth in demand for our products, the number of our employees and customers and the scope of our operations. This growth may continue to place a significant strain on our management and operations. Our ability to manage this growth will depend upon our ability to attract, hire and retain skilled employees. Our success will also depend on the ability of our officers and key employees to continue to implement and improve our operational and other systems, to manage multiple, concurrent customer relationships and to hire, train and manage our employees. Our future success is heavily dependent upon growth and acceptance of new products. If we cannot scale our business appropriately or otherwise adapt to anticipated growth and new product introductions, a key part of our strategy may not be successful.

    OUR FINANCIAL CONDITION OR RESULTS OF OPERATIONS MAY BE ADVERSELY AFFECTED BY INTERNATIONAL BUSINESS RISKS.

    A significant number of our employees, including sales, support and research and development personnel, are located outside of the United States. Conducting business outside of the United States is subject to numerous risks, including:

    o decreased liquidity resulting from longer accounts receivable collection cycles typical of foreign countries;

    o decreased revenues on foreign sales resulting from possible foreign currency exchange and conversion issues;

    o lower productivity resulting from difficulties managing our sales, support and research and development operations across many countries;

    o lost revenues resulting from difficulties associated with enforcing agreements and collecting receivables through foreign legal systems;

    o lost revenues resulting from the imposition by foreign governments of trade protection measures; and

    o higher cost of sales resulting from import or export licensing requirements.

    INTENSE COMPETITION COULD REDUCE OUR MARKET SHARE OR LIMIT OUR ABILITY TO INCREASE MARKET SHARE, WHICH COULD IMPAIR THE SALES OF OUR PRODUCTS AND HARM OUR FINANCIAL PERFORMANCE.

    The medical products industry is rapidly evolving and developments are expected to continue at a rapid pace. Competition in this industry is intense and expected to increase as new products and technologies become available and new competitors enter the market. Our competitors in the United States and abroad are numerous and include, among others, diagnostic testing and medical products companies, universities and other research institutions. Our future success depends upon our maintaining a competitive position in the development of products and technologies in our areas of focus. Competitors may be more successful in: (i) developing technologies and products that are more effective than our products or that render our technologies or products obsolete or noncompetitive; (ii) obtaining patent protection or other intellectual property rights that would prevent us from developing our potential products; or (iii) obtaining regulatory approval for the commercialization of their products more rapidly or effectively than we are in doing so. Also, many of our existing or potential competitors have or may have substantially greater research and development capabilities, clinical, manufacturing, regulatory and marketing experience and financial and managerial resources.

    In addition, the market for the sale of nutritional supplements is highly competitive. This competition is based principally upon price, quality of products, customer service and marketing support. There are numerous companies in the nutritional supplement industry selling products to retailers such as mass merchandisers, drug store chains, independent drug stores, supermarkets and health food stores. As most of these companies are privately held, we are unable to obtain the information necessary to assess precisely the size and success of these competitors. However, we believe that a number of our competitors, particularly manufacturers of nationally advertised brand name products, are substantially larger than we are and have greater financial resources.

    THE RIGHTS WE RELY UPON TO PROTECT THE INTELLECTUAL PROPERTY UNDERLYING OUR PRODUCTS MAY NOT BE ADEQUATE, WHICH COULD ENABLE THIRD PARTIES TO USE OUR TECHNOLOGY AND WOULD REDUCE OUR ABILITY TO COMPETE IN THE MARKET.

    Our success will depend in part on our ability to obtain commercially valuable patent claims and to protect our intellectual property. Our patent position is generally uncertain and involves complex legal and factual questions. The degree of future protection for our proprietary rights is uncertain.

    The risks and uncertainties that we face with respect to our patents and other proprietary rights include the following:

    o the pending patent applications we have filed or to which we have exclusive rights may not result in issued patents or may take longer than we expect to result in issued patents;

    o the claims of any patents which are issued may not provide meaningful protection;

    o we may not be able to develop additional proprietary technologies that are patentable;

    o the patents licensed or issued to us or our customers may not provide a competitive advantage;

    o other companies may challenge patents licensed or issued to us or our customers;

    o   patents issued to other companies may harm our ability to do business;
        and

    o other companies may design around technologies we have licensed or developed.

    In addition to patents, we rely on a combination of trade secrets, nondisclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. Nevertheless, these measures may not be adequate to safeguard the technology underlying our products. If they do not protect our rights, third parties could use our technology, and our ability to compete in the market would be reduced. In addition, employees, consultants and others who participate in the development of our products may breach their agreements with us regarding our intellectual property, and we may not have adequate remedies for the breach. We also may not be able to effectively protect our intellectual property rights in some foreign countries. For a variety of reasons, we may decide not to file for patent, copyright or trademark protection or prosecute potential infringements of our patents. We also realize that our trade secrets may become known through other means not currently foreseen by us. Despite our efforts to protect our intellectual property, our competitors or customers may independently develop similar or alternative technologies or products that are equal or superior to our technology and products without infringing on any of our intellectual property rights or design around our proprietary technologies.

    CLAIMS BY OTHER COMPANIES THAT OUR PRODUCTS INFRINGE ON THEIR PROPRIETARY RIGHTS COULD ADVERSELY AFFECT OUR ABILITY TO SELL OUR PRODUCTS AND INCREASE OUR COSTS.

    Substantial litigation over intellectual property rights exists in our industry. Our products are currently the subject of litigation alleging that we are infringing on the intellectual property rights of others. We expect that our products and products in our industry may be increasingly subject to third-party infringement claims as the number of competitors grows and the functionality of products and technology in different industry segments overlaps. Third parties may currently have, or may eventually be issued, patents on which our products or technology may infringe. Any of these third parties might make a claim of infringement against us. Any litigation could result in the expenditure of significant financial resources and the diversion of management's time and resources. In addition, litigation in which we are accused of infringement may cause negative publicity, have an impact on prospective customers, cause product shipment delays, require us to develop non-infringing technology or enter into royalty or license agreements, which may not be available on acceptable terms, or at all. If a successful claim of infringement were made against us and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could be significantly harmed and we could be exposed to legal actions by our customers.

    WE MAY NEED TO INITIATE LAWSUITS TO PROTECT OR ENFORCE OUR PATENTS AND OTHER INTELLECTUAL PROPERTY RIGHTS, WHICH WOULD BE EXPENSIVE AND, IF WE LOSE, COULD CAUSE US TO LOSE SOME OF OUR INTELLECTUAL PROPERTY RIGHTS, WHICH WOULD REDUCE OUR ABILITY TO COMPETE IN THE MARKET.

    We rely on patents to protect a large part of our intellectual property and our competitive position. In order to protect or enforce our patent rights, we may initiate patent litigation against third parties, such as infringement suits or interference proceedings. Litigation may be necessary to:

    o   assert claims of infringement;

    o   enforce our patents;

    o    protect our trade secrets or know-how; or

    o determine the enforceability, scope and validity of the proprietary rights of others.

    Lawsuits could be expensive, take significant time and divert management's attention from other business concerns. Litigation would put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. We may also provoke third parties to assert claims against us. Patent law relating to the scope of claims in the technology fields in which we operate is still evolving and, consequently, patent positions in our industry are generally uncertain. We cannot assure you that we will prevail in any of these suits or that the damages or other remedies awarded, if any, will be commercially valuable. During the course of these suits, there may be public announcements of the results of hearings, motions and other interim proceedings or developments in the litigation. If securities analysts or investors perceive any of these results to be negative, our stock price could decline.

    OUR PENDING ACQUISITION OF INTEG AND OUR DEVELOPMENT AND LICENSING ARRANGEMENTS WITH DEBIOTECH MAY NOT YIELD PRODUCTS OR TECHNOLOGY THAT CAN BE COMMERCIALIZED.

    On October 3, 2000, we entered into a definitive agreement to acquire Integ, a development stage enterprise. We may not complete the acquisition. On October 14, 2000, we entered into a development and license agreement with Debiotech. The value of Integ to us may not be greater than or equal to the purchase price which we have agreed to pay. Similarly, the amounts that we have agreed to pay to Debiotech may not be equal to the ultimate value of the rights that we have under our agreement with it. If we are unable to effectively integrate the technologies of Integ and Debiotech into our research and development efforts, our research and development efforts may suffer. Further, we cannot guarantee that we will realize any of the benefits or strategic objectives we are seeking to obtain by acquiring Integ or licensing technology from Debiotech. In that regard, Integ has granted to a third party certain rights in its intellectual property that survive our acquisition, which will permit this third party to utilize the technology that we will acquire to further its future development efforts. In connection with accounting for the acquisition of Integ, we will record a significant amount of intangible assets, the amortization of which will adversely affect our results of operations in future periods. In addition, we will also record a significant charge for the write-off of a portion of the purchase price as in-process research and development.


    IF WE CHOOSE TO ACQUIRE NEW AND COMPLEMENTARY BUSINESSES, PRODUCTS OR TECHNOLOGIES INSTEAD OF DEVELOPING THEM OURSELVES, WE MAY BE UNABLE TO COMPLETE THESE ACQUISITIONS OR TO SUCCESSFULLY INTEGRATE AN ACQUIRED BUSINESS OR TECHNOLOGY IN A COST-EFFECTIVE AND NON-DISRUPTIVE MANNER.

    Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. Accordingly, from time to time we have acquired complementary businesses, products, or technologies instead of developing them ourselves and may choose to do so in the future. We do not know if we will be able to complete any acquisitions, or whether we will be able to successfully integrate any acquired business, operate it profitably or retain its key employees. Integrating any business, product or technology we acquire could be expensive and time consuming, disrupt our ongoing business and distract our management. In addition, in order to finance any acquisitions, we might need to raise additional funds through public or private equity or debt financings. In that event, we could be forced to obtain financing on terms that are not favorable to us and, in the case of equity financing, that may result in dilution to our shareholders. If we are unable to integrate any acquired entities, products or technologies effectively, our business will suffer. In addition, any amortization of goodwill or other assets or charges resulting from the costs of acquisitions could harm our business and operating results.

    DEVELOPMENT OF A CURE FOR DIABETES COULD MAKE OUR PRODUCTS OBSOLETE.

    The medical devices industry, including the self-test industry, is subject to rapid and substantial technological development and product innovations. To be successful, we must be responsive to new products and technologies as well as new applications of existing technologies in diabetes self-management. The National Institute for Health and other supporters of diabetes research are sponsoring significant programs to better understand the disease and to find methods to prevent or cure it. If discovered and widely-available, any of these methods would minimize or eliminate the need for our diabetes self-management products and would require us to focus on other areas of our business, which would have a material adverse effect on our financial condition and profitability.

    WE MAY BE UNABLE TO HIRE, RETAIN OR MOTIVATE KEY PERSONNEL, UPON WHOM THE SUCCESS OF OUR BUSINESS WILL DEPEND.

    We are highly dependent upon certain members of our management and scientific staff. We believe that our future success will depend in large part upon our ability to attract and retain highly skilled scientific, managerial and marketing personnel. We face significant competition for such personnel from other companies, research and academic institutions, government entities and other organizations. We cannot assure you that we will be able to retain our key employees or attract, assimilate, retain or train other needed qualified employees in the future. We do not have employment agreements with all of our key employees. The loss of any of our key employees, including our scientists, may have an adverse effect on our business.

    WE MAY BE LIABLE FOR CONTAMINATION OR OTHER HARM CAUSED BY HAZARDOUS MATERIALS THAT WE USE.

    Our research and development processes involve the use of hazardous materials. We are subject to federal, state and local regulation governing the use, manufacture, handling, storage and disposal of hazardous materials. We cannot completely eliminate the risk of contamination or injury resulting from hazardous materials and we may incur liability as a result of any contamination or injury. We may also incur expenses relating to compliance with environmental laws. Such expenses or liability could have a significant negative impact on our financial condition.

    VARIOUS FACTORS MAY CAUSE OUR OPERATING RESULTS TO FLUCTUATE.

    Factors relating to our business make our future operating results uncertain and may cause them to fluctuate from period to period. Such factors include: (i) the timing of new product announcements and introductions by us and our competitors; (ii) market acceptance of new or enhanced versions of our products;
(iii) changes in manufacturing costs or other expenses; (iv) competitive pricing pressures; (v) the gain or loss of significant distribution outlets or customers; (vi) the availability and extent of reimbursement for our products;
(vii) increased research and development expenses; or (viii) general economic conditions.

    OUR SHARE PRICE MAY BE VOLATILE DUE TO OUR OPERATING RESULTS, AS WELL AS FACTORS BEYOND OUR CONTROL.

    Our share price may be volatile due to our operating results, as well as factors beyond our control. In addition, it is possible that in some future periods the results of our operations will be below the expectations of the public market. In any such event, the market price of our common stock could be materially and adversely affected. Furthermore, the stock market may experience significant price and volume fluctuations, which may affect the market price of our common stock for reasons unrelated to our operating performance. The market price of our common stock, which has ranged from less than $3 to more than $28 during the last twelve months, may be highly volatile and may be affected by factors such as: (i) our quarterly operating results; (ii) changes in general conditions in the economy, the financial markets, or the health care industry;
(iii) government regulation in the health care industry; (iv) changes in other areas such as tax laws; (v) sales of substantial amounts of common stock or the perception that such sales could occur; or (vi) other developments affecting us or our competitors.

    THE MARKET PRICE OF OUR COMMON STOCK WILL LIKELY FLUCTUATE IN RESPONSE TO A NUMBER OF FACTORS, INCLUDING THE FOLLOWING:

    o   our failure to meet the performance estimates of securities analysts;

    o changes in financial estimates of our revenues and operating results or buy/sell recommendations by securities analysts;

    o the timing of announcements by us or our competitors of significant products, contracts or acquisitions or publicity regarding actual or potential results or performance thereof; and

    o   general stock market conditions, other economic or external factors.

CAUTIONARY STATEMENT PURSUANT TO PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 - "SAFE HARBOR" FOR FORWARD-LOOKING STATEMENTS

    We may from time to time make certain forward-looking statements in publicly released materials, both written and oral. You can identify these statements by forward-looking words such as "may", "will", "expect", "anticipate", "believe", "estimates" and "continue" or other words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition, or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including those factors described in the "Certain Factors Affecting Future Results" section of this Form 10Q Quarterly Report. Some important additional factors that could cause our actual results to differ materially from those projected in any such forward-looking statements are as follows:

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

    o manufacturing interruptions or delays, or capacity constraints, or lack of availability of alternative sources for components for our products, that we may experience;

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

    o significant litigation adverse to us including product liability claims, patent infringement claims, and antitrust claims;

    o product efficacy or safety concerns resulting in product recalls or declining sales;

    o the impact of business combinations, including acquisitions and divestitures, and organizational restructuring consistent with evolving business strategies; and

    o issuance of new or revised accounting standards by the American Institute of Certified Public Accountants, the Financial Accounting Standards Board or the Securities and Exchange Commission.

    Readers should not place undue reliance on our forward-looking statements. Before you invest in our common stock, you should be aware that the occurrence of the events described in the "Certain Factors Affecting Future Results" section and elsewhere in this Form 10Q Quarterly Report could harm our business, prospects, operating results and financial condition.

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

INTEREST RATE RISK

    We are exposed to market risk from changes in interest rates primarily through our investing and borrowing activities. In addition, our ability to finance future acquisition transactions may be impacted if we are not able to obtain appropriate financing at acceptable rates. Our investing strategy, to manage interest rate exposure, is to invest in short-term, highly liquid investments. Currently, our short-term investments are in money market funds with original maturities of 90 days or less. At September 30, 2000, the fair value of our short-term investments approximated market value. In February 1998, our subsidiary, IMI, entered into a $42 million credit agreement with Chase. The Chase credit agreement consists of a $37 million term loan and a $5 million revolving line of credit. The term loan and revolving line of credit allow IMI to borrow funds at varying rates, including options to borrow at an alternate base rate plus a spread from 0.50% to 2.00% or the LIBOR rate plus a spread from 2.00% to 3.50%. The spreads depend on IMI's ratio of senior funded debt to EBITDA. IMI entered into an interest rate swap agreement with an effective date of March 31, 1998. This agreement protects approximately 50% of IMI's term loan against LIBOR interest rates rising over 7.5%. This agreement is effective through March 30, 2001. If the LIBOR rate increases one percentage point, as compared to the rate at September 30, 2000, we estimate an increase in our interest expense of approximately $148,000 in the next twelve months. If the LIBOR rate increases two percentage points, as compared to the rate at September 30, 2000, we estimate an increase in our interest expense of approximately $249,000 in the next twelve months.

FOREIGN CURRENCY RISK

We face exposure to movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse effect on our business, financial condition and results of operation. For the three and nine months ended September 30, 2000, the net impact of foreign currency changes was a gain of $173,000 and $516,000, respectively. We do not use derivative financial instruments or other financial instruments to hedge economic exposures or for trading. Historically, our primary exposures have been related to the operations of our European subsidiaries. However, the sales of FastTAKE, our lead diabetes management product, are denominated in the currency in which the manufacturing costs are incurred. The loans received from LifeScan in June 1999 and September 2000 are denominated in British Pounds Sterling and therefore we are exposed to fluctuations between the British Pound and U.S. Dollar. The Euro was introduced as a common currency for members of the European Monetary Union in 1999. We believe that in the near term the Euro will have minimal impact on foreign exposure. We intend to hedge against fluctuations in the Euro if this exposure becomes material. At September 30, 2000, our assets related to non-dollar-denominated currencies amounted to approximately $36.1 million.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ABBOTT LABORATORIES AND ABBOTT LABORATORIES, LIMITED V. LIFESCAN CANADA LTD., LIFESCAN, INC. AND SELFCARE, INC.

     On November 23, 1999, Abbott Laboratories and Abbott Laboratories, Limited (Abbott) commenced a lawsuit against us, LifeScan Canada Ltd. (LifeScan Canada) and LifeScan in the Canadian Federal Court, Trial Division, Court No. T-2061-99. The Statement of Claim alleges that LifeScan Canada sells electrode strips for use in the One Touch(R) FastTake(R) blood glucose monitoring system supplied by us to LifeScan. It is also alleged that the sale of such electrode strips in Canada infringes Canadian Patent No. 1,226,036 issued to Genetics International, Inc., an alleged predecessor in title of Abbott. Abbott is seeking an injunction against the manufacture, importing, offering for sale and selling of One Touch(R) FastTake(R) electrode strips in Canada, as well as damages or the profits of the defendants arising from the sales of such electrode strips in Canada. In our Statement of Defense and Counterclaim, we deny infringement and attack the validity of the patent on a number of grounds. Abbott has not filed a defense to our Counterclaim, and the parties have not yet commenced documentary discovery. At this stage of the litigation, it is not possible to predict the outcome of the action. A final ruling adverse to us could have a material adverse impact on our sales, operations or financial performance in Canada.

ABBOTT LABORATORIES V. LIFESCAN, INC. AND SELFCARE, INC.

     In late October 1998, Abbott commenced a lawsuit against us and LifeScan in the United States District Court for the District of Massachusetts. The complaint alleges that the disposable test strips used in the One Touch(R) FastTake(R) blood glucose monitoring system supplied by us to LifeScan infringe U.S. Patent No. 5,820,551 (the Test Strip Patent) issued to Abbott on October 13, 1998. Abbott is seeking damages and an injunction against sales in the United States. Abbott also sought to enjoin LifeScan and us from the manufacture, use and sale of these blood glucose test strips in the United States during the pendency of the infringement litigation. On February 22, 1999, the court denied Abbott's motion for a preliminary injunction and stated "...that Abbott is unlikely to succeed on the merits of its claim of patent infringement...". Discovery in the case is continuing. Although a final ruling against us could have a material adverse impact on our sales, operations or financial performance, based on a review of the Abbott claims by patent counsel and the aforementioned court ruling, we believe that the One Touch(R) FastTake(R) test strips do not infringe the Test Strip Patent and that Abbott's claims will be proven to be without merit.

ABBOTT LABORATORIES V. SELFCARE, INC. AND PRINCETON BIOMEDITECH CORPORATION

     In April 1998, Abbott commenced a lawsuit against us and Princeton BioMeditech Corporation (PBM), which manufactured certain products for us, in an action filed in the United States District Court for the District of Massachusetts (District Court), asserting patent infringement arising from our and PBM's manufacture, use and sale of products that Abbott claims are covered by one or more of the claims of U.S. Patent Nos. 5,073,484 and 5,654,162 (the Pregnancy Test Patents), to which Abbott asserts that it is the exclusive licensee. Abbott claims that certain of our products relating to pregnancy detection and ovulation prediction infringe the Pregnancy Test Patents. Abbott is seeking an order finding that we and PBM infringe the Pregnancy Test Patents, an order permanently enjoining us and

PBM from infringing the Pregnancy Test Patents, compensatory damages to be determined at trial, treble damages, costs, prejudgment and post-judgment interest on Abbott's compensatory damages, attorneys' fees, and a recall of all existing of our or PBM products found to infringe the Pregnancy Test Patents. On August 5, 1998, the court denied Abbott's motion for a preliminary injunction. On March 31, 1999, the District Court granted a motion by us, PBM, and PBM-Selfcare LLC (the LLC), the joint venture between the two companies, filed to amend their counterclaim against Abbott, asserting that Abbott is infringing U.S. Patent Nos. 5,559,041 (the 041 patent) and 5,728,587 (the 587 patent), which are owned by the LLC, and seeking a declaration that Abbott infringes the patents, permanent injunctive relief, money damages and attorneys' fees. On November 5, 1998, Abbott filed suit in the United States District Court for the Northern District of Illinois seeking a declaratory judgment of non-infringement, unenforceability and invalidity of the 041 patent and 587 patent. The Illinois court granted our motion to transfer the aforementioned Illinois action to Massachusetts. We and our co-defendant moved for summary judgment on our defense that the Abbott patents are invalid and on September 29, 2000 the court granted partial summary judgment, holding that certain key claims in Abbott's patents are invalid as a matter of law. The court refused to grant summary judgment on Abbott's claims of infringement or our remaining claims of invalidity, which will now go forward to trial. We believe that we have strong defenses against the claims and will continue to defend the case vigorously; however, a final ruling against us would have a material adverse impact on our sales, operations or financial performance.

ABBOTT LABORATORIES ET ANOTHER V. CORBRIDGE GROUP PTY LTD AND SELFCARE PTY LTD.

     In November 1999, Abbott Laboratories (Abbott) commenced a lawsuit against our Australian subsidiary, Selfcare Pty Ltd. and Corbridge, its Australian distributor, in the Federal Court of Australia. The complaint alleged that the Selfcare(R) Excel(R) ET disposable test strips (ET Test Strips) supplied by us to Corbridge infringe Australian Patent No. 572,138 (the Test Strip Patent) issued to Abbott's predecessor in title on May 5, 1988 (and assigned to Abbott only a few weeks prior to commencement of the proceedings). These test strips are marketed in Australia for use with Abbott's ExacTech brand sensor device. Abbott is seeking damages and an injunction against supply of the test strips in Australia. Abbott also sought to enjoin the defendants from the importation and supply of these blood glucose test strips in Australia during the pendency of the infringement litigation. On November 29, 1999, the court denied Abbott's motion for a preliminary injunction and on December 17, 1999, ordered an unusually fast track preparation for a final trial which commenced on April 26, 2000 in Sydney, Australia and was completed in September 2000.

     It is unlikely that any ruling against the Australian defendants could have an adverse impact on our sales, operations or financial performance elsewhere in the world, and based on a review of the Abbott claims by Australian counsel and counsel's analysis of the course of the trial, including the judge's comments and questions, we believe that the ET Test Strips are unlikely to be found to infringe the Test Strip Patent and that Abbott's claims will be dismissed. Furthermore, the Australian defendants have counterclaimed against Abbott seeking revocation of the Test Strip Patent as well as damages and injunctive relief for breaches of Australian antitrust law and misleading conduct prohibitions. We continue to believe that its counter claims have good prospects of success and that, under Australian law, Abbott will be required to pay a large portion of the defendants' legal costs incurred in the proceedings.

     We are now awaiting judgment on the issues of infringement, misleading conduct and validity, with the hearing of our antitrust claims, and Abbott's damages claim, deferred pending judgment on the issues that are the subject of the initial trial.

BECTON, DICKINSON AND COMPANY V. SELFCARE, INC. ET. AL.

     On January 3, 2000, Becton, Dickinson and Company (Becton Dickinson) filed suit against us in the U.S. District Court for the District of Delaware (Case
No: 00-001) alleging that certain pregnancy and ovulation test kits sold by us infringe U.S. Patent Nos. 4,703,017 and 5,591,645. We were served with Becton Dickinson's complaint in April 2000 and filed our answer on May 30, 2000. Because both patents are currently involved in proceedings before the patent office, we have moved to stay the litigation until those proceedings are complete. That motion is pending without decision. While a final ruling against us could have a material adverse impact on our sales, operations or financial performance, we believe that we have strong defenses and intend to defend this litigation vigorously.

CAMBRIDGE BIOTECH CORPORATION AND CAMBRIDGE AFFILIATE CORPORATION V. RON ZWANZIGER, SELFCARE, INC., CAMBRIDGE DIAGNOSTICS IRELAND, LTD., TRINITY BIOTECH, PLC AND PASTEUR SANOFI DIAGNOSTICS

     On January 22, 1999, Cambridge Biotech Corporation (CBC) and Cambridge Affiliate Corporation (CAC) filed suit (Civil Action No. 99-378) in the Middlesex County Massachusetts Superior Court against us, our President, Ron Zwanziger, Cambridge Diagnostics Ireland, Ltd. (Cambridge Diagnostics), Trinity Biotech plc (Trinity) and Pasteur Sanofi Diagnostics (Pasteur). The complaint alleges, among other things, that actions taken by Mr. Zwanziger as President of CAC in connection with the sale by Cambridge Diagnostics of its diagnostics business to Trinity were not properly authorized and that, as a result of the actions, CBC may lose the benefit of valuable patent licenses from Pasteur. CBC's requested relief is to have the CAC/Trinity manufacturing and sales agreements declared null and void, the license between Pasteur and CBC declared to be in full force, to recover damages allegedly caused by us and Mr. Zwanziger, and to recover damages due to Pasteur's actions. CBC moved for a preliminary injunction, seeking to enjoin us, Cambridge Diagnostics, Mr. Zwanziger, and Trinity from acting pursuant to the CAC/Trinity agreements and to enjoin Pasteur from terminating its license agreements with CBC. Following a hearing on January 25, 1999, the Court denied CBC's motion. Thereafter, Pasteur successfully moved for dismissal on grounds that the issues between it and CBC should be litigated in France. The plaintiffs' appeal from that ruling is pending. Trinity has moved for dismissal on grounds that the issues between it and CBC should be litigated in Ireland or, instead, should be arbitrated. The Court denied Trinity's motion. The parties are currently conducting discovery. We believe that CBC's complaint against us, Mr. Zwanziger, and Cambridge Diagnostics is without merit and intends to defend the action vigorously. We have filed an Answer denying the material allegations of the Complaint along with a Counterclaim to declare its actions lawful and valid and to redress harm that may result if the court invalidates the sale of Cambridge Diagnostics' diagnostics business to Trinity despite CBC's representations to us that it had the right to make such a sale. We do not believe that an adverse outcome would have a material impact on our sales, operations or financial performance.

INTERVENTION, INC V. SELFCARE, INC. AND COMPANION CASES

     In May 1999, Intervention, Inc., a California corporation, filed separate suits in California Contra Costa County Superior Court against us, four of our private label customers and its major competitors and their private label customers alleging that, under Section 17200 of the California Business and Professions Code, the defendants' labeling on their home pregnancy tests is misleading as to the level of accuracy under certain conditions. The plaintiff seeks restitution of profits on behalf of the general public, injunctive relief and attorneys' fees. We are defending our private label customers under agreement and believes that the actions are without merit and intend to defend them vigorously. We do not believe that an adverse ruling against us would have a material adverse impact on our sales, operations or financial performance.

MATSUSHITA ELECTRIC INDUSTRIAL CO., LTD. V. SELFCARE, INC., INVERNESS MEDICAL, INC. AND CAN-AM CARE CORPORATION

     On March 2, 2000, Matsushita Electric Industrial Co., Ltd. (Matsushita) filed suit (Case Number 00-143) in the United States District Court for the District of Delaware against us and two of our subsidiaries. The complaint alleges patent infringement of a patent used in connection with the manufacture and distribution of our Excel(R) G test strips for use with the Bayer Glucometer Elite(R) meter. We intend to defend the action vigorously. Although a final ruling against us could have a material adverse impact on the our sales, operations or financial performance, based on a review of the Matsushita patent by our outside patent counsel, we believe that its Excel(R) G test strips do not infringe the Matsushita Patent. Matsushita has recently indicated that it may expand its suit to cover an additional patent against an additional product but has yet to file pleadings.

ROCHE DIAGNOSTICS CORPORATION VS. SELFCARE, INC. D/B/A INVERNESS MEDICAL TECHNOLOGY, INC. ET. AL.

     On July 6, 2000, we were served with a complaint filed in the federal court in Indianapolis, Indiana by Roche Diagnostics Corporation against us and several of our subsidiaries for patent infringement. The complaint alleges that the Excel(R) G blood glucose test strips designed for use with test meters marketed by Bayer Corporation infringe a United States patent owned by Roche. We believe that the Excel(R) G strips do not infringe the patent at issue but, because the case was only recently filed, have not yet completed our testing and analysis. A final ruling against us could have a material adverse impact on our sales, operations or financial performance.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.       EXHIBITS:

                EXHIBIT                     TITLE
                NUMBER

                  2.1 Agreement and Plan of Merger by and among Inverness Medical Technology, Inc., Terrier Acquisition Corp., and Integ Incorporated, dated October 3, 2000 (incorporated by reference to Exhibit 99.2 to the Company's current report on Form 8-K filed on October 4, 2000)

                  10.1 Inverness Medical Technology, Inc. Amended and Restated 2000 Stock Option and Grant Plan dated July 3, 2000

                  27.1     Financial Data Schedule

b.       REPORTS ON FORM 8-K:

         The Company filed no reports on Form 8-K during the three-month period ending September 30, 2000.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             INVERNESS MEDICAL TECHNOLOGY, INC.


Date: November 1, 2000       /s/ Duane L. James
                             --------------------------------------------------
                             Duane L. James
                             Vice President of Finance and an authorized officer