Form 10-K
period 2000-12-31
INVERNESS MEDICAL TECHNOLOGY INC/DE
filed 2001-04-02
CIK 915901

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(MARK ONE)

    [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO _________

                         COMMISSION FILE NUMBER 00-20871

                       INVERNESS MEDICAL TECHNOLOGY, INC.
                            (FORMERLY SELFCARE, INC.)
             (Exact Name of Registrant as Specified in Its Charter)

                 DELAWARE                                04-3164127
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)                       02453
200 PROSPECT STREET, WALTHAM, MASSACHUSETTS              (Zip Code)
 (Address of principal executive offices)

                                 (781) 647-3900
              (Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

                                                     NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                        ON WHICH REGISTERED
           -------------------                        -------------------
           Common Stock, $0.001                     American Stock Exchange
           per share par value

         Securities registered pursuant to Section 12(g) of the Act:

                                   -----------
                                 Title of Class

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [ X ]

         The aggregate market value of the voting stock held by non-affiliates (persons other than directors, executive officers, and related family entities) of the registrant based on the closing price of the registrant's stock on the American Stock Exchange on March 9, 2001 was $723,358,777.

         As of March 9, 2001, the registrant had 31,128,833 shares of common stock, par value $0.001 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Company's 2000 Annual Report to Shareholders which is filed with the Securities and Exchange Commission as an exhibit hereto and the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 2001 are incorporated by reference into Parts II and III of this Form 10-K.

                                     PART I

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THERE ARE A NUMBER OF IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS OF INVERNESS MEDICAL TECHNOLOGY, INC., FORMERLY SELFCARE, INC., AND ITS SUBSIDIARIES TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO, A CHANGE IN OUR RELATIONSHIP WITH LIFESCAN, INC. (LIFESCAN), WHOM WE DEPEND UPON TO DISTRIBUTE CERTAIN OF OUR EXISTING PRODUCTS, MANUFACTURING PROBLEMS OR DELAYS AND THE RISK THAT WE MAY BE UNABLE TO EXPAND PRODUCTION CAPACITY TO MEET PROJECTED DEMAND, THE RISKS OF PRODUCT DEFECTS AND FAILURE TO MEET STRICT REGULATORY REQUIREMENTS BOTH IN THE UNITED STATES AND EUROPE, UNCERTAINTY THAT NEWLY INTRODUCED PRODUCTS WILL GAIN MARKET ACCEPTANCE, INCLUDING THE ONE TOUCH(R) ULTRA ELECTROCHEMICAL BLOOD GLUCOSE MONITORING SYSTEM TO BE MARKETED, SOLD AND DISTRIBUTED BY LIFESCAN, INTENSE COMPETITION, WHICH COULD REDUCE OUR MARKET SHARE OR LIMIT OUR ABILITY TO INCREASE MARKET SHARE, AND OTHER RISK FACTORS. READERS SHOULD CAREFULLY REVIEW THE FACTORS DISCUSSED IN THE SECTION ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CERTAIN FACTORS AFFECTING FUTURE RESULTS" OF OUR 2000 ANNUAL REPORT TO SHAREHOLDERS, PORTIONS OF WHICH ARE FILED HEREWITH (EXHIBIT 13.1), AND IN OUR PERIODIC FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION MADE UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, INCLUDING QUARTERLY REPORTS ON FORM 10-Q AND CURRENT REPORTS ON FORM 8-K, AND SHOULD NOT PLACE UNDUE RELIANCE ON OUR FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON INFORMATION, PLANS AND ESTIMATES AT THE DATE OF THIS REPORT, AND WE DO NOT PROMISE TO UPDATE ANY FORWARD-LOOKING STATEMENTS TO REFLECT CHANGES IN UNDERLYING ASSUMPTIONS OR FACTORS, NEW INFORMATION, FUTURE EVENTS OR OTHER CHANGES. UNLESS THE CONTEXT REQUIRES OTHERWISE, REFERENCES IN THIS ANNUAL REPORT ON FORM 10-K TO "WE", "US", AND "OUR" REFER TO INVERNESS MEDICAL TECHNOLOGY, INC. AND ITS SUBSIDIARIES.

ITEM 1. BUSINESS

OVERVIEW

The history of our Company began when it was incorporated as Selfcare, Inc. in Delaware on August 25, 1992 and acquired its predecessor company, Superior Sensors, Inc., by merger on September 15, 1992. In 1995, we acquired an equity interest in Inverness Medical Limited (Inverness Scotland), which was formed in 1994, of which we have since purchased the remaining equity interest. Through our alliance with LifeScan, a subsidiary of Johnson & Johnson, we and Inverness Scotland launched our first electrochemical blood glucose monitoring system for diabetes in early 1998. In 1997, we formed our wholly-owned subsidiary, Inverness Medical, Inc., for the sole purpose of purchasing and selling certain acquired consumer products. We also acquired Cambridge Diagnostic Ireland Ltd, an Irish corporation, in 1994, Orgenics Ltd., an Israeli corporation, in 1997, and Can-Am Care Corporation, a New York corporation, in 1998. Effective May 11, 2000, we changed our name to Inverness Medical Technology, Inc. Our principal executive offices are located at 200 Prospect Street, Waltham, MA 02453 and our telephone number is
(781) 647-3900. As of May 1, 2001, our principal offices will move to 51 Sawyer Road, Suite 200, Waltham, MA 02453.

We develop, manufacture and market innovative products focused primarily on diabetes self-management. Our principal products are advanced electrochemical blood glucose monitoring systems that are used by people with diabetes to determine their blood glucose levels in order to manage their disease. Our systems are accurate, small, fast and easy to use. Such systems utilize our proprietary biosensor test strips, which quickly draw blood into the strip, require only a small sample and provide users with the option of sampling from the forearm, thus avoiding the need for finger sticking. We believe that the increased convenience and comfort offered by our systems will encourage more frequent blood glucose testing, an essential element of effective diabetes self-management. Our systems focus on the more than $3 billion worldwide blood glucose monitoring market. We introduced our first-generation electrochemical blood glucose monitoring system in early 1998 and have shipped over 1.7 million meters for this system through 2000. Meter shipments for this system more than doubled in 2000 as compared to 1999. We believe that meter sales form the base for future sales of our electrochemical test strips, thus providing us with a source of recurring revenue. Additionally, we use our diabetes expertise to design and manufacture low-cost alternative test strips for use in blood glucose meters made by other manufacturers. We also market a full family of ancillary diabetes supplies such as syringes, lancets, glucose tablets and specialty skin creams. Our net sales of diabetes products were $115.5 million in 2000, an increase of approximately 62% from 1999. We expect that our revenue growth in the foreseeable future will be derived primarily from increased sales of our electrochemical blood glucose monitoring systems.

We also sell products for the women's health market and, to a lesser extent, the infectious disease market. Our products for the women's health market include home pregnancy detection tests, ovulation prediction tests and a line of nutritional supplements. Our products for the infectious disease market include tests used for the detection of certain diseases and agents, such as HIV-1 and HIV-2, hepatitis and chlamydia.

Our objective is to be the leading provider of innovative products that provide a fully integrated and comprehensive approach to the self-management of diabetes. The key elements of our strategy for achieving this goal are to:

     o    continue to develop superior blood glucose monitoring products;

     o maximize market penetration of our products through strategic partnerships, and through our wholesale and retail distribution networks;

     o develop or acquire a comprehensive and integrated array of products for diabetes self-management; and

     o continue to manufacture high quality products in mass volumes at low cost.

BUSINESS DEVELOPMENTS

ALLIANCE WITH LIFESCAN, INC.

Beginning in 1995, we have entered into development and global distribution agreements with LifeScan, which were amended in June 1999 and again in February 2001, effective January 1, 2001. Under the agreements with LifeScan, we develop and manufacture, and LifeScan markets as our sole distributor, electrochemical blood glucose monitoring systems. LifeScan markets our first-generation electrochemical system under its trademark, ONE TOUCH(R) FastTAKE(R). Furthermore, under the amendment signed in February 2001, LifeScan has agreed to increase its purchase of glucose meters from us during 2001 and we have agreed to reduce the price of such meters purchased by LifeScan in 2001. Under the terms of the agreements, LifeScan is not prohibited from selling other blood glucose monitoring systems, including electrochemical systems. However, if LifeScan either (i) introduces such a system not sourced from us prior to December 31, 2002 or (ii) fails to purchase specified minimum annual levels of our test strips, we are released from a restriction under the agreements prohibiting us from selling complete electrochemical blood glucose monitoring systems to parties other than LifeScan.

SECOND-GENERATION ELECTROCHEMICAL BLOOD GLUCOSE MONITORING SYSTEM

In August 2000, we received United States Food and Drug Administration (FDA) clearance for our second-generation electrochemical blood glucose monitoring system, which LifeScan markets under its trademark, ONE TOUCH(R) Ultra. We began shipments of the ONE TOUCH(R) Ultra system to LifeScan in December 2000. This system utilizes our latest proprietary test strip with a reduced blood sample requirement of just one microliter and features the fastest test time of any commercially available system at five seconds, providing enhanced convenience and comfort.

We believe that our systems, which are the only electrochemical blood glucose monitoring systems offered by LifeScan, are well positioned to capture an increasing market share. Further, the agreements with LifeScan contemplate that we will develop and manufacture, and LifeScan will market, additional electrochemical blood glucose monitoring systems in the future.

DEVELOPMENT AND LICENSE AGREEMENT WITH DEBIOTECH, S.A.

On October 14, 2000, we entered into a development and license agreement with Debiotech, S.A. (Debiotech), a privately-owned Swiss company, pursuant to which Debiotech seeks to develop an externally-worn insulin pump using its patented micro electro-mechanical systems (MEMS) technology in exchange for a $10 million fee. We will have the exclusive right to commercialize diabetes products using Debiotech's MEMS technology and will pay a royalty ranging from 6.5% to 10.0% of sales of such products. We also received an option, exercisable in certain circumstances for an additional fee, for the exclusive right to commercialize an implantable insulin pump which Debiotech may seek to develop using its proprietary technology. We believe that our partnership with Debiotech may lead to products that complement our current diabetes self-management products.

ACQUISITION OF INTEG INCORPORATED

On January 23, 2001, we acquired Integ Incorporated (Integ), a publicly-traded development stage company that has developed a proprietary sampling technology to extract interstitial fluid from the top layers of the skin. The purchase price for Integ consisted of 1.9 million shares of our common stock in exchange for all of Integ's outstanding common equity, $5.1 million in cash for the redemption of shares of Integ's preferred stock, and additional direct acquisition costs. We will record a significant amount of intangible assets in connection with this acquisition and will incur a significant charge in the first quarter of 2001 to write off a portion of the purchase price as in-process research and development.

ACQUISITION OF LXN CORPORATION

On March 28, 2001, we acquired LXN Corporation (LXN), a privately-held company that is developing and commercializing fructosamine monitoring technology for people with diabetes. The purchase price for LXN consists of 795,110 shares of our common stock, approximately $5.0 million paid in cash for certain expenses and employee benefits and $1.0 million which was previously advanced to LXN. We expect to record a significant amount of intangible assets in connection with this acquisition and to incur a significant charge in the quarter ended March 31, 2001 to write off a portion of the purchase price as in-process research and development costs.

We may be able to use Integ's and LXN's technologies, supplemented by our additional research and development efforts, to develop products that are complementary to our current product offerings in the areas of diabetes self-management and medical diagnostics.

BUSINESS SEGMENTS AND GEOGRAPHIC AREA

Our major reportable operating segments are diabetes and women's health. To a far lesser extent, we also sell clinical diagnostic test products in the infectious disease market. We further categorize our sales by major geographic areas of the world. Below are discussions of each of our operating segments. Financial information about our business segments is provided in Note 17 of the "Notes to Consolidated Financial Statements", which are included in our 2000 Annual Report to Shareholders (portions of which are filed herewith as Exhibit 13.1).

INDUSTRY OVERVIEW

OVERVIEW OF DIABETES

Diabetes is a chronic, life-threatening disease, for which there is no known cure. Diabetes is not a single disease, but a cluster of disorders that share certain common features, the most characteristic of which is elevated blood sugar levels. Under normal conditions, the human body responds to an increase in blood glucose by releasing the hormone insulin. Insulin stimulates the storage and metabolism of glucose, helping to return glucose levels toward normal. The two most common forms of the disease, both of which involve an insulin shortage in the human body, are referred to simply as Type 1 and Type 2 diabetes.

Type 1 diabetes is an auto-immune disease in which the human body does not produce insulin. As a result, individuals with Type 1 diabetes require daily injections of insulin to survive. Type 1 diabetes usually begins in childhood or early adulthood, and thus was formerly called juvenile-onset diabetes, but recent research has shown that it can occur at any age. Over 13,000 new cases of Type 1 diabetes are diagnosed each year in the United States in children and young adults under age 20. Type 1 accounts for 5% to 10% of diabetes worldwide.

Type 2 diabetes is a metabolic disorder resulting from the human body's inability to make enough insulin or properly use insulin. Type 2 accounts for 90% to 95% of diabetes and is increasing at an alarming rate worldwide, approaching epidemic proportions. This form of the disease is due in part to increasing longevity, increasing obesity, more sedentary lifestyles and increased levels of diagnosis. The form of the disease was thought to begin after the age of 40 and was formerly called adult-onset diabetes, but is now increasingly common even in childhood, especially in minority populations.

There are also many other forms of diabetes. Gestational diabetes mellitus occurs in 2% to 5% of pregnant women, mainly as a result of resistance to the action of insulin created by the hormones produced during pregnancy. Up to 50% of these women will develop Type 2 diabetes later in life. In addition, diabetes can develop as part of the pattern created by other hormonal diseases, specific genetic defects or as a secondary effect of various stresses, including infection, surgery or drugs.

All of these different types of diabetes can produce similar dire consequences including blindness, kidney failure, changes in the ability of the nerves to function normally, heart attacks, strokes, peripheral vascular insufficiency and even periodontal disease and tooth loss.

In the United States, diabetes currently affects between 6% and 7% of the population, or about 16 million people, and the annual cost of treatment is $44 billion. Of those affected, one-third do not even know they have the disease. The number of individuals diagnosed with diabetes continues to grow by nearly 800,000 persons per year in the United States and will reach 23 million in just 10 years. According to the Center for Disease Control, the percentage of the population found to have diabetes jumped 33% nationally to 6.5% between 1990 and 1998. This percentage increased 70% among people in their 30's.

IMPORTANCE OF BLOOD GLUCOSE MONITORING

Every person's blood glucose level varies during the course of a day depending upon factors such as diet, insulin availability, exercise, stress and illness. Normal blood glucose levels fluctuate between 80 and 120 milligrams per deciliter, or mg/dL. For people with diabetes, these levels can fluctuate dramatically from less than 20 mg/dL to more than 1,000 mg/dL. To successfully manage blood glucose levels within the normal range, a person with diabetes must first measure his or her blood glucose level and then manage this level by adjusting insulin intake, oral medication, diet and exercise.

Today, the availability of compact, easy-to-use monitoring systems that provide fast and accurate blood glucose measurements give people with diabetes a valuable tool to manage the disease more effectively, improve their quality of life and minimize the risk of long-term complications. The blood glucose monitoring market, consisting of both glucose meters and test strips, is estimated to be more than $3 billion worldwide and is expected to grow to more than $5 billion by 2005.

The landmark multi-year study, Diabetes Control and Complications Trial, or DCCT, sponsored by the National Institute of Health, showed that the onset or progression of eye, kidney and nerve disease in people with Type 1 diabetes can be slowed by intensive therapy to maintain blood glucose levels as close to normal as possible. Studies in the United Kingdom and Japan found similar results in people with Type 2 diabetes. These studies indicate that control of blood glucose is the first step towards reducing diabetes-related complications. The American Diabetes Association, or the ADA, recommends that people with diabetes test their blood glucose as frequently as four times per day.

LIMITATIONS OF EXISTING GLUCOSE MONITORING PRODUCTS

Despite the proven benefits of frequent monitoring and intensive management of blood glucose levels, a significant number of people with diabetes fail to test at the recommended frequency, or at all. We believe that people with diabetes test, on average, slightly more than once per day, compared to the recommended four tests per day. We believe this under-testing is due to the limitations of existing products including:

     o DISRUPTION OF LIFESTYLE. The process of measuring blood glucose levels causes significant disruption to the daily lifestyle of people with diabetes. To obtain a sample, users are generally required to stick one of their fingertips with a lancing device, which typically consists of a spring-loaded needle that penetrates a measured distance into the finger. Users must then draw a sample of blood from the finger, which often requires squeezing of the fingertips and may require another finger stick if a sufficient volume of blood is not obtained the first time. After drawing a blood sample, users generally are required to apply the blood sample on a disposable test strip. Blood glucose meters typically take between 20 and 40 seconds to display the test result. In addition, the need to obtain a large sample of blood from the user's fingertips is inconvenient and causes discomfort. The length of time required to conduct the test and the complexity of existing glucose monitoring systems discourage users from frequent testing and contribute to poor compliance.

     o PERCEIVED PAIN AND SORE FINGERTIPS. Although fingertips provide a good site to obtain blood samples, they also contain many specialized sensory nerve endings that make both the lancing and the manipulation of the finger painful. Most of the blood glucose meters currently on the market require users to draw a sample size of between 2 and 10 microliters in order to accurately measure blood glucose levels. The larger the blood sample required, the more likely a user will require wider or deeper lancing in order to successfully draw the sample, leading to more contact with sensitive nerve endings and increased pain. Drawing a large enough sample of blood may require squeezing the fingertips and cause incremental discomfort. The level of pain and discomfort is compounded by the fact that fingertips offer limited surface area, and therefore, tests are often conducted in areas that are sore from repeated daily tests. Users may also suffer pain or discomfort after the test is completed when the wound caused by the lancing device is touched or disturbed during normal daily activities. Additionally, many frequent testers develop calluses on their fingertips that cause a loss of sensation, are unattractive and make subsequent testing more difficult.

We believe that blood glucose monitoring systems that provide increased convenience and comfort will lead to significant growth in the frequency of daily testing and will capture an increased share of the growing blood glucose monitoring market.

OTHER SELF-TEST MARKETS

The market for women's health self-test products is comprised mostly of home pregnancy detection tests, which represent 90% of the market, and ovulation prediction tests, which represent 10% of the market.

There are numerous pregnancy self-tests on the market, which are typically urine-based tests and provide results in less than five minutes. Pregnancy self-tests are sensitive enough to indicate pregnancy within one or two days of a missed menstrual period. Determinations of fertility are generally made using ovulation prediction tests, most notably those based on the luteinizing hormone. Approximately 15% of couples in the United States experience fertility problems. We believe that increased awareness of the incidence of infertility, as well as a desire on the part of couples to plan conception with more certainty, has led to increasing demand for ovulation prediction tests. Ovulation prediction urine-based tests are generally easy to use and are becoming widely accepted by professional fertility care providers and the general public.

BUSINESS STRATEGY

Our objective is to be the leading provider of innovative diabetes self-management products that provide a fully-integrated and comprehensive approach to self-management of diabetes. The key elements of our strategy for achieving this goal are to:

     o CONTINUE TO DEVELOP SUPERIOR BLOOD GLUCOSE MONITORING PRODUCTS. We will continue to focus our research and development efforts to expand our expertise in diabetes management. These efforts enable us to improve upon our existing monitoring systems, resulting in increased convenience and comfort. Since early 1998, we have introduced two generations of electrochemical blood glucose monitoring systems that are accurate, small, fast and easy to use. Both of these systems utilize our proprietary test strips that provide users with the option of alternate site, off-finger testing. We plan to continue to introduce new products as we strive to achieve our goal of introducing pain-free, non-disruptive, continuous glucose monitoring systems.

     o MAXIMIZE MARKET PENETRATION OF OUR PRODUCTS THROUGH STRATEGIC PARTNERSHIPS AND THROUGH OUR WHOLESALE AND RETAIL DISTRIBUTION NETWORKS. We intend to build upon our worldwide distribution relationship with LifeScan in order to increase our existing 5% share of the United States blood glucose test strip market and to gain significant market share in other countries. LifeScan presently controls 38% of the blood glucose test strip market in North America. Currently, 85% of the test strips sold by LifeScan are photometric based and 15% are electrochemical. Recently, LifeScan announced a shift in its marketing focus to electrochemical blood glucose monitors from its historical emphasis on photometric monitors. We are currently the sole supplier of electrochemical systems to LifeScan. We believe that the combination of our superior systems and LifeScan's well-established "ONE TOUCH(R)" brand name, promoted and sold by its 1,000 person global sales force and worldwide distribution capabilities, provides a significant opportunity to increase our market penetration. In addition, we market our low-cost alternative blood glucose test strips for use in meters made by other manufacturers through other strategic relationships with companies such as Menarini Industrie Farmaceutical Riunite S.R.L. of Italy, B. Braun Melsungen AG of Germany and Azupharma GmbH & Co., a unit of Novartis. Our other diabetes products are sold primarily through our own wholesale and retail distribution networks.

     o DEVELOP OR ACQUIRE A COMPREHENSIVE AND INTEGRATED ARRAY OF PRODUCTS FOR DIABETES SELF-MANAGEMENT. We believe that we are well positioned to draw on our industry knowledge, technical capabilities and market position to develop additional innovative tools that people with diabetes can use to more effectively manage their disease. We recently acquired Integ, which has developed a proprietary sampling technology to extract interstitial fluid from the top layers of the skin. We also recently acquired LXN, which is developing and commercializing fructosamine monitoring technology primarily for use by people with Type 2 diabetes. In addition, we recently entered into a development and license agreement with Debiotech pursuant to which Debiotech will develop an externally-worn insulin pump using its MEMS technology. Through these and other selective acquisitions and strategic partnerships, as well as our own ongoing research and development efforts, we intend to develop and introduce products which will offer people with diabetes and their health care professionals a comprehensive and integrated approach to the management of the disease and generate recurring revenues.

     o CONTINUE TO MANUFACTURE HIGH-QUALITY PRODUCTS IN MASS VOLUMES AT LOW COST. One of the most significant contributors to our growth has been and will continue to be the increase of manufacturing capacity for our proprietary electrochemical blood glucose test strips. We have fully internalized this aspect of our business by establishing and growing our high-quality, low-cost and large-volume strip manufacturing capability at our facility in Inverness, Scotland. Currently, we have identified, and will continue to seek, those portions of our operations that are outside of this core competency and will continue to outsource those portions when appropriate.

PRODUCTS

Our main products consist of self-diagnostic tests which target diabetes management and women's health, as well as nutritional supplements targeted primarily to women. To a far lesser extent, we also sell various clinical diagnostic test products in the infectious disease market.

DIABETES MANAGEMENT PRODUCTS

We develop, manufacture and market electrochemical blood glucose monitoring systems, which include meters and associated test strips. The following chart compares some of the characteristics of our first and second generation systems, marketed by LifeScan under its brands, ONE TOUCH(R) FastTAKE(R) and ONE TOUCH(R) Ultra, respectively, in relation to other widely available electrochemical blood glucose monitoring systems being sold today:

                                                                    BAYER          BAYER
       COMPANY             LIFESCAN         ROCHE DIAGNOSTICS    DIAGNOSTICS    DIAGNOSTICS    MEDISENSE
                          ONE TOUCH(R)                           Glucometer(R)
   CHARACTERISTIC/       FastTake(R)/ONE       Accu-Check(R)     Elite(R)/Elite   Glucometer(R)  Precision
       SYSTEM            TOUCH(R)Ultra          Advantage(R)         XL(R)          DEX(R)       Q.I.D.(R)

   Alternate site             Yes                  No                 No             No            No
testing (off-finger)

     Sample size                               4 (Comfort
    (microliters)           1.5/1.0           Curve(TM)Strip)         2/2            3/4           3.5
                                          9 (Advantage(R)Strip)

 Test time (seconds)         15/5                  40               30/30            30            20

Both the ONE TOUCH(R) FastTAKE(R) and ONE TOUCH(R) Ultra systems consist of an electrochemical meter, with a large, easy to read visual display and associated biosensor test strips. To operate these systems, the strip is inserted into the meter, which automatically activates from standby mode. The user then applies a small blood sample to the end of the test strip, which automatically initiates the test, and the meter displays the result. Both systems feature internal memory and data downloading capabilities to provide people with diabetes information to more effectively manage their disease, either individually or with their health care professionals. The ONE TOUCH(R) FastTAKE(R) system has accounted for the majority of our recent growth, and we expect the ONE TOUCH(R) Ultra system will further enhance this growth.

We also produce and sell low-cost alternative blood glucose test strips for use in other leading brand meters, such as its Excel(R) G strips for use in the Bayer Glucometer(R) Elite(R). We distribute these low-cost alternative strips in the United States and Europe. In addition, we distribute a comprehensive line of ancillary diabetes care products, including lancets, glucose tablets, syringes and specialty skin creams in the United States. Many of these products are sold under store brand labels of retail drug store chains and mass merchandisers.

WOMEN'S HEALTH PRODUCTS

We market a variety of women's health products including pregnancy detection and ovulation prediction self-tests, as well as nutritional supplement products targeted primarily to women.

Our pregnancy detection tests enable women to detect pregnancy at home through urine sampling. These tests display visual results in approximately three minutes. All of our pregnancy detection tests are manufactured at our facility in Galway, Ireland, and are generally sold over-the-counter by drug store chains and mass merchandisers under their own store brand label. We also increasingly market these products under our own brand.

Our ovulation prediction tests, marketed as the Early Ovulation Predictor under our own brand name and under various store brand labels of retail drug chains and mass merchandisers, are used by women to test for ovulation in their own home as an aid to family planning and provide 24 to 48 hour notice of when ovulation is likely to occur. Our tests are easy-to-use and provide clinically accurate results in approximately three minutes. All of our ovulation prediction tests are manufactured at our facility in Galway, Ireland.

We market a line of nutritional supplements through retail drug store chains and mass merchandisers. Our nutritional supplement product line includes SoyCare(TM), Stresstabs(R), Ferro-Sequels(R) and Posture(R).

CLINICAL DIAGNOSTICS PRODUCTS

To a far lesser extent, we manufacture and market through our wholly-owned subsidiary, Orgenics Ltd., in Yavne, Israel, professional diagnostic test products based on several proprietary technological systems, including genetic assays, immunoassays, rapid tests and confirmatory tests using multiple antigens. These tests, or adaptations of them, are applicable to detecting a wide variety of infectious diseases and agents, including HIV-1 and HIV-2, hepatitis and chlamydia. These clinical diagnostic products are designed to enable small-to-medium-sized laboratories to analyze low volumes of tests economically.

MARKETING AND SALES

ELECTROCHEMICAL BLOOD GLUCOSE MONITORING SYSTEMS

All of our electrochemical blood glucose monitoring systems are marketed, sold and distributed by LifeScan under a worldwide distribution agreement. We established our relationship with LifeScan in 1995 and introduced our first generation system in early 1998. LifeScan primarily markets, sells and distributes our systems in North America and Europe and is expanding into additional international markets, including Japan. LifeScan presently maintains a global sales force of approximately 1,000 professionals who are focused entirely on marketing their ONE TOUCH(R) family of blood glucose monitoring systems, including ONE TOUCH(R) FastTake(R) and ONE TOUCH(R) Ultra. LifeScan has recently announced that it has shifted the primary focus of its sales and marketing efforts to electrochemical-based systems as part of its broader strategy to increase market share. We are currently the sole supplier of such systems to LifeScan.

LOW-COST ALTERNATIVE BLOOD GLUCOSE TEST STRIPS FOR USE IN LEADING BRAND METERS
   MADE BY OTHER MANUFACTURERS

We market and sell Excel(R) G, a low-cost alternative test strip, for use in the Bayer's Glucometer(R) Elite(R) system in the United States through our own wholesale and retail distribution networks. In Europe, we market Excel(R) G through a strategic partnership with Azupharma. We also utilize other strategic partnerships to market and sell additional alternative test strips in Europe. We believe that these strategic partnerships allow us to leverage the brand name, marketing and distribution strength of our partners in their respective geographic areas in order to enhance market penetration. For example, we have a strategic partnership with Menarini under which Menarini markets and sells test strips for use in its own electrochemical meter. We have a similar arrangement with B. Braun which distributes another of our test strips for use in its electrochemical meter.

OTHER ANCILLARY DIABETES CARE PRODUCTS

We market and sell our ancillary diabetes care products in the United States, including lancets, glucose tablets, syringes and specialty skin creams. We sell these products under our own brand names, as well as under store brands of retail drug store chains, including CVS, Eckerd Drug, Walgreens and Rite-Aid, and mass merchandisers, such as Wal-Mart, Kmart and Target.

WOMEN'S HEALTH PRODUCTS

We market and sell our women's health products, including nutritional supplements, under our own brand names as well as under store brands of retail drug store chains and mass merchandisers in the United States.

CLINICAL DIAGNOSTIC PRODUCTS

We have sales offices in Israel, France, Brazil and Colombia which distribute our clinical diagnostic products to professional institutions and other companies in more than 90 countries, principally in Europe, Latin America, Africa and Asia.

MANUFACTURING

Our principal manufacturing facilities are in Inverness, Scotland, where we produce electrochemical blood glucose test strips, and Galway, Ireland, where we produces pregnancy detection and ovulation prediction tests. We also have a manufacturing facility in Yavne, Israel, where we produce our clinical diagnostic test products. In addition, we utilize contract manufacturers to produce our electrochemical blood glucose monitoring meters, ancillary diabetes care products, nutritional supplements and other women's health products.

Since we opened our facility in Inverness, Scotland, in December 1995, we have devoted substantial efforts to developing a technologically advanced production facility that we believe gives us a competitive advantage. Our Inverness facility is an FDA registered establishment which has been configured for highly automated, low-cost production of advanced electrochemical biosensor test strips. Currently consisting of 103,500 square feet, this facility integrates manufacturing closely with our research and development efforts, to allow us to produce mass volumes of test strips to the technical specifications set out by our development teams. Our sophisticated manufacturing systems allow us to automatically produce, cut and pack test strips in vials that consistently meet the quality control standards which regulate our operation. These production efforts permit us to commercialize and deliver innovative technology in a consistent, high-quality and cost-effective manner. Although our existing capacity at Inverness is sufficient to satisfy our contractual obligations, we are currently expanding our production capacity to meet anticipated demand.

We produce our pregnancy detection and ovulation prediction tests at our facility in Galway, Ireland. Our Galway facility is an FDA registered establishment which employs modern production techniques to produce consistent, high-quality components that are assembled on-site and subsequently packaged by a third party in the United States.

RESEARCH AND DEVELOPMENT

We are focusing our research and development efforts primarily on the development of our diabetes self-test diagnostic products, including electrochemical blood glucose monitoring systems, alternative low-cost test strips and non-invasive and continuous blood glucose measurement technologies. In addition, we devote a lesser degree of resources to the development of new products and enhanced features for our lines of women's health and clinical diagnostics products. Most of our research and development activities are carried out in Inverness, Scotland, Waltham, Massachusetts, St. Paul, Minnesota, Galway, Ireland, and Yavne, Israel. We supplement our internal research and development efforts with third parties' efforts either through co-development or licensing arrangements, or through product or technology acquisitions. In connection with our co-development or licensing activities, we may provide financial development assistance to these parties and may also utilize our own research and development resources to design certain portions of such products.

Total research and development expenses for 2000, 1999 and 1998 were $12.5 million, $6.9 million and $7.4 million, respectively. We expect to spend a significant and increasing amount on research and development efforts during 2001.

COMPETITION

DIABETES MANAGEMENT PRODUCTS

The medical products industry, including the self-test industry, is quickly evolving and developments are expected to continue at a rapid pace. Competition in this industry is intense and we expect it to increase as new products and technologies become available and new competitors enter the market. Our competitors in the United States and abroad are numerous and include, among others, diagnostic testing and medical products companies, universities and other research institutions. Our success depends, in part, upon developing and maintaining a competitive position in the development of products and technologies in our area of focus. Our competitors may succeed in developing technologies and products that are more effective than those that we have been or are developing or that render our technologies or products obsolete or noncompetitive. Our competitors may also succeed in obtaining patent protection or other intellectual property rights that would prevent us from developing our potential products, or in obtaining regulatory approval for the commercialization of their products more rapidly or effectively than we are able to. Finally, many of our existing or potential competitors have or may have substantially greater research and development capabilities, clinical, manufacturing, regulatory and marketing experience and financial and managerial resources than us.

We market low-cost alternative test strips that are used in other manufacturers' electrochemical blood glucose monitoring systems. If we succeed in the alternative strip market, others may attempt to enter this market with similar products. In addition, the introduction of lower-priced alternative test strips could lead the manufacturers of the systems, with which our low-cost alternative test strips are compatible, to lower their own test strip prices, thereby reducing or eliminating our price advantage.

We are also aware of several of our competitors who are attempting to develop non-invasive blood glucose monitoring technologies. Non-invasive blood glucose monitoring involves methods for measuring blood glucose levels without the need to draw blood and, in certain proposed configurations, without the need to utilize disposable components, such as test strips. We and several other manufacturers are pursuing a number of different technological approaches to non-invasive blood glucose monitoring. These include near-infrared spectroscopy, which involves shining a beam of near-infrared light to penetrate the skin and determine the amount of glucose in the blood, and reverse iontophoresis, which utilizes a "patch" system to extract glucose through the skin for measurement by an external meter. In addition, we and several other manufacturers are pursuing minimally invasive approaches to blood glucose monitoring such as interstitial fluid testing. The development and successful introduction of any such products by any of our competitors could harm our business.

Four major medical products companies, Bayer Diagnostics, LifeScan, the MediSense division of Abbott Laboratories and Roche Diagnostics, currently account for more than 90% of worldwide sales of all blood glucose monitoring systems. In addition, several smaller companies are in the process of developing and rolling out blood glucose monitoring systems. We believe that people with diabetes currently consider the following factors in selecting a blood glucose monitoring system:

     o   brand name;

     o   recommendations by health care professionals;

     o   level of pain in use;

     o   size of the meter;

     o   ease and convenience of use;

     o   test time;

     o   accuracy and consistency;

     o   availability, cost and reimbursement status; and

     o   memory and data management.

In the ancillary diabetes care industry, which includes lancets, glucose tablets, syringes, and specialty skin creams, competition is based principally upon brand name recognition, price, quality of products, customer service and marketing support. There are numerous companies in this industry selling products to retailers. A number of these companies, particularly manufacturers of nationally-advertised brand name products, are substantially larger than us and have greater financial resources.

WOMEN'S HEALTH PRODUCTS

Competition in the pregnancy detection and ovulation prediction market is intense. Our competitors in the United States are numerous and include, among others, large medical and consumer products companies as well as private label manufacturers. For consumer products companies, competition principally centers around brand name recognition. For private label manufacturers, competition is based primarily on the delivery of products with substantially the same features and performance as brand name products at lower prices. Many of our competitors have substantially greater financial, production, marketing and distribution resources than us. In the women's health market, we believe that we have developed a significant market penetration with our private label and branded pregnancy detection and ovulation prediction tests. We believe that we can continue to compete effectively in the women's health market based on our research and development capabilities, advanced manufacturing expertise and established wholesale and retail distribution networks.

In the nutritional supplements industry, competition is based principally upon brand name recognition, price, quality of products, customer service and marketing support. There are numerous companies in this industry selling products to retailers. A number of these companies, particularly manufacturers of nationally advertised brand name products, are substantially larger than us and have greater financial resources.

CLINICAL DIAGNOSTIC PRODUCTS

The primary competitors of one of our infectious disease products, the ImmunoComb, are standard enzyme-linked immunoabsorbent assay (ELISA) systems, such as those produced by Organon, Inc., Pasteur Sanofi Diagnostics, Abbott and Roche, and other diagnostic tests produced by Abbott and Ortho Diagnostic Systems, Inc. ELISA tests are generally used by high-volume batch processors such as blood banks and other centralized laboratories. In addition, there are other rapid testing systems, generally for HIV, based upon immunoconcentration, which can provide results in five to ten minutes. In contrast to ImmunoComb, which is an immunoassay-based test used to simultaneously test multiple samples for multiple analytes, the immunoconcentration systems are single sample and mostly single analyte systems. We believe that the single sample presentation of the immunoconcentration systems results in production costs per test that are two to three times more expensive than those of the ImmunoComb, and that the procedure for each immunoconcentration test limits the number of tests that can be processed at one time. We believe that our HIV tests are competitive with single analyte immunoconcentration tests in speed, but offer greater sensitivity at a lower cost.

PATENTS AND PROPRIETARY TECHNOLOGY; TRADEMARKS

The medical products industry, including the diagnostic testing industry, places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Our success will depend, in part, on our ability to obtain patent protection for our products and manufacturing processes to preserve our trade secrets and to avoid infringing the proprietary rights of third parties.

We hold certain patent rights, have certain patent applications pending and expect to seek additional patents in the future. However, we cannot assure you as to the success or timeliness in obtaining any such patents or as to the breadth or degree of protection that any such patents might afford us. The patent position of medical products and diagnostic testing firms is often highly uncertain and usually involves complex legal and factual questions. There is a substantial backlog of patents at the United States Patent and Trademark Office. No consistent policy has emerged regarding the breadth of claims covered in medical product patents. Accordingly, we cannot assure you that patent applications relating to our products or technology will result in patents being issued, that, if issued, such patents will afford adequate protection to our products or that our competitors will not be able to design around such patents. In general, patents in blood glucose monitoring systems have offered protection in the form of delaying competitors in their efforts to develop and produce competitive systems rather than completely foreclosing a competitor's ability to design, develop and produce a product that is competitive. In that regard, a company's research and development efforts, supplemented by the timing protection afforded by protective patents, are what leads to a competitive advantage.

We believe our research and development efforts, supplemented by our patent and other intellectual property protection efforts, have given us a competitive advantage in the development of our innovative electrochemical blood glucose monitoring products. Accordingly, although we have several significant patents and patent applications covering relevant portions of our electrochemical blood glucose monitoring technology, we believe that our continued research and development efforts and our intellectual property protection efforts for newly developed technology are the most significant factors in achieving and maintaining a position of technological and commercial leadership. In this regard, we have recently acquired Integ, which has developed a technology to test glucose through interstitial fluid samples. We believe this technology is innovative and may be viable for commercialization, although our continued research and development efforts will be needed to move towards commercialization. Although Integ's patents offer some protection from competition, our continued efforts will be required to realize the potential benefits from these patents, which are also subject to certain third-party licensing rights granted to another company that is in the diabetes management business.

The medical products industry, including the diagnostic testing industry, historically has been characterized by extensive litigation regarding patents, licenses and other intellectual property rights. We could and have incurred substantial costs in defending ourselves against patent infringement claims and in asserting such claims against others. Under our arrangements with LifeScan, we agreed to indemnify LifeScan for any claims that our electrochemical blood glucose monitoring products, that LifeScan markets, sells and distributes, infringe any patents. To determine the priority of inventions, we may also have to participate in interference proceedings declared by the U.S. Patent and Trademark Office, which could also result in substantial costs to us. If the outcome of any such litigation is adverse to us, our business could be materially adversely affected.

In addition, we are sometimes required to obtain licenses to patents or other proprietary rights of third parties to market their products. We cannot assure you that licenses required under any such patents or proprietary rights would be made available on terms acceptable to us, if at all. If we do not obtain such licenses, we may encounter delays in product market introductions while we attempt to design around such patents or other rights, or we may be unable to develop, manufacture or sell such products in certain countries, or at all.

We also seek to protect our proprietary technology, including technology that may not be patented or patentable, in part through confidentiality agreements and, if applicable, inventors' rights agreements with collaborators, advisors, employees and consultants. We cannot assure you that these agreements will not be breached, that we will have adequate remedies for any breach or that our trade secrets will not otherwise be disclosed to, or discovered by, competitors. Moreover, we may from time to time conduct research through academic advisors and collaborators who are prohibited by their academic institutions from entering into confidentiality or inventors' rights agreements.

Finally, we believe that certain of our trademarks in the nutritional supplements product line are valuable assets and are important to the marketing of the nutritional supplements. Substantially all of these trademarks have been registered with the U.S. Patent and Trademark Office. We cannot assure you, however, that registrations will afford us adequate protection and will not be challenged as unenforceable or invalid, or will not be infringed. In addition, we could incur substantial costs in defending suits brought against us or in prosecuting suits in which we assert rights under such registrations.

GOVERNMENT REGULATION

Our research, development and clinical programs, as well as our manufacturing and marketing operations, are subject to extensive regulation by numerous governmental authorities in the United States and other countries. Most of our self-test products require governmental approvals for commercialization. New products may require pre-clinical and clinical trials. Manufacturing and marketing of many of our products are subject to the rigorous testing and approval process of the FDA and corresponding foreign regulatory authorities. The regulatory process, which includes pre-clinical and clinical testing of many of our products to establish their safety and effectiveness, can take many years and require the expenditure of substantial financial and other resources. Data obtained from pre-clinical and clinical activities are susceptible to varying interpretations that could delay, limit or prevent regulatory approval. In addition, delays or rejection may be encountered based upon changes in, or additions to, regulatory policies for device marketing authorization during the period of product development and regulatory review. Delays in obtaining such approvals could adversely affect our marketing of products developed and our ability to generate commercial product revenues.

In addition, we are required to meet regulatory requirements in countries outside the United States, which can change rapidly with relatively short notice, resulting in our products being banned in certain countries and an associated loss of revenues and income. Foreign regulatory agencies can also introduce test format changes which, if we do not quickly address, can result in restrictions on sales of our products. Such changes are not uncommon due to advances in basic research.

The manufacturing, processing, formulation, packaging, labeling and advertising of our nutritional supplements is subject to regulation by one or more federal agencies, including the FDA, the Federal Trade Commission (FTC) and the Consumer Product Safety Commission. These activities are also regulated by various agencies of the states, localities and foreign countries in which our nutritional supplements are now sold or may be sold in the future. In particular, the FDA regulates the safety, manufacturing, labeling and distribution of dietary supplements, including vitamins, minerals and herbs, as well as food additives, over-the-counter (OTC) and prescription drugs and cosmetics. The Good Manufacturing Practices promulgated by the FDA are different for nutritional supplement, drug and device products. In addition, the FTC has overlapping jurisdiction with the FDA to regulate the promotion and advertising of dietary supplements, OTC drugs, cosmetics and foods.

THIRD-PARTY REIMBURSEMENT

Self-monitoring of blood glucose is a standard of care in the United States and other developed countries. The costs associated with the purchase of blood glucose monitoring products such as meters and test strips are generally reimbursed. Medicare, Medicaid and a wide array of preferred provider organizations in the United States currently reimburse users of our systems. Currently, forty states have implemented legislation that requires private health insurers and health maintenance organizations to reimburse people with diabetes for the costs of blood glucose monitoring systems and supplies. Reimbursement and health care payment systems in international markets vary significantly by country, and include both government-sponsored health care and private insurance.

PRODUCT LIABILITY AND LIMITED INSURANCE COVERAGE

The testing, manufacturing and marketing of medical diagnostic devices, such as our blood glucose monitoring systems, entail an inherent risk of product liability claims. In addition, the marketing of the nutritional supplements may cause us to be subjected to various product liability claims, including, among others, claims that our nutritional supplements have inadequate warnings concerning side effects and interactions with other substances. Potential product liability claims may exceed the amount of our insurance coverage or may be excluded from coverage under the terms of the policy. We cannot be assured that existing insurance can be renewed at a cost and level of coverage comparable to that presently in effect, if at all. In the event that we are held liable for a claim, against which we are not indemnified or for damages exceeding the limits of our insurance coverage, such claim could have a material adverse effect on our business, financial condition and results of operations.

EMPLOYEES

As of December 31, 2000, we had a total of 871 full-time employees, of which 72 employees are located in the United States. In addition, we utilize the services of a number of consultants specializing in research and development in our targeted markets, regulatory compliance, strategic planning, marketing and legal matters.


ITEM 2. DESCRIPTION OF PROPERTY

Our principal corporate administrative office, together with the administrative office of our U.S. businesses, is currently housed in a 10,000 square feet leased space in Waltham, Massachusetts, for a monthly rent of $8,333. By its terms, the lease for this facility was to expire on December 31, 2001. However, we received a notification for termination of the leasehold as of April 30, 2001 from our landlord at their option and have secured a new lease for a 20,614 square feet space located at 51 Sawyer Road, Waltham, Massachusetts, in March 2001. The new office lease commences on May 1, 2001 and expires on May 30, 2003. The monthly lease payment of the new office space will be $73,867. We also lease smaller facilities in Munich, Germany, and Brussels, Belgium, for offices and warehouse space. We believe that these facilities are adequate for our operations in the foreseeable future.

We have manufacturing operations in Scotland, Ireland and Israel. The facility in Inverness, Scotland consists of 103,500 square feet and includes areas for manufacturing, warehousing, research and development, and administrative offices for the majority of our diabetes product line. We currently manufacture the ONE TOUCH(R) FastTAKE(R) and the ONE TOUCH(R) Ultra strips and alternative blood glucose strips at our Inverness facility. The Inverness facility lease expires in 2019, with an option to purchase the facility at the higher of the fair market value of the premises or approximately $8,212,000. Annual rent of the Inverness facility amounts to approximately $1,045,000. Our facility in Galway, Ireland consists of a 40,000 square foot space. We own half of the Galway facility and lease the other half from a private developer under a lease that expires in 2026. The Galway facility houses the manufacturing, warehousing and research and development of our pregnancy detection and ovulation prediction test products. Additionally, starting in February 2001, the Galway facility performs certain packaging work for our diabetes business line. Aggregate annual mortgage and lease payments for our Galway facility total approximately $197,000.

The FDA regulates companies that manufacture commercial medical devices and requires that such companies manufacture such devices in a properly designed environment. Both our Inverness and Galway facilities are designed and constructed to comply with the FDA's regulations and requirements necessary for approvals and commercial sales within the United States. As required by the regulations, we have registered both of these facilities with the FDA, ensuring that they are in compliance prior to commercial sales in the United States. Each registered facility is required to submit to an FDA inspection not less than once every two years. The facility in Galway has maintained ISO 9002 certification since August 1996 and the Inverness facility has maintained ISO 9001 certification since May 1998.

Our newly acquired subsidiary, Integ, houses its administrative office and research and development activities in a 42,000 square foot facility in St. Paul, Minnesota. The annual lease payment for the Integ facility is $390,000 and the lease expires in 2005. Integ is subletting 65% of its facility for the remainder of its lease term. We believe that Integ's facility is adequate for our foreseeable operations.

We house administrative offices, development and manufacturing operations of our clinical diagnostics business subsidiary in a leased facility of approximately 10,000 square feet in Yavne, Israel. The lease for this facility expires in 2006 and carries rent of approximately $25,000 per month. The facility includes a number of specialized features and equipment, including environmentally controlled areas, customized production equipment, and computerized systems for purchasing, inventory management and materials tracking. Our Israeli subsidiary also maintains small sales offices in Paris, France, Sao Paulo, Brazil, and Bogota, Columbia. We believe these facilities are adequate for our clinical diagnostics business operations in the foreseeable future.

We have insurance coverage for the properties and equipment that we own or house.


ITEM 3. LEGAL PROCEEDINGS

ABBOTT LABORATORIES AND ABBOTT LABORATORIES, LIMITED V. LIFESCAN CANADA LTD.,
   LIFESCAN, INC. AND SELFCARE, INC.

On November 23, 1999, Abbott Laboratories and Abbott Laboratories, Limited (Abbott) commenced a lawsuit against us, LifeScan Canada Ltd. (LifeScan Canada) and LifeScan in the Canadian Federal Court, Trial Division, Court No. T-2061-99. The statement of claim alleges that LifeScan Canada sells electrode strips for use in the FastTAKE(R) blood glucose monitoring system we supply to LifeScan. It is also alleged that the sale of such electrode strips in Canada infringes Canadian Patent No. 1,226,036 issued to Genetics International, Inc., an alleged predecessor in title of Abbott. Abbott is seeking an injunction against the manufacture, importing, offering for sale and selling of FastTAKE(R) electrode strips in Canada, as well as damages or the profits of the defendants arising from the sales of such electrode strips in Canada. In our statement of defense and counterclaim, we deny infringement and attack the validity of the patent on a number of grounds. Abbott has not filed a defense to our counterclaim, and the parties have not yet commenced documentary discovery. At this stage of the litigation, it is not possible to predict the outcome of the action. A final ruling adverse to us could involve us being prevented from selling our FastTAKE(R) electrode strips in Canada and could include us paying to Abbott either an amount equal to the profit generated from all sales of FastTAKE(R) electrode strips in Canada or Abbott's damages.

ABBOTT LABORATORIES ET ALS  V. CORBRIDGE GROUP PTY LTD AND SELFCARE PTY LTD.

In November 1999, Abbott commenced a lawsuit against our Australian subsidiary, Selfcare Pty Ltd. and Corbridge, its Australian distributor, in the Federal Court of Australia. The complaint alleged that the Selfcare(R) Excel(R) ET disposable test strips (ET Test Strips) we supply to Corbridge infringe Australian Patent No. 572,138 (the Australian Test Strip Patent) issued to Abbott's predecessor in title on May 5, 1988 (and assigned to Abbott only a few weeks prior to commencement of the proceedings). The ET Test Strips are marketed in Australia for use with Abbott's ExacTech(R) brand sensor device. Abbott is seeking damages and an injunction against supply of these test strips in Australia. Abbott also sought to enjoin the defendants from the importation and supply of these test strips in Australia during the pendency of the infringement litigation. On November 24, 2000 the court dismissed Abbott's lawsuit, but Abbott lodged an appeal and also applied to amend the Australian Test Strip Patent so as to claim products that fit the description of the ET Test Strips. The court has directed that the amendment application be heard before the appeal is entertained and on February 5, 2001 ordered a timetable for Abbott to give discovery. It is unlikely that any ruling against the Australian defendants could have an adverse impact on our sales, operations or financial performance elsewhere in the world. We continue to believe that the ET Test Strips do not infringe the Australian Test Strip Patent and that the dismissal of Abbott's claims will be upheld on appeal. Furthermore, the Australian defendants counterclaimed against Abbott seeking revocation of the Australian Test Strip Patent as well as damages and injunctive relief for breaches of Australian antitrust law and misleading conduct prohibitions. The court has adjourned hearing of the antitrust counterclaim and has reserved judgment on the misleading conduct and revocation aspects of our counterclaims. We continue to believe that our counterclaims have good prospects of success and that, under Australian law, Abbott will be required to pay a large portion of our legal costs incurred in the proceedings.

ABBOTT LABORATORIES V. LIFESCAN, INC. AND SELFCARE, INC.

In late October 1998, Abbott commenced a lawsuit against us and LifeScan in the United States District Court for the District of Massachusetts. The complaint alleges that the disposable test strips used in the FastTAKE(R) blood glucose monitoring system we supply to LifeScan infringe U.S. Patent No. 5,820,551 (the Test Strip Patent) issued to Abbott on October 13, 1998. Abbott is seeking damages and an injunction against sales in the United States. Abbott also sought to enjoin LifeScan and us from the manufacture, use and sale of these blood glucose test strips in the United States during the pendency of the infringement litigation. On February 22, 1999, the court denied Abbott's motion for a preliminary injunction and stated "...that Abbott is unlikely to succeed on the merits of its claim of patent infringement..." Discovery in the case is continuing. Although a final ruling against us could have a material adverse impact on our sales, operations or financial performance, based on a review of the Abbott claims by outside patent counsel and the aforementioned court ruling, we believe that our FastTAKE(R) test strips do not infringe the Test Strip Patent and that Abbott's claims will be proven to be without merit.

ABBOTT LABORATORIES V. SELFCARE, INC. AND PRINCETON BIOMEDITECH CORPORATION

In April 1998, Abbott commenced a lawsuit against us and Princeton BioMeditech Corporation (PBM), which manufactured certain products for us, in an action filed in the United States District Court for the District of Massachusetts (District Court), asserting patent infringement arising from our and PBM's manufacture, use and sale of products that Abbott claims are covered by one or more of the claims of U.S. Patent Nos. 5,073,484 and 5,654,162 (the Pregnancy Test Patents), to which Abbott asserts that it is the exclusive licensee. Abbott claims that certain of our products relating to pregnancy detection and ovulation prediction infringe the Pregnancy Test Patents. Abbott is seeking an order finding that we and PBM infringe the Pregnancy Test Patents, an order permanently enjoining us and PBM from infringing the Pregnancy Test Patents, compensatory damages to be determined at trial, treble damages, costs, prejudgment and post-judgment interest on Abbott's compensatory damages, attorneys' fees, and a recall of all of our existing products found to infringe the Pregnancy Test Patents. On August 5, 1998, the court denied Abbott's motion for a preliminary injunction. On March 31, 1999, the District Court granted a motion by us, PBM, and PBM-Selfcare LLC (the LLC), the joint venture between the two companies, filed to amend our counterclaim against Abbott, asserting that Abbott is infringing U.S. Patent Nos. 5,559,041 (the 041 patent) and 5,728,587 (the 587 patent), which are owned by the LLC, and seeking a declaration that Abbott infringes the patents and that we are entitled to permanent injunctive relief, money damages and attorneys' fees. On November 5, 1998, Abbott filed suit in the United States District Court for the Northern District of Illinois seeking a declaratory judgment of non-infringement, unenforceability and invalidity of the 041 patent and the 587 patent. The Illinois court granted our motion to transfer the aforementioned Illinois action to Massachusetts. We and our co-defendant moved for summary judgment on our defense that the Abbott patents are invalid, and on September 29, 2000, the court granted partial summary judgment, holding that certain key claims in Abbott's patents are invalid as a matter of law. The court refused to grant summary judgment on Abbott's claims of infringement or our remaining claims of invalidity, which will now go forward to trial. We believe that we have strong defenses against Abbott's claims and will continue to defend the case vigorously; however, a final ruling against us would have a material adverse impact on our sales, operations or financial performance.

BECTON, DICKINSON AND COMPANY V. SELFCARE, INC. ET. AL.

On January 3, 2000, Becton, Dickinson and Company (Becton Dickinson) filed suit against us in the U.S. District Court for the District of Delaware (Case No:
00-001) alleging that certain pregnancy and ovulation test kits we sold infringe U.S. Patent Nos. 4,703,017 and 5,591,645. We were served with Becton Dickinson's complaint in April 2000 and filed our answer on May 30, 2000. Because both patents are currently involved in proceedings before the patent office, we have moved to stay the litigation until those proceedings are complete. That motion is pending without decision. While a final ruling against us could have a material adverse impact on our sales, operations or financial performance, we believe that we have strong defenses and intend to defend this litigation vigorously.

CAMBRIDGE BIOTECH CORPORATION AND CAMBRIDGE AFFILIATE CORPORATION V. RON
   ZWANZIGER, SELFCARE, INC., CAMBRIDGE DIAGNOSTICS IRELAND, LTD., TRINITY BIOTECH, PLC AND PASTEUR SANOFI DIAGNOSTICS

On January 22, 1999, Cambridge Biotech Corporation (CBC) and Cambridge Affiliate Corporation (CAC) filed suit (Civil Action No. 99-378) in the Middlesex County Massachusetts Superior Court against us, our president, Ron Zwanziger, our subsidiary in Ireland, Cambridge Diagnostics Ireland, Ltd. (Cambridge Diagnostics), Trinity Biotech plc (Trinity) and Pasteur Sanofi Diagnostics (Pasteur). The complaint alleges, among other things, that actions taken by Mr. Zwanziger as president of CAC in connection with the sale by

Cambridge Diagnostics of its diagnostics business to Trinity were not properly authorized and that, as a result of the actions, CBC may lose the benefit of valuable patent licenses from Pasteur. CBC's requested relief is to have the CAC/Trinity manufacturing and sales agreements declared null and void, the license between Pasteur and CBC declared to be in full force, to recover damages allegedly caused by us and Mr. Zwanziger, and to recover damages due to Pasteur's actions. CBC moved for a preliminary injunction, seeking to enjoin us, Cambridge Diagnostics, Mr. Zwanziger, and Trinity from acting pursuant to the CAC/Trinity agreements and to enjoin Pasteur from terminating its license agreements with CBC. Following a hearing on January 25, 1999, the Court denied CBC's motion. Thereafter, Pasteur successfully moved for dismissal on grounds that the issues between it and CBC should be litigated in France. Trinity has moved for dismissal on grounds that the issues between it and CBC should be litigated in Ireland or, in the alternative, should be arbitrated. The Court denied Trinity's motion. The parties are currently conducting discovery. We believe that CBC's complaint against us, Mr. Zwanziger, and Cambridge Diagnostics is without merit and we intend to defend the action vigorously. We have filed an answer denying the material allegations of the complaint along with a counterclaim to declare our actions lawful and valid and to redress harm that may result if the court invalidates the sale of Cambridge Diagnostics' diagnostics business to Trinity, despite CBC's representations to us that we had the right to make such a sale. We do not believe that an adverse outcome would have a material impact on our sales, operations or financial performance.

INTERVENTION, INC V. SELFCARE, INC. AND COMPANION CASES

In May 1999, Intervention, Inc., a California corporation, filed separate suits in California Contra Costa County Superior Court against us, four of our private label customers and our major competitors and their private label customers alleging that, under Section 17200 of the California Business and Professions Code, the defendants' labeling on their home pregnancy tests is misleading as to the level of accuracy under certain conditions. The plaintiff seeks restitution of profits on behalf of the general public, injunctive relief and attorneys' fees. We are defending our private label customers under agreement and believe that the actions are without merit and intends to defend them vigorously. We do not believe that an adverse ruling against us or our private label customers would have a material adverse impact on our sales, operations or financial performance.

INVERNESS MEDICAL TECHNOLOGY, INC. V. NOVA BIOMEDICAL CORPORATION

In August 2000, we brought a claim before the American Arbitration Association in Boston, Massachusetts, against NOVA Biomedical Corp. (NOVA) asserting overcharges by NOVA under our 1996 Manufacturing Agreement. NOVA has brought a counterclaim for unpaid invoices in the amount of approximately $732,000 and is seeking additional relief and sums concerning future activities. The amount of overcharges we are seeking to recover from NOVA has yet to be determined, but is expected to be in excess of NOVA's counterclaim. Discovery is currently in progress. We do not believe that a final ruling against us could have a material adverse impact on our sales, operations or financial performance.

MATSUSHITA ELECTRIC INDUSTRIAL CO., LTD. V. SELFCARE, INC., INVERNESS MEDICAL,
   INC. AND CAN-AM CARE CORPORATION

On March 2, 2000, Matsushita Electric Industrial Co., Ltd. (Matsushita) filed suit (Case Number 00-143) in the United States District Court for the District of Delaware against us and two of our subsidiaries. The complaint alleges patent infringement of a patent used in connection with the manufacture and distribution of our Excel(R) G test strips for use with the Bayer Glucometer(R) Elite(R). We intend to defend the action vigorously. Although a final ruling against us could have a material adverse impact on our sales, operations or financial performance, based on a review of the Matsushita patent by our outside patent counsel, we believe that our Excel(R) G test strips do not infringe the Matsushita Patent.

ROCHE DIAGNOSTICS CORPORATION V. SELFCARE, INC. D/B/A INVERNESS MEDICAL
   TECHNOLOGY, INC. ET. ALS.

On July 6, 2000, we were served with a complaint filed in the federal district court in Indianapolis, Indiana, by Roche Diagnostics Corporation against us and several of our subsidiaries for patent infringement. The complaint alleges that the Excel(R) G blood glucose test strips designed for use with test meters marketed by

Bayer Corporation infringe a United States patent owned by Roche. We believe that the Excel(R) G strips do not infringe the patent at issue but, because the case was only recently filed, have not yet completed our testing and analysis. A final ruling against us could have a material adverse impact on our sales, operations or financial performance.

Because of the nature of our business, we may be subject at any particular time to consumer product claims or various other lawsuits arising in the ordinary course of our business, including employment matters, and expect that this will continue to be the case in the future. These lawsuits generally seek damages, sometimes in substantial amounts, for personal injuries or other commercial or employment claims. We believe that any adverse ruling in such lawsuits would not have a material adverse effect on our sales, operations or financial performance.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the American Stock Exchange (AMEX) under the symbol "IMA" (formerly, "SLF"). The following table sets forth, for the periods indicated, the high and low closing sale prices of our common stock on AMEX.

                                                       HIGH           LOW
Year ended December 31, 2000
1st Quarter......................................    $10.2500       $ 3.4375
2nd Quarter......................................    $ 9.4375       $ 4.5000
3rd Quarter......................................    $21.3800       $ 8.5625
4th Quarter......................................    $40.2500       $17.3100
Year ended December 31, 1999
1st Quarter......................................    $ 5.5000       $ 2.0000
2nd Quarter......................................    $ 4.9375       $ 2.8750
3rd Quarter......................................    $ 3.5625       $ 2.3750
4th Quarter......................................    $ 4.3125       $ 2.5625


On March 9, 2001, there were 396 holders of record of our common stock. The closing price of our common stock on March 9, 2001 was $25.81.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain earnings to support our growth strategy and do not anticipate paying cash dividends on our common stock in the foreseeable future. Payment of future dividends, if any, on our common stock will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion.

RECENT SALES OF UNREGISTERED SECURITIES

We issued unregistered securities to certain private investors during 2000, as described in our Quarterly Reports on Form 10-Q filed during 2000. We did not issue any unregistered securities during the fourth quarter of 2000. No underwriters or underwriting discounts or commissions were involved. There was no public offering in any such transaction and we believe that each transaction was exempt from the registration requirements of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

The information set forth under the caption "Selected Financial Data" included in our 2000 Annual Report to Shareholders (portions of which are filed herewith as Exhibit 13.1) is incorporated by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2000 Annual Report to Shareholders (portions of which are filed herewith as Exhibit 13.1) is incorporated herein by reference.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the subcaption "Quantitative and Qualitative Disclosures about Market Risks" contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2000 Annual Report to Shareholders (portions of which are filed herewith as Exhibit 13.1) is incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS

Our consolidated financial statements included in our 2000 Annual Report to Shareholders (portions of which are filed herewith as Exhibit 13.1) are incorporated by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding our directors, executive officers and significant employees included in our definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with our 2001 Annual Meeting of Shareholders (the Proxy Statement) is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

The information regarding executive compensation included in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The information regarding security ownership of certain beneficial owners and management included in the Proxy Statement is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information regarding certain relationships and related transactions included in the Proxy Statement is incorporated herein by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements.

        The response to this portion of Item 14 is set forth under Item 8.

    2. Financial Statement Schedules.

        None.

    3. Exhibits.


        2.1 Agreement and Plan of Merger by and among Inverness Medical Technology, Inc., Terrier Acquisition Corp. and Integ Incorporated, dated October 3, 2000 (incorporated by reference to Exhibit 99.2 to the Company's current report on Form 8-K dated October 4, 2000)

        2.2 First Amendment to Agreement and Plan of Merger by and among Inverness Medical Technology, Inc., Terrier Acquisition Corp. and Integ Incorporated, dated October 16, 2000 (incorporated by reference to Exhibit 99.1 to the Company's amended current report on Form 8-K/A dated October 18, 2000)

        3.1 Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form SB-2, No. 333-4830-NY)

        3.2     Amended and Restated By-laws (incorporated by reference to
                Exhibit 3.2 to the Company's registration statement on Form SB-2, No. 333-4830-NY)

        3.3 Certificate of Amendment to the Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware May 20, 1999 (incorporated by reference to Exhibit
                4.1 to the Company's current report on Form 8-K dated May 20,
                1999)

        4.1 Specimen certificate for shares of Common Stock, par value $0.001 per share, of the Company (incorporated by reference to Exhibit 4.1 to the Company's Registration statement on Form SB-2, No. 333-4830-NY)

        9.1 Voting Agreement, dated May 13, 1996, by and among the stockholders of Selfcare, Inc. who are signatories thereto (incorporated by reference to Exhibit 9.1 to the Company's registration statement on Form SB-2, No. 333-4830-NY)

        9.2 Voting Agreement by and between Inverness Medical Technology, Inc. and certain shareholders of Integ Incorporated, dated October 3, 2000 (incorporated by reference to Exhibit 99.3 to the Company's current report on Form 8-K filed on October 4,
                2000)

        10.1 Amended and Restated Master Agreement, dated as of June 7, 1999, by and among Johnson & Johnson Development Corporation, LifeScan, Inc. and Selfcare, Inc. (incorporated by reference to
                Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1999)

        10.2 Amended and Restated Sales Distribution Agreement for Testing System for Glucose in Humans, dated as of June 7, 1999, between LifeScan, Inc. and Selfcare, Inc. (incorporated by reference to
                Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1999)

        10.3 Investment Agreement, dated as of November 10, 1995, by and between Johnson & Johnson and Selfcare, Inc. (incorporated by reference to Exhibit 10.4 to the Company's registration statement on Form SB-2, No. 333-4830-NY)

        10.4 Form of Patent License Agreements between the Company and Becton, Dickinson and Company dated September 1, 1998 (incorporated by reference to Exhibits 10.1 and 10.2 to the Company's report on Form 10-Q for the period ending September, 30, 1998)

        10.5 Guarantee of Selfcare, Inc., dated June 11, 1995, in favor of Highlands and Islands Enterprises (incorporated by reference to Exhibit 10.24 to the Company's registration statement on Form SB-2, No. 333-4830-NY)

        10.6 Guarantee of Selfcare, Inc., dated June 11, 1995, in favor of Inverness and Nairn Enterprise Company (incorporated by reference to Exhibit 10.25 to the Company's registration statement on Form SB-2, No. 333-4830-NY)

        10.7 Grant Agreement, dated February 21, 1992, among The Industrial Development Authority of Ireland, Cambridge Biotech Limited (Cambridge Diagnostics Ireland Limited) and Cambridge Biotech Corporation (incorporated by reference to Exhibit 10.28 to the Company's registration statement on Form SB-2, No. 333-4830-NY)

        10.8 Grant Agreement, dated October 2, 1992, among The Industrial Development Authority of Ireland, Cambridge Biotech Limited (Cambridge Diagnostics Ireland Limited) and Cambridge Biotech Corporation (incorporated by reference to Exhibit 10.29 to the Company's registration statement on Form SB-2, No. 333-4830-NY)

        10.9 Grant Agreement, dated December 5, 1995, among The Industrial Development Authority of Ireland, Cambridge Biotech Limited (Cambridge Diagnostics Ireland Limited) and Cambridge Biotech Corporation (incorporated by reference to Exhibit 10.30 to the Company's registration statement on Form SB-2, No. 333-4830-NY)

        10.10 Employment Agreement, dated October 15, 1991, between Superior Sensors, Inc. (Selfcare, Inc.) and Kenneth D. Legg, Ph.D. (incorporated by reference to Exhibit 10.31 to the Company's registration statement on Form SB-2, No. 333-4830-NY)

        10.11 Employment Agreement, dated November 13, 1994, between Selfcare International GmbH and Otto Wahl (incorporated by reference to
                Exhibit 10.33 to the Company's registration statement on Form SB-2, No. 333-4830-NY)

        10.12   Selfcare, Inc. 1992 Stock Plan (incorporated by reference to
                Exhibit 10.34 to the Company's registration statement on Form SB-2, No. 333-4830-NY)

        10.13 Selfcare, Inc. 1994 Incentive and Non-qualified Stock Option Plan (incorporated by reference to Exhibit 10.35 to the Company's registration statement on Form SB-2, No. 333-4830-NY)

        10.14 Selfcare, Inc. Amended and Restated 1996 Stock Option and Grant Plan (incorporated by reference to Exhibit 4.1 to the Company's registration statement on Form S-8, No. 333-15583)

        10.15 First Amendment to the Selfcare, Inc. Amended and Restated 1996 Stock Option and Grant Plan dated May 20, 1999 (incorporated by reference to Exhibit 10.24 to the Company's 1999 annual report on Form 10-K)

        10.16 Inverness Medical Technology, Inc. Amended and Restated 2000 Stock Option and Grant Plan dated July 3, 2000 (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the period ending September 30, 2000)

        10.17 Selfcare, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.37 to the Company's registration statement on Form SB-2, No. 333-4830-NY)

        10.18 Standard form Commercial Lease, dated July 15, 1992, between Superior Sensors, Inc. (Selfcare, Inc.) and Nova Realty Associates (incorporated by reference to Exhibit 10.38 to the Company's registration statement on Form SB-2, No. 333-4830-NY)

        10.19 First Amendment to Lease Agreement between Selfcare, Inc. (formerly, Superior Sensors, Inc.) and Nova Realty Associates dated August 9, 1999 (incorporated by reference to Exhibit 10.27 to the Company's 1999 annual report on Form 10-K)

        10.20 Form of lease between Highlands and Islands Enterprises and Hebocraft Limited (Inverness Medical Limited) (incorporated by reference to Exhibit 10.40 to the Company's registration statement on Form SB-2, No. 333-4830-NY)

        10.21 Form of Cambridge Diagnostics Warrants, together with schedule of warrantholders (incorporated by reference to Exhibit 10.47 to the Company's registration statement on Form SB-2, No. 333-4830-NY)

        10.22 Agreement between Inverness Medical Limited (formerly, Hebocraft Limited) and Highlands and Islands Enterprise, dated May 31, 1995 (incorporated by reference to Exhibit 10.47 to the Company's registration statement on Form SB-2, No. 333-4830-NY)

        10.23 Agreement between Inverness Medical Limited (formerly, Hebocraft Limited) and Inverness & Nairn Local Enterprise Company, dated May 31, 1995 (incorporated by reference to Exhibit 10.48 to the Company's registration statement on Form SB-2, No. 333-4830-NY)

        10.24 Supply Agreement dated August 27, 1996, by and between Selfcare, Inc., Selfcare International GmbH and A. Menarini Industrie Parmaceutiche Riunite S.r.L. (incorporated by reference to
                Exhibit 10.50 to the Company's quarterly report on Form 10-QSB for the period ended September 30, 1996)

        10.25 Form of Amendment to Agreement between Selfcare, Inc. and Princeton BioMeditech Corporation dated August 6, 1997 (incorporated by reference to the Company's report on Form 10-QSB for the period ending September, 30, 1997)

        10.26 Form of Stock Purchase Agreement dated February 18, 1998, by and among Can-Am Care Corporation, Selfcare, Inc., Selfcare Consumer Products, Inc. (Inverness Medical, Inc.) and the stockholders of Can-Am Care Corporation (incorporated by reference to Exhibit
                2.1 to the Company's report on Form 8-K dated February 18, 1998)

        10.27 Form of Supply Agreement dated as of February 18, 1998, made by and between A.M.G. Medical Inc. and Can-Am Care Corporation (incorporated by reference to Exhibit 10.74 to the Company's Form 10-KSB for the year ended December 31, 1997)

        10.28 Form of Management Services Agreement dated February 18, 1998, made by and between A.M.G. Medical Inc. and Can-Am Care Corporation (incorporated by reference to Exhibit 10.75 to the Company's Form 10-KSB for the year ended December 31, 1997)

        10.29 Form of Employment Agreement dated February 18, 1998, made by and between Selfcare Consumer Products, Inc. (Inverness Medical, Inc.), Selfcare, Inc., and Herbert Cover Corporation (incorporated by reference to Exhibit 10.76 to the Company's Form 10-KSB for the year ended December 31, 1997)

        10.30 Form of Employment Agreement dated February 18, 1998, made by and between Selfcare Consumer Products, Inc. (Inverness Medical, Inc.), Selfcare, Inc., and Robert Oringer (incorporated by reference to Exhibit 10.77 to the Company's Form 10-KSB for the year ended December 31, 1997)

        10.31 Form of 6% Non-Negotiable Promissory Note, principal amount $500,000, dated February 18, 1998, between Selfcare, Inc. and Robert Oringer (incorporated by reference to Exhibit 10.78 to the Company's Form 10-KSB for the year ended December 31, 1997)

        10.32 Form of 6% Non-Negotiable Promissory Note, principal amount $500,000, dated February 18, 1998, between Selfcare, Inc. and Cover Family Trust (incorporated by reference to Exhibit 10.79 to the Company's Form 10-KSB for the year ended December 31,
                1997)

        10.33 Form of Credit Agreement dated as of February 18, 1998, among Selfcare Consumer Products, Inc. (Inverness Medical, Inc.), as the Borrower, Selfcare, Inc., as the Guarantor, Certain Financial Institutions, as the Lenders, and The Chase Manhattan Bank, as the Agent for the Lenders (incorporated by reference to Exhibit 10.80 to the Company's Form 10-KSB for the year ended December 31, 1997)

        10.34 Form of Warrant to Purchase Shares of Common Stock of the Company issued in connection with the Securities Purchase Agreement dated June 26, 1998 (incorporated by reference to
                Exhibit 10.2 to the Company's report on Form 10-Q for the period ending June 30, 1998)

        *10.35 Form of Securities Purchase Agreement dated June 26, 2000, among Inverness Medical Technology, Inc., certain named purchasers, and certain other parties

        *10.36 Form of 12.5% Subordinated Note issued by the Company in connection with the Securities Purchase Agreement dated June 26, 2000

        *10.37 Form of Warrant to Purchase Shares of Common Stock of the Company issued in connection with the Securities Purchase Agreement dated June 26, 2000

        +10.38 Development and License Agreement between DEBIOTECH, S.A. and Inverness Medical Technology, Inc. dated October 14, 2000

        11.1 Statement regarding computation of per share earnings (included in the "Notes to Consolidated Financial Statements" in the Company's 2000 Annual Report to Shareholders, portions of which are filed herewith as Exhibit 13.1)

        *13.1 Consolidated Financial Information of the Company's 2000 Annual Report to Shareholders (only those portions of the Annual Report incorporated by reference in this document are deemed filed)

        13.2 Report of Independent Public Accountants, Arthur Andersen LLP (included in the Company's 2000 Annual Report to Shareholders, portions of which are filed herewith as Exhibit 13.1)

        *21.1   List of Subsidiaries of Registrant as of March 30, 2001

        *23.1   Consent of Arthur Andersen LLP

        ----------------
        * Filed herewith
        + Filed herewith; portions of this exhibit have been omitted pursuant to a request for confidential treatment.


(b) We filed a current report on Form 8-K on October 6, 2000 and an amended current report on Form 8-K/A thereto on October 18, 2000 in connection with our Company entering into a definitive agreement to acquire Integ Incorporated.

     We filed a current report on Form 8-K on November 1, 2000 and an amended current report on Form 8-K/A thereto on November 21, 2000 in connection with our follow-on public offering of common stock to report the Integ Incorporated financial statements for the years ended December 31, 1999, 1998 and 1997 and the nine-month period ended September 30, 2000 and our unaudited pro-forma combined condensed financial statements for such nine-month period.

     We filed a current report on Form 8-K on December 4, 2000 in connection with our follow-on public offering of common stock to report separately the sections "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" which were included in our Registration Statement on Form S-3 filed on November 21, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        INVERNESS MEDICAL TECHNOLOGY, INC.



Date: March 30, 2001                    By:      /s/ Ron Zwanziger
                                        ----------------------------------------
                                                    Ron Zwanziger
                                               CHAIRMAN, PRESIDENT AND
                                               CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              SIGNATURE                                    TITLE                              DATE
              ---------                                    -----                              ----
          /s/ Ron Zwanziger            President, Chief Executive Officer and            March 30, 2001
---------------------------------------   Director (Principal Executive Officer)
            Ron Zwanziger



          /s/ Duane L. James           Vice President of Finance and Treasurer           March 30, 2001
---------------------------------------   (Principal Financial Officer)
            Duane L. James



        /s/ Carol R. Goldberg          Director                                          March 30, 2001
---------------------------------------
          Carol R. Goldberg



           /s/ John F. Levy            Director                                          March 30, 2001
---------------------------------------
             John F. Levy



     /s/ Ernest A. Carabillo, Jr.      Director                                          March 30, 2001
---------------------------------------
       Ernest A. Carabillo, Jr.



          /s/ Peter Townsend           Director                                          March 30, 2001
---------------------------------------
            Peter Townsend



        /s/ Willard L. Umphrey         Director                                          March 30, 2001
---------------------------------------
          Willard L. Umphrey