Form 10-Q
period 2001-03-31
INVERNESS MEDICAL TECHNOLOGY INC/DE
filed 2001-05-15
CIK 915901

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2001

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


                            51 SAWYER ROAD, SUITE 200
                          WALTHAM, MASSACHUSETTS 02453
                    (Address of principal executive offices)

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
          The number of shares outstanding of the registrant's Common Stock as of May 4, 2001 was 32,246,138.


         Transitional Small Business Disclosure Format (check one):

                                YES       NO  X
                                    ---      ---

                       INVERNESS MEDICAL TECHNOLOGY, INC.

                                    FORM 10-Q

                  For the Quarterly Period Ended March 31, 2001

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. There are a number of important factors that could cause actual results of Inverness Medical Technology, Inc. and its subsidiaries to differ materially from those indicated by such forward-looking statements. These factors include, but are not limited to, a change in our relationship with LifeScan, Inc. (LifeScan), a subsidiary of Johnson & Johnson, whom we depend upon to distribute certain of our existing products, manufacturing problems or delays and the risk that we may be unable to expand production capacity to meet projected demand, the risks of product defects and failure to meet strict regulatory requirements both in the United States and Europe, uncertainty that newly introduced products will gain market acceptance, including the ONE TOUCH(R) Ultra electrochemical blood glucose monitoring system marketed, sold and distributed by LifeScan, intense competition, which could reduce our market share or limit our ability to increase market share, and other risk factors. Readers should carefully review the factors discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting Future Results" beginning on page 14 in this quarterly report on Form 10-Q and in our 2000 Annual Report to Shareholders, portions of which were filed as an exhibit to our annual report on Form 10-K for the year ended December 31, 2000, and in our periodic filings with the Securities and Exchange Commission made under the Securities Exchange Act of 1934, as amended, including current reports on Form 8-K, and should not place undue reliance on our forward-looking statements. These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes. Unless the context requires otherwise, references in this quarterly report on Form 10-Q to "we", "us", and "our" refer to Inverness Medical Technology, Inc. and its subsidiaries.

                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----
PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited):

          a)  Consolidated Statements of Operations for the three months ended March 31, 2001 and 2000           3

          b)  Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000                             4

          c)  Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000           5

          d)  Notes to Consolidated Financial Statements                                                         6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                   11

Item 3. Quantitative and Qualitative Disclosures about Market Risk                                              22


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                                                        23


SIGNATURES                                                                                                      24

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               INVERNESS MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                          THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                       2001                2000
                                                                                   -------------      ------------
        Net product sales                                                          $ 51,254,406        $37,697,310

        Cost of sales                                                                34,784,308         21,900,886
                                                                                     ----------         ----------

            Gross profit                                                             16,470,098         15,796,424
                                                                                   -------------      ------------
        Operating Expenses:
        Research and development                                                      4,441,897          3,168,226
        Charge for in-process research and development                               56,123,000                 --
        Selling, general and administrative                                           9,136,670          9,120,886
                                                                                   -------------      ------------
            Total operating expenses                                                 69,701,567         12,289,112
                                                                                   -------------      ------------
        Operating (loss) income                                                     (53,231,469)         3,507,312

        Interest expense, including amortization of original issue discount            (892,717)        (2,150,328)
        Interest and other income                                                     1,426,667             68,821
                                                                                   -------------      ------------
          (Loss) income before dividends and accretion on mandatorily
            redeemable preferred stock of a subsidiary                              (52,697,519)         1,425,805

        Dividends and accretion on mandatorily redeemable preferred stock of
           a subsidiary                                                                 (47,158)           (55,346)
                                                                                   -------------      ------------
          (Loss) income before income taxes                                         (52,744,677)         1,370,459

        Provision for income taxes                                                       56,642            135,154
                                                                                   -------------      ------------
          Net (loss) income                                                        $(52,801,319)      $  1,235,305
                                                                                   =============      ============
        Net (loss) income per common share - basic                                      $(1.74)             $0.05
                                                                                   =============      ============
        Net (loss) income per common share - diluted                                    $(1.74)             $0.04
                                                                                   =============      ============
        Weighted average shares - basic                                              30,309,441         19,603,176
                                                                                   =============      ============
        Weighted average shares - diluted                                            30,309,441         25,457,088
                                                                                   =============      ============

The accompanying notes are an integral part of these consolidated financial statements.

               INVERNESS MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                                   MARCH 31,       DECEMBER 31,
                                                                                                     2001             2000
                                                                                                     ----             ----
                                           ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                                        $   45,145,650   $  82,271,911
Accounts receivable, net of reserves of $4,962,000 in 2001 and $2,802,000 in 2000                    27,248,062      30,967,763
Inventories (Note 3)                                                                                 17,574,229      14,968,566
Prepaid expenses and other current assets                                                             3,600,358         857,281
                                                                                                  -------------    ------------
              Total current assets                                                                   93,568,299     129,065,521

PROPERTY, PLANT AND EQUIPMENT, NET                                                                   17,821,146      13,795,109
GOODWILL, TRADEMARKS AND OTHER INTANGIBLE ASSETS, NET                                               111,640,715      69,330,005
DEFERRED FINANCING COSTS AND OTHER ASSETS, NET                                                        1,132,421       1,112,826
                                                                                                  -------------    ------------
                                                                                                  $ 224,162,581    $213,303,461
                                                                                                  ==============   ============

                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of notes payable                                                              $   13,231,255   $  35,346,087
   Accounts payable                                                                                  21,163,880      20,751,341
   Accrued expenses and other current liabilities                                                    17,824,716      17,369,324
   Current portion of capital lease obligations                                                         318,525              --
                                                                                                  -------------    ------------
              Total current liabilities                                                              52,538,376      73,466,752
                                                                                                  -------------    ------------

LONG-TERM LIABILITIES:
   Other long-term liabilities                                                                          544,123         357,508
   Notes payable, net of current portion                                                             12,115,847      13,720,156
   Capital lease obligations, net of current portion                                                  1,274,102              --
                                                                                                  -------------    ------------
              Total long-term liabilities                                                            13,934,072      14,077,664
                                                                                                  -------------    ------------

COMMITMENTS AND CONTINGENCIES

MANDATORILY REDEEMABLE PREFERRED STOCK OF A SUBSIDIARY                                                4,421,780       4,374,622
                                                                                                  -------------    ------------

STOCKHOLDERS' EQUITY:
  Common stock, $0.001 par value:
      Authorized - 40,000,000 shares
      Issued - 32,754,262 shares in 2001 and 29,882,254 shares in 2000                                   32,754          29,882
  Additional paid-in capital                                                                        301,060,993     214,918,074
  Less - Treasury stock, at cost, 743,678 shares                                                     (3,724,900)     (3,724,900)
  Accumulated deficit                                                                              (142,740,779)    (89,939,460)
  Accumulated other comprehensive income                                                             (1,359,715)        100,827
                                                                                                  -------------    ------------
              Total stockholders' equity                                                            153,268,353     121,384,423
                                                                                                  -------------    ------------
                                                                                                  $ 224,162,581    $213,303,461
                                                                                                  =============    ============

The accompanying notes are an integral part of these consolidated financial statements.

               INVERNESS MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                           THREE MONTHS ENDED
                                                                                                                MARCH 31,
                                                                                                          2001            2000
                                                                                                          ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                                                  $(52,801,319)     $1,235,305
  Adjustments to reconcile net (loss) income to net cash provided by operating activities:
    Dividends and accretion on preferred stock of a subsidiary                                             47,158          55,346
    Noncash interest expense related to amortization of original issue discount                                --          76,134
    Write-off of in-process research and development expense                                           56,123,000              --
    Noncash compensation expense related to issuance of common stock options                               52,760              --
    Amortization of deferred revenue                                                                      (86,733)        (62,552)
    Depreciation and amortization                                                                       2,048,865       1,614,107
    Other noncash expense                                                                                  42,816              --
    Changes in assets and liabilities:
       Accounts receivable                                                                                981,356         697,911
       Inventories                                                                                     (1,782,368)     (2,446,615)
       Prepaid expenses and other current assets                                                       (2,510,817)       (114,495)
       Accounts payable                                                                                   (70,892)        935,820
       Deferred revenue                                                                                   288,811         541,644
       Accrued expenses and other current liabilities                                                  (1,181,725)      1,959,910
                                                                                                     ------------    ------------
                  Net cash provided by operating activities                                             1,150,912       4,492,515
                                                                                                     ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                                           (2,458,395)     (1,247,288)
  Contingent payments to former Can-Am Care Corporation shareholders                                   (2,000,000)             --
  Cash paid to acquire Integ Incorporated, net of cash received                                        (5,621,124)             --
  Cash paid to acquire LXN Corporation, net of cash received                                           (5,871,126)             --
  Decrease in other assets                                                                                     --           3,300
                                                                                                     ------------    ------------
                  Net cash used in investing activities                                               (15,950,645)     (1,243,988)
                                                                                                     ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock                                                            2,061,110         115,490
  Proceeds from borrowings under notes payable                                                                 --          56,629
  Repayments of notes payable                                                                         (24,049,305)     (2,461,273)
  Cash paid for deferred financing cost                                                                   (47,524)       (103,750)
                                                                                                     ------------    ------------
                  Net cash used in financing activities                                               (22,035,719)     (2,392,904)
                                                                                                     ------------    ------------

FOREIGN EXCHANGE EFFECT ON CASH AND CASH EQUIVALENTS                                                     (290,809)       (249,208)
                                                                                                     ------------    ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                                  (37,126,261)        606,415
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                           82,271,911       5,233,594
                                                                                                     ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                             $ 45,145,650    $  5,840,009
                                                                                                     ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Interest paid                                                                                    $  1,384,630    $  1,826,029
                                                                                                     ============    ============
    Income taxes paid                                                                                $     84,000    $    425,456
                                                                                                     ============    ============
    Fixed assets acquired under capital leases                                                       $  1,607,753    $         --
                                                                                                     ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

               INVERNESS MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) BASIS OF PRESENTATION OF FINANCIAL INFORMATION

The accompanying consolidated financial statements of Inverness Medical Technology, Inc. and its subsidiaries (the Company or Inverness Medical) are unaudited. In the opinion of management, the unaudited consolidated financial statements contain all adjustments considered normal and recurring necessary for their fair presentation. Interim results are not necessarily indicative of results to be expected for the year. These interim financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of operations, financial position, and cash flows of the Company in conformity with generally accepted accounting principles. The Company filed audited consolidated financial statements, which included information and footnotes necessary for such presentation for the year ended December 31, 2000, as an exhibit to its Form 10-K filed with the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2000 included as an exhibit to the Company's Form 10-K.

(2) CASH AND CASH EQUIVALENTS

The Company considers all highly liquid cash investments with maturities of three months or less at the date of acquisition to be cash equivalents. At March 31, 2001, the Company's cash equivalents consisted of money market funds.

(3) INVENTORIES

Inventories are comprised of the following:

                                                        MARCH 31, 2001       DECEMBER 31, 2000
                                                        --------------       -----------------
                                                          (unaudited)
          Raw materials                                   $  5,078,899          $  3,910,135
          Work-in-process                                    2,141,134             1,797,644
          Finished goods                                    10,354,196             9,260,787
                                                           -----------           -----------
                                                           $17,574,229           $14,968,566
                                                           ===========           ===========

(4) NONRECURRING AND NONCASH EXPENSES

For the three months ended March 31, 2001, the Company recognized $55,600,000 and $523,000 in charges for in-process research and development expense in connection with its acquisitions of Integ Incorporated (Integ) and LXN Corporation (LXN), respectively (see Note 7).

For the three months ended March 31, 2000, the Company recognized $76,000 of noncash interest expense which represented the amortization of the original issue discount and the issuance of warrants related to its subordinated promissory notes.

(5) SUBORDINATED PROMISSORY NOTES

On January 29, 2001, the Company exercised its option to prepay the then outstanding subordinated promissory notes, which had a principal balance of $19,349,000. The Company accounted for this transaction as an early extinguishment of debt and recorded an extraordinary loss of $1,562,000 in 2000 as on December 29, 2000, it notified the holders of the subordinated promissory notes of its irrevocable election to prepay such notes according to their applicable terms and conditions. The extraordinary loss included $349,000 of unamortized deferred financing costs, $508,000 of unamortized original issuance discount and $705,000 in additional premium paid as a result of prepaying such notes. Unexercised warrants that were issued in connection with these subordinated promissory notes remain outstanding.

(6) SUBORDINATED PROMISSORY NOTES TO FORMER CAN-AM CARE CORPORATION SHAREHOLDERS

On February 18, 1998, the Company issued subordinated promissory notes with an aggregate principal amount of $2,000,000 to former shareholders of Can-Am Care Corporation (Can-Am) as part of its consideration to acquire Can-Am. The aggregate principal amount of the notes was subject to adjustment based on the performance of the Company's common stock within 90 trading days prior to the maturity of such notes. On February 18, 2001, the maturity date of the notes, the Company computed the value of this contingent payment to be $2,000,000, which it recorded as additional goodwill. The Company paid the entire $4,000,000 aggregate balance of the promissory notes in February 2001.

               INVERNESS MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(7) ACQUISITIONS

On January 23, 2001, the Company acquired Integ, a publicly-traded development stage company, by merging a wholly-owned subsidiary with and into Integ. Integ, which was incorporated in 1990 and is headquartered in Minnesota, has developed a proprietary sampling technology to extract interstitial fluid from the top layers of the skin. The aggregate purchase price of approximately $70,680,000 consisted of 1,735,721 shares of the Company's common stock with a fair value of $54,870,000, options and warrants to purchase an aggregate of 368,623 shares of the Company's common stock with an aggregate fair value of $8,141,000, $5,109,000 in cash for the redemption of shares of Integ's preferred stock, $959,000 in aggregate costs to exit certain activities of Integ and $1,601,000 in direct acquisition costs. The aggregate exit costs of $959,000 consisted of $776,000 pertaining to severance and outplacement, of which $709,000 were paid as of March 31, 2001, and $183,000 representing the total remaining obligation of a noncancelable service contract with a former Integ director who will no longer perform services for the Company subsequent to the consummation. During the quarter ended March 31, 2001, the Company reorganized the activities of Integ to conduct only certain research and development projects in the diabetes product line under the supervision of the Company's corporate management. As a result, most of Integ's executive management team and administrative personnel were involuntarily terminated.

On March 28, 2001, the Company acquired LXN, a privately-held company. LXN was incorporated in 1993 and is developing and commercializing fructosamine monitoring technology for people with diabetes. The aggregate purchase price of approximately $27,615,000 consisted of $6,133,000 in cash advanced to LXN to fund LXN's pre-merger cash requirements, 795,069 shares of the Company's common stock with a fair value of $19,495,000, an option to purchase up to 83,333 shares of the Company's common stock with a fair value of $1,483,000, $302,000 in costs to exit certain activities of LXN and $202,000 in direct acquisition costs. The $302,000 in exit costs represents severance communicated to involuntarily terminated employees as of March 31, 2001, which will be paid prior to the end of the year 2001. Because the consummation of the LXN acquisition occurred near the end of the first quarter, the Company continues to execute its plan to exit certain activities of LXN during the second quarter, which will mostly represent elimination of positions that are duplicate to the combined company. As a result, the Company expects to record additional severance during the second quarter of 2001, which will increase the aggregate purchase price. Of the Company's common stock issued as part of the purchase price of LXN, 159,022 shares are held in escrow, of which 50% will be released on or around March 28, 2002 and 50% will be released on or around March 28, 2003 unless claims for certain indemnification arise as defined in the merger agreement which was filed as an exhibit to the current report on Form 8-K filed on April 12, 2001.

The aggregate purchase prices of Integ and LXN were allocated to the acquired assets and assumed liabilities from the respective companies acquired as follows:

                                                                                    INTEG            LXN
                                                                                    -----            ---
              Cash                                                              $  1,630,000    $     766,000
              Other current assets                                                   195,000        1,901,000
              Goodwill, patents and other intangible assets                       14,757,000       27,200,000
              In-process research and development                                 55,600,000          523,000
              Other non-current assets                                               185,000        1,341,000
              Liabilities assumed                                                 (1,687,000)      (4,116,000)
                                                                               -------------      -----------
                                                                                 $70,680,000      $27,615,000
                                                                               =============      ===========

The acquisitions of both Integ and LXN were accounted for as purchases under Accounting Principles Board Opinion No. 16, BUSINESS COMBINATIONS. Accordingly, the results of Integ and LXN have been included in the accompanying consolidated financial statements since the date of acquisitions as part of the Company's diabetes segment. The Company is amortizing the portion of the purchase prices allocated to patents and other intangible assets on a straight-line basis over lives ranging from 3 to 10 years. In addition, the portion of the purchase prices allocated to in-process research and development projects that had not reached technological feasibility and did not have a future alternative use was charged to expense. The amounts allocated to in-process research and development projects represent the estimated fair value related to these projects determined by an independent appraisal. Proven valuation procedures and techniques were used in determining the fair market value of each intangible asset. To bring these projects to technological feasibility, high-risk development and testing issues will need to be resolved that will require substantial additional effort and testing.

               INVERNESS MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(7) ACQUISITIONS (CONTINUED)

The following is a summary of the unaudited pro forma results of the Company as if the acquisitions of Integ and LXN had closed effective January 1, 1999. The Company recorded a total of $56,123,000 in charges for in-process research and development expense, which represented the portion of the purchase prices of the acquisitions allocated to in-process research and development projects that did not achieve technological feasibility and did not have future alternative use. The charges for in-process research and development expense were not included in the following proforma results. The proforma results are not necessarily indicative of either actual results that would have occurred had the acquisitions been consummated on January 1, 1999 or future results.

                                                                                           2000             1999
                                                                                           ----             ----
                                                                                                 (UNAUDITED)
     Pro forma net product sales                                                         $174,868,000    $127,978,000
     Pro forma loss before extraordinary loss and taxes                                    (8,096,000)    (29,580,000)
     Pro forma net loss                                                                   (10,626,000)    (30,131,000)
     Pro forma  basic and diluted loss before extraordinary loss per common and
       potential common share                                                            $      (0.33)   $      (1.63)
     Extraordinary loss per common and potential common share                                   (0.09)          (0.01)
                                                                                         ------------    ------------
     Pro forma basic and diluted net loss per common and potential common share          $      (0.42)   $      (1.64)
                                                                                         ============    ============
     Pro forma  basic and diluted weighted average common and potential common
       shares outstanding                                                                  26,327,018      19,514,800
                                                                                         ============    ============

(8) EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                                         THREE MONTHS ENDED MARCH 31,
                                                                                           2001                2000
                                                                                           ----                ----
  NUMERATOR:
     Net (loss) income                                                                  $(52,801,319)       $  1,235,305
     Premium on Series B convertible preferred stock                                              --            (196,827)
     Dividends on Series C, D and E convertible preferred stock                                   --            (128,757)
                                                                                      ----------------    ---------------
       Numerator for basic (loss) earnings per share - (loss) income available
         to common shareholders                                                          (52,801,319)            909,721

     Effect of dilutive securities:
       Dividends on Series C and D convertible preferred stock                                    --             105,944
                                                                                      ----------------    ---------------
       Numerator for diluted (loss) earnings per share - (loss) income available
         to common shareholders after assuming conversion                               $(52,801,319)       $  1,015,665
                                                                                      ================    ===============
  DENOMINATOR:
     Denominator for basic (loss) earnings per share - weighted average shares            30,309,441          19,603,176
     Effect of dilutive securities:
       Employee stock options                                                                     --           2,071,131
       Warrants                                                                                   --             210,560
       Series C and D convertible preferred stock                                                 --           3,572,221
                                                                                      ----------------    ---------------
     Dilutive potential common shares                                                             --           5,853,912
                                                                                      ----------------    ---------------
       Denominator for diluted (loss) earnings per share - adjusted
         weighted-average shares and assumed conversions                                  30,309,441          25,457,088
                                                                                      ================    ===============

  BASIC (LOSS) EARNINGS PER SHARE                                                     $        (1.74)     $         0.05
                                                                                      ================    ===============

  DILUTED (LOSS) EARNINGS PER SHARE                                                   $        (1.74)     $         0.04
                                                                                      ================    ===============

               INVERNESS MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(8) EARNINGS PER SHARE (CONTINUED)

Options and warrants to purchase an aggregate of 5,701,903 shares of the Company's common stock at exercise prices ranging from $1.150 to $60.400 per share were outstanding during the three months ended March 31, 2001, but were not included in the computation of diluted loss per share because the inclusion thereof would be antidilutive. In addition, 159,022 shares of common stock held in escrow in connection with the LXN acquisition (see Note 7) are not included in the computation of basic loss per share for the three months ended March 31, 2001.

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

(9) COMPREHENSIVE INCOME

The Company's only item of comprehensive income relates to foreign currency translation adjustments. Comprehensive income for the three months ended March 31, 2001 and 2000 was approximately $1,461,000 and $274,000 less than reported net income, respectively, due to foreign currency translation adjustments.

(10) FINANCIAL INFORMATION BY SEGMENT

Under SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, operating segments are defined as components of an enterprise, about which separate financial information is available, that is evaluated regularly by the chief operating decision maker or decision making group in deciding how to allocate resources and in assessing performance. The Company's chief operating decision making group is composed of the Chief Executive Officer and members of Senior Management. The Company's reportable operating segments are Diabetes, Women's Health, Clinical Diagnostics and Corporate and Other.

The Company evaluates performance based on earnings before interest expense, taxes, depreciation and amortization (EBITDA). Segment information for the three months ended March 31, 2001 and 2000, respectively, is as follows:

                                                              WOMEN'S       CLINICAL     CORPORATE AND
                                              DIABETES        HEALTH       DIAGNOSTICS      OTHER         TOTAL
                                            -------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31, 2001
---------------------------------
Net product sales from external customers   $ 38,823,817   $  9,775,589   $  2,655,000   $       --      $ 51,254,406

EBITDA                                      $  4,259,956   $  2,597,455   $    118,000   $   (642,322)   $  6,333,089

Assets                                      $ 82,779,091   $ 45,542,505   $  5,477,208   $ 90,363,777    $224,162,581

AT DECEMBER 31, 2000
--------------------
Assets                                      $ 72,020,440   $ 45,513,400   $  6,423,591   $ 89,346,030    $213,303,461

THREE MONTHS ENDED MARCH 31, 2000
---------------------------------
Net product sales from external customers   $ 23,644,711   $ 11,485,599   $  2,567,000    $        --    $ 37,697,310

EBITDA                                      $  3,648,243   $  2,952,933   $     26,000   $ (1,499,488)   $  5,127,688

               INVERNESS MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(10) FINANCIAL INFORMATION BY SEGMENT (CONTINUED)

                                                        THREE MONTHS ENDED MARCH 31,
                                                   --------------------------------------
Reconciliation of EBITDA to Net (Loss) Income             2001               2000
                                                   --------------------------------------

EBITDA                                               $   6,333,089       $ 5,127,688
Depreciation and amortization expense                   (2,048,865)       (1,614,107)
Amortization of deferred revenue                            86,733            62,552
Interest expense                                          (892,717)       (2,150,328)
Income taxes                                               (56,642)         (135,154)
Other noncash or nonrecurring items (Note 4)           (56,222,917)          (55,346)
                                                   --------------------------------------
Net (loss) income                                     $(52,801,319)      $ 1,235,305
                                                   ======================================

(11) RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. As amended by SFAS No. 137 in June 1999, the statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, which is a significant amendment to SFAS No. 133. SFAS No. 133 and its amendments establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively, the derivatives) and for hedging activities. The Emerging Issues Task Force (EITF) has also issued a number of derivative-related tentative and final consensuses. The adoption of these statements did not have a material impact on the Company's consolidated financial position or results of operations.

In May 2000, the EITF reached a consensus on Issue No. 00-14, ACCOUNTING FOR CERTAIN SALES INCENTIVES, which is effective for the quarter ended June 30, 2001. EITF Issue No. 00-14 establishes accounting and reporting standards for the cost of certain sales incentives. The Company offers certain sales incentives that fall within the scope of EITF Issue No. 00-14, such as coupons and free products, to some of its customers. The adoption of the consensus will require the Company to reclassify approximately $526,000 and $569,000 in the first quarters of 2001 and 2000, respectively, from selling, general and administrative expenses to net product sales.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

       We develop, manufacture and market innovative products focused primarily on diabetes self-management. Our principal products are advanced electrochemical blood glucose monitoring systems that are used by people with diabetes to determine their glucose levels in order to manage their disease. Our systems are accurate, small, fast and easy to use. They utilize our proprietary biosensor test strips, which quickly draw blood into the strip, require only a small sample and provide users with the option of sampling from the forearm, thus avoiding the need for finger sticking. We recently received FDA clearance for our second-generation electrochemical system, which we began shipments in the fourth quarter of 2000. This system utilizes our latest proprietary test strip with a reduced blood sample requirement of just one microliter, and features the fastest test time of any commercially available system at five seconds, providing enhanced convenience and comfort. We use our diabetes expertise to design and manufacture low-cost alternative test strips for use in glucose meters made by other manufacturers. We also market a full family of ancillary diabetes supplies such as syringes, lancets, glucose tablets, and specialty skin creams. In addition to our diabetes products, we sell women's health products, including home pregnancy detection tests, ovulation prediction tests and a line of nutritional supplements.

       We have a global distribution agreement with LifeScan, Inc. (LifeScan), a subsidiary of Johnson & Johnson, with respect to our electrochemical blood glucose monitoring systems, which they market as the ONE TOUCH(R) FastTake(R) and ONE TOUCH(R) Ultra systems. LifeScan, a leader in the blood glucose monitoring market, has publicly announced its intention to shift its focus from its older photometric-based systems to electrochemical systems. Currently, we are the only supplier of such systems to LifeScan. Accordingly, we anticipate a significant increase in unit sales of our meters and test strips and we are continuing to increase capacity in order to meet anticipated demand. We market our other products to consumers through our own established retail distribution networks, including Wal-Mart, CVS and Walgreens.

RECENT DEVELOPMENTS

ACQUISITION OF INTEG INCORPORATED

       On January 23, 2001, we acquired Integ Incorporated (Integ), a publicly-traded development stage company. Integ, which was incorporated in 1990 and is headquartered in Minnesota, has developed a proprietary sampling technology which extracts interstitial fluid from the top layers of the skin. The aggregate purchase price of approximately $70,680,000 consisted of 1,735,721 shares of our common stock with a fair value of $54,870,000, options and warrants to purchase an aggregate of 368,623 shares of our common stock, with an aggregate fair value of $8,141,000, $5,109,000 in cash for the redemption of shares of Integ's preferred stock, $959,000 in aggregate costs to exit certain activities of Integ and $1,601,000 in direct acquisition costs. The aggregate exit costs of $959,000 consisted of $776,000 pertaining to severance and outplacement, of which $709,000 were paid as of March 31, 2001, and $183,000 representing the total remaining obligation of a noncancelable service contract with a former Integ director who will no longer perform services for us subsequent to the consummation. During the quarter ended March 31, 2001, we reorganized the activities of Integ to conduct only certain research and development projects in the diabetes product line under the supervision of our corporate management. As a result, most of Integ's executive management team and administrative personnel were involuntarily terminated.

ACQUISITION OF LXN CORPORATION

       On March 28, 2001, we acquired LXN Corporation (LXN), a privately-held company. LXN, which was incorporated in 1993 and is headquartered in California, is developing and commercializing fructosamine monitoring technology for people with diabetes. The aggregate purchase price of approximately $27,615,000 consisted of $6,133,000 in cash advanced to LXN to fund LXN's pre-merger cash requirements, 795,069 shares of our common stock with a fair value of $19,495,000, an option to purchase up to 83,333 shares of our common stock with a fair value of $1,483,000, $302,000 in costs to exit certain activities of LXN and $202,000 in direct acquisition costs. The $302,000 in exit costs represents severance communicated to involuntarily terminated employees as of March 31, 2001, which will be paid prior to the end of the year 2001. Because the consummation of the LXN acquisition occurred near the end of the first quarter, we continue to execute our plan to exit certain activities of LXN during the second quarter, which will mostly represent elimination of positions that are duplicate to our combined company. As a result, we expect to incur significant additional severance costs during the second quarter of 2001 which will increase the aggregate purchase price.

       We may be able to use Integ's and LXN's technologies, supplemented by our additional research and development efforts, to develop products that are complementary to our current product offerings in the areas of diabetes self-management and medical diagnostics.

RESULTS OF OPERATIONS

       NET REVENUES. Net revenues increased $13.6 million, or 36%, to $51.3 million for the three months ended March 31, 2001 from $37.7 million for the three months ended March 31, 2000. The reason for the increase in revenues was the increased diabetes product sales, especially those of our second-generation blood glucose monitoring system, distributed by LifeScan under its trademark ONE TOUCH(R) Ultra. Shipments of the ONE TOUCH(R) Ultra began in late 2000. Net product sales from our diabetes management segment were $38.8 million for the three months ended March 31, 2001, an increase of $15.2 million or 64% as compared to net diabetes product sales of $23.6 million for the three months ended March 31, 2000. Net diabetes product sales accounted for 76% of our net revenues for the three months ended March 31, 2001 compared to 63% of net revenues for the three months ended March 31,

2000. Slightly offsetting the increased diabetes product sales was the decreased women's health product sales. Net product sales from our women's health segment were $9.8 million for the three months ended March 31, 2001, a decrease of $1.7 million or 15%, as compared to $11.5 million for the three months ended March 31, 2000. The decrease in women's health product sales was primarily due to weak sales in our nutritional supplement product line. Women's health product sales only accounted for 19% of our net revenues for the three months ended March 31, 2001 as compared to 30% of net revenues for the three months ended March 31, 2000 as a result of the significant increase in diabetes management product sales. Net clinical diagnostic product sales were $2.7 million for the three months ended March 31, 2001, an increase of $88,000 or 3%, from net sales of $2.6 million for the three months ended March 31, 2000.

       GROSS PROFIT. Gross profit increased by $674,000, or 4%, to $16.5 million for the three months ended March 31, 2001 from $15.8 million for the three months ended March 31, 2000. Gross margin of net product sales decreased to 32% for the three months ended March 31, 2001 from 42% for the three months ended March 31, 2000. The decrease in gross margin of net product sales primarily resulted from the agreed-upon volume related unit price reduction in blood glucose monitoring meters and strips sold to LifeScan as well as low margins on kitting of products for LifeScan, which we began in the third quarter of 2000.

       RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense increased by $1.3 million or 40% for the three months ended March 31, 2001 to $4.4 million from $3.2 million for the three months ended March 31, 2000. The increase in research and development expense resulted from additional research programs directed towards blood glucose monitoring systems. We expect to spend significant and increasing amounts on research and development in the area of diabetes management.

       CHARGE FOR IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSE. During the three months ended March 31, 2001, we recorded a total of $56.1 million in noncash charges for in-process research and development expense, which represented the portion of the purchase prices of our acquisitions of Integ and LXN allocated to in-process research and development projects that did not achieve technological feasibility and did not have future alternative uses.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense was $9.1 million for both the three months ended March 31, 2001 and the three months ended March 31, 2000. Selling, general and administrative expense as a percentage of net revenue decreased to 18% for the three months ended March 31, 2001 from 24% for the three months ended March 31, 2000.

       INTEREST EXPENSE. Interest expense decreased $1.3 million, or 58%, to $893,000 for the three months ended March 31, 2001 from $2.2 million for the three months ended March 31, 2000. The decrease in interest expense was the result of a lower average outstanding debt balance.

       INTEREST AND OTHER INCOME. Interest and other income increased $1.4 million, or 1,973%, to $1.4 million for the three months ended March 31, 2001 from $69,000 for the three months ended March 31, 2000. The increase was the result of increased interest income from our higher cash balance and gains recorded on foreign currency transactions. We recorded $556,000 in foreign exchange gains for the three months ended March 31, 2001 as compared to $20,000 for the three months ended March 31, 2000. The significant increase in foreign exchange gains resulted primarily from the effect of the strong U.S. Dollar versus the British Pound Sterling on the sales of blood glucose monitoring meters from our Scottish subsidiary, Inverness Medical Limited (IML), to LifeScan, which are denominated in U.S. Dollars, and our loans with LifeScan, which are denominated in British Pounds Sterling.

       DIVIDENDS AND ACCRETION ON MANDATORILY REDEEMABLE PREFERRED STOCK OF A SUBSIDIARY. IML accrued $47,000 for the three months ended March 31, 2001, representing a 6% dividend payable and accretion on its outstanding cumulative redeemable preference shares, as compared to $55,000 for the three months ended March 31, 2000.

       INCOME TAXES. For the three months ended March 31, 2001, we recorded provisions of $57,000 for income taxes as compared to $135,000 for the three months ended March 31, 2000. Substantially all of the income tax provisions reflect certain state income taxes relating to our subsidiaries in the United States.

       NET (LOSS) INCOME. For the three months ended March 31, 2001, we recorded a net loss of $52.8 million compared to a net income of $1.2 million for the three months ended March 31, 2000. Our basic and diluted net loss per common share for the three months ended March 31, 2001 were $1.74, compared to the basic and diluted net earnings per common share of $0.05 and $0.04, respectively, for the three months ended March 31, 2000. The net loss for the three months ended March 31, 2001 included noncash and nonrecurring charges of $56.1 million. Excluding the noncash and nonrecurring charges, we generated net income of $3.3 million or $0.11 and $0.10 per basic and diluted share, respectively. See Note 8 of the accompanying "Notes to Consolidated Financial Statements".

LIQUIDITY AND CAPITAL RESOURCES

       At March 31, 2001, we had cash and cash equivalents of $45.1 million, a $37.1 million decrease from December 31, 2000. We have historically funded our business through operating cash flows, proceeds from borrowings and the issuance of equity securities. Cash generated from our operating activities during the three months ended March 31, 2001 was $1.2 million due largely to $5.4 million in earnings before noncash and nonrecurring income and expenses. During the three months ended March 31, 2001, we used cash of $16.0 million for our investing activities, consisting of $5.6 million in net cash paid for the acquisition of Integ, $5.9 million in net cash paid for the acquisition of LXN, $2.0 million in contingent payment made to the former shareholders of our subsidiary, Can-Am Care Corporation (Can-Am), and capital expenditures of $2.5 million, primarily at our manufacturing facilities in Scotland. During the three months ended March 31, 2001, we used cash of $22.0 million for financing activities, consisting of $19.3 million in principal repayments on our subordinated promissory notes, $2.2 million in principal repayments on loans from Chase Manhattan Bank and $2.5 million in principal repayments of various other notes payable. Offsetting cash used in financing activities, we received $2.1 million in proceeds from the exercises of common stock options and warrants. Working capital was $41.0 million on March 31, 2001 compared to $55.6 million on December 31, 2000.

       In February 1998, our subsidiary, Inverness Medical, Inc. (IMI), acquired Can-Am, a leading supplier of diabetes care products, for a combination of cash, notes and shares of common stock. At the time, IMI entered into a $42 million credit agreement with The Chase Manhattan Bank (Chase), with the Company as guarantor, to fund the cash portion of the purchase price and to repay outstanding indebtedness under a prior credit facility. The Chase credit agreement consists of a $37 million term loan and a $5 million revolving line of credit. Borrowings under the Chase credit agreement are secured by the capital stock of one of our subsidiaries, our assets and the assets of our subsidiaries. IMI is required to make quarterly principal payments on the term portion of the loan ranging from $1.4 million to $1.7 million through December 31, 2003. IMI must also make mandatory prepayments on the term loan if it meets certain cash flow thresholds, sells assets outside of the ordinary course of business, issues or sells indebtedness or issues stock. During the three months ended March 31, 2001, IMI made a quarterly principal payment and a mandatory prepayment totaling $2.2 million. At March 31, 2001, the revolving line of credit was unused.

       We entered into amendments of our agreements with LifeScan in June 1999 (the 1999 Amended Agreements), which were further amended in February 2001, effective January 1, 2001 (the 2001 Amendment). Under the 1999 Amended Agreements, we develop and supply to LifeScan additional products for monitoring blood glucose in humans. Under the 2001 Amendment, LifeScan will increase its purchase of glucose monitoring meters from us during 2001 and we will reduce the price of such meters purchased by LifeScan in 2001. Under the terms of the amended agreements, LifeScan is not prohibited from selling other glucose monitoring systems, including electrochemical systems. However, if LifeScan either (i) introduces such a system not sourced from us prior to December 31, 2002, or (ii) fails to purchase specified minimum annual levels of test strips, we are released from a restriction under the agreement prohibiting us from selling complete electrochemical glucose measurement systems to parties other than LifeScan. Upon the execution of the 1999 Amended Agreements, LifeScan provided us with an initial loan of 6,250,000 British Pounds Sterling (approximately $9,900,000) to fund the increased costs related to the anticipated production levels. LifeScan has also committed to make additional loans of up to 8,125,000 British Pounds Sterling (approximately $11,504,000) to us upon the accomplishment of certain milestones relating to new products we are to develop for LifeScan. Through March 31, 2001, we have received 2,031,250 British Pounds Sterling (approximately $2,900,000) in additional loans from LifeScan. Interest on the initial and additional loans accrues at 11% and is payable quarterly. The aggregate principal amount of the initial and additional loans is to be repaid by deducting 0.0125 British Pounds Sterling (approximately $0.02) from the invoice price of each strip we sell to LifeScan commencing on the date of the initial loan. On March 31, 2001, the balance of the outstanding initial and additional LifeScan loans was approximately $2.7 million.

       During June, July and August 2000, we sold units having an aggregate purchase price of $19.3 million for the purpose of retiring certain outstanding subordinated revenue royalty notes and subordinated promissory notes that were issued in 1997 and 1998, respectively. Each unit consisted of (i) $25,000 in principal amount of a new subordinated promissory note and (ii) a warrant to acquire 123 shares of our common stock. In the aggregate, we issued warrants to purchase 119,350 shares of our common stock with exercise prices ranging from $7.94 to $15.38, calculated based upon the average closing prices of our common stock for the 10 days prior to each closing. The warrants may be exercised at any time on or prior to the tenth anniversary of their date of issuance. On January 29, 2001, we prepaid the new subordinated promissory notes pursuant to an irrevocable notice of prepayment given to the noteholders on December 29, 2000, as permitted in the securities purchase agreement. As a result, we incurred a prepayment penalty of $705,000, which was included as part of the extraordinary loss of $1.6 million recorded in 2000 for the early extinguishment of these new subordinated promissory notes.

       In November 2000, we sold an aggregate of 3.5 million shares in a follow-on public offering (the Offering). Total net proceeds from the Offering were approximately $82.1 million after deducting underwriters' commissions and other offering costs totaling $5.4 million.

       On January 23, 2001, we acquired Integ, a publicly-traded development stage company. Integ, which was incorporated in 1990 and is headquartered in Minnesota, has developed a proprietary sampling technology to extract interstitial fluid from the top layers of the skin. The aggregate purchase price of approximately $70,680,000 consisted of 1,735,721 shares of our common stock with a fair value of $54,870,000, options and warrants to purchase an aggregate of 368,623 shares of our common stock with an aggregate fair value of $8,141,000, $5,109,000 in cash for the redemption of shares of Integ's preferred stock, $959,000 in costs to exit certain activities of Integ and $1,601,000 in direct acquisition costs. The aggregate exit costs of $959,000 consisted of $776,000 pertaining to severance and outplacement, of which $709,000 were paid as of March 31, 2001, and $183,000 representing the total remaining obligation of a noncancelable service contract with a former Integ director who will no longer perform services for us subsequent to the consummation. During the quarter ended March 31, 2001, we reorganized the activities of Integ to conduct only certain research and development projects in the diabetes product line under the supervision of our corporate management. As a result, most of Integ's executive management team and administrative personnel were involuntarily terminated.

       On March 28, 2001, we acquired LXN, a privately-held company. LXN, which was incorporated in 1993 and is headquartered in California, is developing and commercializing fructosamine monitoring technology for people with diabetes. The aggregate purchase price of approximately $27,615,000 consisted of $6,133,000 in cash advanced to LXN to fund LXN's pre-merger cash requirements, 795,069 shares of our common stock with a fair value of $19,495,000, an option to purchase up to 83,333 shares of our common stock with a fair value of $1,483,000, $302,000 in costs to exit certain activities of LXN and $202,000 in direct acquisition costs. The $302,000 in exit costs represents severance communicated to involuntarily terminated employees as of March 31, 2001, which will be paid prior to the end of the year 2001. Because the consummation of the LXN acquisition occurred near the end of the first quarter, we continue to execute our plan to exit certain activities of LXN during the second quarter, which will mostly represent elimination of positions that are duplicate to our combined company. As a result, we expect to incur significant additional severance costs during the second quarter of 2001 which will increase the aggregate purchase price.

       We may be able to use Integ's and LXN's technologies, supplemented by our additional research and development efforts, to develop products that are complementary to our current product offerings in the areas of diabetes self-management and medical diagnostics.

       As of December 31, 2000, we had approximately $30.9 million and $27.6 million of domestic and foreign net operating loss carryforwards, respectively, and approximately $91,000 of research and development tax credit carryforwards, which expire at various dates through 2020. These losses and tax credits are available to reduce federal taxable income and federal income taxes, respectively, in future years, if any. These losses and tax credits are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain cumulative changes in ownership interests of significant shareholders over a three-year period in excess of 50%. We have recorded a valuation allowance against substantially all of the deferred tax asset to reflect uncertainties that might affect the realization of the deferred tax asset.

       Based upon our operating plans, we believe that our existing capital resources will be adequate to fund our operations and scheduled debt obligations for at least the next 12 months. We believe that we will be able to fund our research and development activities related to products being designed and developed for LifeScan out of existing funds. In addition, we may expand our research and development of new technologies (beyond the aforementioned activities related to LifeScan) and may pursue the acquisition of new products and technologies, whether through licensing arrangements, business acquisitions, or otherwise. We cannot assure you that additional capital will be available, or, if available, that it will be available on acceptable terms. If additional funds are raised by issuing equity securities, further dilution to then existing stockholders will result.

CERTAIN FACTORS AFFECTING FUTURE RESULTS

       There are various risks, including those described below, which may materially impact your investment in our Company or may in the future, and, in some cases, already do, materially affect us and our business, financial condition and results of operations. You should consider carefully these factors with respect to your investment in our securities. This section includes or refers to certain forward-looking statements; you should read the explanation of the qualifications and limitations on such forward-looking statements on page 21.

       WE DEPEND ON OUR RELATIONSHIP WITH LIFESCAN TO DISTRIBUTE CERTAIN OF OUR EXISTING PRODUCTS, AS WELL AS FUTURE PRODUCTS.

       We depend on our relationship with LifeScan to distribute certain of our existing products, as well as future products. In 1995, we entered into a worldwide distribution agreement with LifeScan, which was amended in June 1999 and February 2001, effective January 1, 2001. Under the terms of our agreements with LifeScan, we develop and manufacture and LifeScan distributes our electrochemical blood glucose monitoring systems. Our first and second generation electrochemical systems are being marketed by LifeScan under its brands, ONE TOUCH(R) FastTake(R) and ONE TOUCH(R) Ultra. We commenced shipments of the ONE TOUCH(R) FastTAKE(R) system in early 1998 and the ONE TOUCH(R) Ultra system in late 2000. The ONE TOUCH(R) FastTAKE(R) and the ONE TOUCH(R) Ultra systems are currently the most successful products in our diabetes line of business. LifeScan has exclusive rights to market these, as well as any new electrochemical blood glucose monitoring systems that we develop. However, LifeScan is not restricted from selling other systems, including electrochemical systems, for blood glucose monitoring. Unless LifeScan (i) introduces an electrochemical blood glucose monitoring system not sourced from us prior to December 31, 2002, or (ii) fails to purchase specified minimum annual levels of test strips, our agreements with LifeScan prohibit us from marketing any new electrochemical blood glucose monitoring system other than through LifeScan. Accordingly, our future results of operations depend to a substantial degree on LifeScan's continued marketing of our electrochemical systems. Although the ONE TOUCH(R) systems appear to have gained market acceptance, we cannot assure you that such acceptance will continue. Additionally, under the terms of the agreement with LifeScan, LifeScan has made and may continue to make additional funding available to us when we reach certain milestones with our development of future products for LifeScan. As we cannot assure the success of reaching such milestones in the development of future products, we cannot guarantee that LifeScan will make such additional funding available to us. Any failure by us to produce, or failure by LifeScan to market and distribute our electrochemical systems successfully, could have a material adverse effect on our business, financial condition and results of operations.

       WE RELY UPON OUR MANUFACTURING FACILITIES AS WELL AS FOREIGN CONTRACT MANUFACTURING ARRANGEMENTS, AND MANUFACTURING PROBLEMS OR DELAYS COULD SEVERELY AFFECT OUR BUSINESS.

       TEST STRIPS

       Our electrochemical blood glucose test strips are produced exclusively in our manufacturing facility in Inverness, Scotland. Sales of these test strips accounted for a significant portion of our net revenues for the three months ended March 31, 2001. Sales of test strips are expected to be our largest source of revenues for the foreseeable future. Our Inverness facility contains highly specialized equipment and utilizes complicated manufacturing processes developed over a number of years that would be difficult and time-consuming to duplicate. Our ability to manufacture test strips could be disrupted wholly or in part by technical problems, labor or raw material shortages, labor relations problems, natural disasters, fire, sabotage or business accidents, among other factors. Any prolonged disruption in the operations of our Inverness manufacturing facility would seriously harm our ability to satisfy customer orders for test strips. If we cannot deliver our test strips in a timely manner or in sufficient quantities, our revenues will suffer and our reputation may be harmed. In addition, under certain circumstances, LifeScan would automatically become entitled to produce the electrochemical test strips itself. Even though we carry manufacturing interruption insurance policies, we may suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies. Our test strip revenues depend in part upon our manufacturing yields. We believe that we currently have sufficient test strip manufacturing capacity to satisfy our existing contractual obligations although we anticipate that actual demand will exceed these obligations. We are currently expanding our production capacity to meet projected demand. If we fail to complete these expansion efforts in a timely manner, our relationships with our customers or our reputation in the marketplace could be severely harmed.

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

       IF WE FAIL TO MEET STRICT REGULATORY REQUIREMENTS, WE COULD BE REQUIRED TO PAY FINES OR EVEN CLOSE OUR FACILITIES.

       Our facilities and manufacturing techniques generally must conform to standards that are established by government agencies, including those of European governments, as well as the United States Food and Drug Administration
(FDA). These regulatory agencies may conduct periodic inspections of our facilities to monitor our compliance with applicable regulatory standards. If a regulatory agency finds that we fail to comply with the appropriate regulatory standards, it may impose fines on us or if such a regulatory agency determines that our noncompliance is severe, it may close our facilities. Any adverse action by an applicable regulatory agency would have a negative impact on our operations.

       WE RECENTLY INTRODUCED A NEW PRODUCT AND CANNOT BE CERTAIN THAT IT WILL GAIN MARKET ACCEPTANCE.

       In August 2000, we announced that we had received notification of FDA clearance for our second-generation electrochemical blood glucose monitoring system, to be marketed by LifeScan as the ONE TOUCH(R) Ultra system. We commenced shipment of the ONE TOUCH(R) Ultra system to LifeScan in December 2000 and we cannot be assured that the market will accept this new system. In addition, if the ONE TOUCH(R) Ultra system gains market acceptance, we expect that over time this new system will reduce, if not replace, the sales of the ONE TOUCH(R) FastTAKE(R) system.

       IF WE DELIVER PRODUCTS WITH DEFECTS, OUR CREDIBILITY MAY BE HARMED, MARKET ACCEPTANCE OF OUR PRODUCTS MAY DECREASE AND WE MAY BE EXPOSED TO LIABILITY IN EXCESS OF OUR PRODUCT LIABILITY INSURANCE COVERAGE.

       The manufacturing and marketing of medical diagnostic devices, such as our blood glucose monitoring systems, involve an inherent risk of product liability claims. In addition, our product development and production are extremely complex and could expose our products to defects. Any such defects could harm our credibility and decrease market acceptance of our products. LifeScan has found through a limited number of customer comments that meters programmed for millimole measurement of blood glucose concentration occasionally exhibit a display error. Millimole is the measurement used in Canada and most European countries. We are currently working with LifeScan in implementing the appropriate corrective action for this occurrence, including public notification. We do not believe that it will be necessary to engage in any general recalls of these meters, but we may choose to exchange some or all of them, and we cannot assure you that corrective action with respect to this product, or any of our other products, will not result in material cost to us or loss or damage to the reputation of our products. In addition, our marketing of nutritional supplements may cause us to be subjected to various product liability claims, including, among others, claims that the nutritional supplements have inadequate warnings concerning side effects and interactions with other substances. Potential product liability claims may exceed the amount of our insurance coverage or may be excluded from coverage under the terms of the policy. In the event that we are held liable for a claim for which we are not indemnified, or for damages exceeding the limits of our insurance coverage, such a claim could materially damage our business and our financial condition.

       WE HAVE HAD OPERATING LOSSES FOR MOST OF OUR HISTORY AND HAVE ONLY GENERATED A PROFIT SINCE 2000.

       We had an accumulated deficit of approximately $142.7 million as of March 31, 2001. We incurred operating losses from our inception until the year ended December 31, 1999. We will in the future incur significant sales and marketing, research and development and general and administrative expenses, and may not have sufficient revenues to generate operating income in light of these expenditures. Further, although we have generated operating income since 2000, we may not be able to sustain or increase profitability in the future.

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

       o lower productivity resulting from difficulties managing our sales, support and research and development operations in many countries;

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

       o the claims of any patents that are issued may not provide meaningful protection;

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

       Substantial litigation over intellectual property rights exists in our industry. Our products are currently the subjects of litigation alleging that we are infringing on the intellectual property rights of others. We expect that our products and other products in our industry may be increasingly subject to third-party infringement claims as the number of competitors grows and the functionality of products and technology in different industry segments overlaps. Third parties may currently have, or may eventually be issued, patents on which our products or technology may infringe. Any of these third parties might make a claim of infringement against us. Any litigation could result in the expenditure of significant financial resources and the diversion of management's time and resources. In addition, litigation in which we are accused of infringement may cause negative publicity, have an impact on prospective customers, cause product shipment delays, require us to develop non-infringing technology or enter into royalty or license agreements, which may not be available on acceptable terms, if at all. If a successful claim of infringement were made against us and we could not either develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could be significantly harmed and we could be exposed to legal actions by our customers.

       WE MAY NEED TO INITIATE LAWSUITS TO PROTECT OR ENFORCE OUR PATENTS AND OTHER INTELLECTUAL PROPERTY RIGHTS, WHICH WOULD BE EXPENSIVE AND, IF UNSUCCESSFUL, COULD CAUSE US TO LOSE SOME OF OUR INTELLECTUAL PROPERTY RIGHTS, WHICH WOULD REDUCE OUR ABILITY TO COMPETE IN THE MARKET.

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

       OUR ACQUISITIONS OF INTEG AND LXN AND OUR DEVELOPMENT AND LICENSING ARRANGEMENTS WITH DEBIOTECH MAY NOT YIELD PRODUCTS OR TECHNOLOGY THAT CAN BE COMMERCIALIZED.

       On January 23, 2001 and March 28, 2001, we acquired Integ and LXN, respectively. On October 14, 2000, we entered into a development and license agreement with Debiotech, S.A (Debiotech), a privately-owned Swiss company that is developing an externally-worn insulin pump using its patented Micro Electro-Mechanical Systems technology. The value of Integ and LXN to us may not be greater than or equal to their purchase prices. Similarly, the amounts that we paid and will have to pay to Debiotech may not be equal to the ultimate value of the rights that we have under our agreement with it. If we are unable to effectively integrate the technologies of Integ, LXN and Debiotech into our research and development efforts, our research and development efforts may suffer. Furthermore, we cannot assure you that we will realize any of the benefits or strategic objectives we are seeking to obtain by acquiring Integ or LXN or by licensing technology from Debiotech. In that regard, Integ has granted to a third party certain rights in its intellectual property that survive our acquisition, which permit this third party to utilize the technology that we acquired to further its future development efforts. In connection with accounting for the acquisitions of Integ and LXN, we recorded a significant amount of intangible assets, the amortization of which will adversely affect our results of operations in future periods. In addition, we recorded a significant charge for the write-off of a portion of the Integ and LXN purchase prices as in-process research and development costs during the first quarter of 2001.

       IF WE CHOOSE TO ACQUIRE NEW AND COMPLEMENTARY BUSINESSES, PRODUCTS OR TECHNOLOGIES INSTEAD OF DEVELOPING THEM OURSELVES, WE MAY BE UNABLE TO COMPLETE THESE ACQUISITIONS OR TO SUCCESSFULLY INTEGRATE AN ACQUIRED BUSINESS OR TECHNOLOGY IN A COST-EFFECTIVE AND NONDISRUPTIVE MANNER.

       Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. Accordingly, from time to time we have acquired complementary businesses, products, or technologies instead of internally developing them and may choose to do so in the future. We do not know if we will be able to complete any acquisitions, or whether we will be able to successfully integrate any acquired business, operate it profitably or retain its key employees. Integrating any business, product or technology we acquire could be expensive and time consuming, disrupt our ongoing business and distract our management. In addition, in order to finance any acquisitions, we might need to raise additional funds through public or private equity or debt financings. In that event, we could be forced to obtain financing on terms that are not favorable to us and, in the case of equity financing, that may result in dilution to our shareholders. Dilution to our shareholders will also result if, in connection with any acquisition, we issue equity directly to the sellers. If we are unable to integrate any acquired entities, products or technologies effectively, our business will suffer. In addition, any amortization of goodwill or other assets or charges resulting from the costs of acquisitions could harm our business and operating results.

       DEVELOPMENT OF A CURE FOR DIABETES COULD MAKE OUR PRODUCTS OBSOLETE.

       The medical devices industry, including the self-test industry, is subject to rapid and substantial technological development and product innovations. To be successful, we must be responsive to new products and technologies as well as new applications of existing technologies in diabetes self-management. The National Institute for Health and other supporters of diabetes research are sponsoring significant programs to better understand the disease and to find methods to prevent or cure it. If discovered and widely available, any of these methods would minimize or eliminate the need for our diabetes self-management products and would require us to focus on other areas of our business, which would have a material adverse effect on our financial condition and profitability.

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

       WE MAY BE LIABLE FOR CONTAMINATION OR OTHER HARM CAUSED BY HAZARDOUS MATERIALS THAT WE USE.

       Our research and development processes involve the use of hazardous materials. We are subject to federal, state, local and foreign regulation governing the use, manufacture, handling, storage and disposal of hazardous materials. We cannot completely eliminate the risk of contamination or injury resulting from hazardous materials and we may incur liability as a result of any contamination or injury. We may also incur expenses relating to compliance with environmental laws. Such expenses or liability could have a significant negative impact on our financial condition.

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

       OUR SHARE PRICE MAY BE VOLATILE DUE TO OUR OPERATING RESULTS, AS WELL AS FACTORS BEYOND OUR CONTROL.

       Our share price may be volatile due to our operating results, as well as factors beyond our control. In addition, it is possible that in some future periods the results of our operations will be below the expectations of the public market. In any such event, the market price of our common stock could be materially and adversely affected. Furthermore, the stock market may experience significant price and volume fluctuations, which may affect the market price of our common stock for reasons unrelated to our operating performance. The market price of our common stock, which ranged from less than $5 to more than $40 during the twelve months ending March 31, 2001, may be highly volatile and may be affected by factors such as: (i) our quarterly and annual operating results;
(ii) changes in general conditions in the economy, the financial markets, or the health care industry; (iii) government regulation in the health care industry;
(iv) changes in other areas such as tax laws; (v) sales of substantial amounts of common stock or the perception that such sales could occur; or (vi) other developments affecting us or our competitors.

       THE MARKET PRICE OF OUR COMMON STOCK WILL LIKELY FLUCTUATE IN RESPONSE TO A NUMBER OF FACTORS, INCLUDING THE FOLLOWING:

       o our failure to meet the performance estimates of securities analysts;

       o changes in financial estimates of our revenues and operating results or buy/sell recommendations by securities analysts;

       o the timing of announcements by us, our competitors or other organizations regarding significant products, contracts or acquisitions or publicity regarding actual or potential results or performance thereof; and

       o general stock market conditions and other economic or external factors.

       THE ABILITY OF OUR STOCKHOLDERS TO CONTROL OUR POLICIES AND EFFECT A CHANGE OF CONTROL OF OUR COMPANY IS LIMITED, WHICH MAY NOT BE IN YOUR BEST INTEREST.

       There are provisions in our certificate of incorporation and bylaws which may discourage a third party from making a proposal to acquire us, even if some of our stockholders might consider the proposal to be in their best interests. These provisions include the following:

       o our certificate of incorporation provides for three classes of directors with the term of office of one class expiring each year, commonly referred to as a "staggered board". By preventing stockholders from voting on the election of more than one class of directors at any annual meeting of stockholders, this provision may have the effect of keeping the current members of our board of directors in control for a longer period of time than stockholders may desire; and

       o our certificate of incorporation authorizes our board of directors to issue shares of preferred stock without stockholder approval and to establish the preferences and rights of any preferred stock issued, which would allow the board to issue one or more classes or series of preferred stock that could discourage or delay a tender offer or change in control.

       Additionally, we are subject to Section 203 of the Delaware General Corporation Law, which, in general, imposes restrictions upon acquirors of 15% or more of our stock.

       BECAUSE WE DO NOT INTEND TO PAY DIVIDENDS, YOU WILL BENEFIT FROM AN INVESTMENT IN OUR COMMON STOCK ONLY IF IT APPRECIATES IN VALUE.

       We have never declared or paid any cash dividends on our common stock. We currently intend to retain our future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends in the foreseeable future. As a result, the success of your investment in our common stock will depend entirely upon any future appreciation. There is no guarantee that our common stock will appreciate in value in the future or even maintain the price at which you purchased your shares.

       RECENTLY ISSUED ACCOUNTING STANDARDS

       In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. As amended by SFAS No. 137 in June 1999, the statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, which is a significant amendment to SFAS No. 133. SFAS No. 133 and its amendments establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively, the derivatives) and for hedging activities. The Emerging Issues Task Force (EITF) has also issued a number of derivative-related tentative and final consensuses. The adoption of these statements did not have a material impact on our consolidated financial position or results of operations.

       In May 2000, the EITF reached a consensus on Issue No. 00-14, ACCOUNTING FOR CERTAIN SALES INCENTIVES, which is effective for the quarter ended June 30, 2001. EITF Issue No. 00-14 establishes accounting and reporting standards for the cost of certain sales incentives. We offer certain sales incentives that fall within the scope of EITF Issue No. 00-14, such as coupons and free products, to some of our customers. The adoption of the consensus will require us to reclassify approximately $526,000 and $569,000 in the first quarters of 2001 and 2000, respectively, from selling, general and administrative expenses to net product sales.

             SPECIAL STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

       This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these statements by forward-looking words such as "may", "will", "expect", "anticipate", "believe", "estimate", "continue" or other words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition, or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including those factors described in the "Certain Factors Affecting Future Results" section of this quarterly report. Some important additional factors that could cause our actual results to differ materially from those projected in any such forward-looking statements are as follows:

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

The foregoing list sets forth many, but not all, of the factors that could impact upon our ability to achieve results described in any forward-looking statements. Readers should not place undue reliance on our forward-looking statements. Before you invest in our common stock, you should be aware that the occurrence of the events described in the "Certain Factors Affecting Future Results" section and elsewhere in this quarterly report could harm our business, prospects, operating results and financial condition. We do not undertake any obligation to update any forward-looking statements as a result of future events or developments.

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

       INTEREST RATE RISK

       We are exposed to market risk from changes in interest rates primarily through our investing and borrowing activities. In addition, our ability to finance future acquisition transactions may be impacted if we are not able to obtain appropriate financing at acceptable rates. Our investing strategy, to manage interest rate exposure, is to invest in short-term, highly liquid investments. Currently, our short-term investments are in money market funds with original maturities of 90 days or less. At March 31, 2001, the fair value of our short-term investments approximated market value. In February 1998, our subsidiary, IMI, entered into a $42 million credit agreement with Chase with the Company acting as guarantor. The Chase credit agreement consists of a $37 million term loan and a $5 million revolving line of credit. The term loan and revolving line of credit allow IMI to borrow funds at varying rates, including options to borrow at an alternate base rate plus a spread from 0.50% to 2.00% or the London Interbank Offered Rate (LIBOR) rate plus a spread from 2.00% to 3.50%. The spreads depend on IMI's ratio of senior funded debt to EBITDA. If the LIBOR rate increases one percentage point, as compared to the rate at March 31, 2001, we estimate an increase in our interest expense of approximately $159,000 in the next 12 months. If the LIBOR rate increases two percentage points, as compared to the rate at March 31, 2001, we estimate an increase in our interest expense of approximately $319,000 in the next 12 months.

       FOREIGN CURRENCY RISK

       We face exposure to movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse effect on our business, financial condition and results of operation. For the three months ended March 31, 2001, the net impact of foreign currency changes was a gain of $556,000. We do not use derivative financial instruments or other financial instruments to hedge economic exposures or for trading. Historically, our primary exposures have been related to the operations of our European subsidiaries. For example, the sales of the meters for the ONE TOUCH(R) FastTAKE(R) and ONE TOUCH(R) Ultra blood glucose monitoring systems, our lead diabetes management products, by our Scottish subsidiary to LifeScan are denominated in U.S. Dollars. In addition, the loans we received from LifeScan in June 1999 and September 2000 are denominated in British Pounds Sterling and, therefore, we are exposed to fluctuations between the British Pound Sterling and U.S. Dollar. The Euro was introduced as a common currency for members of the European Monetary Union in 1999. We believe that in the near term the Euro will have minimal impact on foreign exposure. We intend to hedge against fluctuations in the Euro if this exposure becomes material. At March 31, 2001, our assets related to non-dollar-denominated currencies amounted to approximately $54.2 million.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.  EXHIBITS:

    EXHIBIT   TITLE
    NUMBER

     + 10.1 Amendment to Distribution Agreement, dated as of January 1, 2001, by and among LifeScan, Inc. and Inverness Medical Technology, Inc.

     + Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

B.  REPORTS ON FORM 8-K:

       We filed a current report on Form 8-K on February 7, 2001 in connection with our acquisition of Integ.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         INVERNESS MEDICAL TECHNOLOGY, INC.


Date: May 15, 2001                       /s/ DUANE L. JAMES
                                         ---------------------------------------
                                         Duane L. James
                                         Vice President of Finance and
                                         an authorized officer