Form 10-Q
period 2001-06-30
INVERNESS MEDICAL TECHNOLOGY INC/DE
filed 2001-08-14
CIK 915901

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes  ☒   No  ☐

             The number of shares outstanding of the registrant's Common Stock as of August 10, 2001 was 32,392,291.

             Transitional Small Business Disclosure Format (check one):  Yes  ☐   No  ☒

INVERNESS MEDICAL TECHNOLOGY, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2001

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. There are a number of important factors that could cause actual results of Inverness Medical Technology, Inc. and its subsidiaries to differ materially from those indicated by such forward-looking statements. These factors include, but are not limited to, a change in our relationship with LifeScan, Inc. (LifeScan), a subsidiary of Johnson & Johnson (J&J), upon whom we depend to distribute certain of our existing products, manufacturing problems or delays and the risk that we may be unable to expand production capacity to meet projected demand, the risks of product defects and failure to meet strict regulatory requirements both in the United States and Europe, uncertainty that newly introduced products will gain market acceptance, including the ONE TOUCH® Ultra electrochemical blood glucose monitoring system marketed, sold and distributed by LifeScan, intense competition, which could reduce our market share or limit our ability to increase market share, and other risk factors. In addition, while we have agreed to merge with J&J and split-off our businesses in women’s health, nutritional supplements and clinical diagnostics into a newly formed independent company, the merger and split-off have not yet been consummated and there can be no assurance that the merger and split-off will occur. There are risks associated with the merger and split-off and closing of these events. Readers should carefully review the factors discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting Future Results” in this quarterly report on Form 10-Q and in our 2000 Annual Report to Shareholders, portions of which were filed as an exhibit to our annual report on Form 10-K for the year ended December 31, 2000, and in our periodic filings with the Securities and Exchange Commission made under the Securities Exchange Act of 1934, as amended, including current reports on Form 8-K, and should not place undue reliance on our forward-looking statements. These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes. Unless the context requires otherwise, references in this quarterly report on Form 10-Q to “we”, “us”, and “our” refer to Inverness Medical Technology, Inc. and its subsidiaries.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INVERNESS MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000

Net product sales	$61,090,780	$39,795,152	$111,665,379	$76,883,100

Cost of sales	41,670,587	23,533,978	76,454,894	45,434,864

Gross profit	19,420,193	16,261,174	35,210,485	31,448,236

Operating Expenses:
Research and development	5,822,371	3,019,619	10,264,269	6,187,845
Charge for in-process research and development	--	--	56,123,000	--
Selling, general and administrative	11,505,134	9,095,552	19,961,998	17,607,076

Total operating expenses	17,327,505	12,115,171	86,349,267	23,794,921

Operating income (loss)	2,092,688	4,146,003	(51,138,782)	7,653,315

Interest expense, including amortization of original issue discount in the three and six months ended June 30, 2000	(561,865)	(2,118,216)	(1,454,582)	(4,268,544)
Interest and other income	214,876	2,131,675	1,641,543	2,200,496

Income (loss) before dividends and accretion on mandatorily redeemable preferred stock of a subsidiary	1,745,699	4,159,462	(50,951,821)	5,585,267

Dividends and accretion on mandatorily redeemable preferred stock of a subsidiary	(46,210)	(280,317)	(93,368)	(335,663)

Income (loss) before extraordinary loss and income taxes	1,699,489	3,879,145	(51,045,189)	5,249,604

Extraordinary loss on modification of notes payable	—	(799,729)	—	(799,729)

Income (loss) before income taxes	1,699,489	3,079,416	(51,045,189)	4,449,875

Provision for income taxes	1,373,875	152,252	1,430,517	287,406

Net income (loss)	$325,614	$2,927,164	$(52,475,706)	$4,162,469

Net income (loss) per common share - basic	$0.01	$0.12	$(1.68)	$0.18

Net income (loss) per common share - diluted	$0.01	$0.11	$(1.68)	$0.15

Weighted average shares - basic	32,055,929	23,269,265	31,187,512	21,436,221

Weighted average shares - diluted	36,419,001	27,234,847	31,187,512	26,565,363

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2001	December 31, 2000

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$31,245,407	$82,271,911
Accounts receivable, net of reserves of $6,990,000 in 2001 and $2,802,000 in 2000	34,604,122	30,967,763
Inventories (Note 3)	21,273,955	14,968,566
Prepaid expenses and other current assets	5,146,003	857,281

Total current assets	92,269,487	129,065,521

Property, plant and equipment, net	23,277,722	13,795,109
Goodwill, trademarks and other intangible assets, net	109,047,279	69,330,005
Deferred financing costs and other assets, net	1,420,858	1,112,826

	$226,015,346	$213,303,461

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of notes payable	$8,541,312	$35,346,087
Accounts payable	25,654,573	20,751,341
Accrued expenses and other current liabilities	18,134,066	17,369,324
Current portion of capital lease obligations	502,669	--

Total current liabilities	52,832,620	73,466,752

LONG-TERM LIABILITIES:
Other long-term liabilities	513,043	357,508
Notes payable, net of current portion	10,432,480	13,720,156
Capital lease obligations, net of current portion	1,841,722	--

Total long-term liabilities	12,787,245	14,077,664

Commitments and contingencies

Mandatorily redeemable preferred stock of a subsidiary	4,467,990	4,374,622

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value:
Authorized – 70,000,000 shares at June 30, 2001 and 40,000,000 at December 31, 2000
Issued – 33,125,145 shares at June 30, 2001 and 29,882,254 shares at December 31, 2000	33,125	29,882
Additional paid-in capital	304,721,088	214,918,074
Less – Treasury stock, at cost, 743,678 shares	(3,724,900)	(3,724,900)
Accumulated deficit	(142,415,166)	(89,939,460)
Accumulated other comprehensive (loss) income	(2,686,656)	100,827

Total stockholders' equity	155,927,491	121,384,423

	$226,015,346	$213,303,461

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(52,475,706)	$4,162,469
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Dividends and accretion on preferred stock of a subsidiary	93,368	335,663
Noncash interest expense related to amortization of original issue discount	--	152,268
Write-off of in-process research and development expense	56,123,000	--
Noncash portion of extraordinary loss on modification of notes payable	--	485,485
Noncash compensation expense related to issuance of common stock options	52,760	323,085
Gain on sale of investment in Theratase plc	--	(1,757,229)
Amortization of deferred revenue	(198,449)	(155,272)
Depreciation and amortization	5,225,159	3,053,480
Other noncash expense	42,816	--
Changes in assets and liabilities:
Accounts receivable	(9,047,514)	(4,526,222)
Inventories	(5,661,585)	(2,718,125)
Prepaid expenses and other current assets	(3,904,313)	10,753
Accounts payable	4,464,921	1,076,116
Deferred revenue	343,587	541,644
Accrued expenses and other current liabilities	(756,700)	4,191,670

Net cash (used in) provided by operating activities	(5,698,656)	5,175,785

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(8,157,815)	(2,931,439)
Contingent payments to former Can-Am Care Corporation shareholders	(2,000,000)	--
Cash paid to acquire Integ Incorporated, net of cash received	(5,695,418)	--
Cash paid to acquire LXN Corporation, net of cash received	(7,140,419)	--
Cash received from sale of investment in Theratase plc	--	3,328,464
(Increase) decrease in other assets	(254,464)	3,300

Net cash (used in) provided by investing activities	(23,248,116)	400,325

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	5,721,573	433,922
Proceeds from borrowings under notes payable	--	903,059
Repayments of notes payable	(26,352,558)	(5,004,058)
Cash paid for deferred financing cost	(47,524)	(203,867)

Net cash used in financing activities	(20,678,509)	(3,870,944)

Foreign exchange effect on cash and cash equivalents	(1,401,223)	(1,587,323)

Net (decrease) increase in cash and cash equivalents	(51,026,504)	117,843
Cash and cash equivalents, beginning of year	82,271,911	5,233,594

Cash and cash equivalents, end of period	$31,245,407	$5,351,437

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$1,936,109	$3,385,805

Income taxes paid	$102,310	$558,456

Fixed assets acquired under capital leases	$2,344,391	$—

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation of Financial Information

The accompanying consolidated financial statements of Inverness Medical Technology, Inc. and its subsidiaries (the Company or Inverness Medical) are unaudited. In the opinion of management, the unaudited consolidated financial statements contain all adjustments considered normal and recurring necessary for their fair presentation. Interim results are not necessarily indicative of results to be expected for the year. These interim financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of operations, financial position, and cash flows of the Company in conformity with generally accepted accounting principles. The Company filed audited consolidated financial statements, which included information and footnotes necessary for such presentation for the year ended December 31, 2000, as an exhibit to its Form 10-K filed with the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2000 included as an exhibit to the Company’s Form 10-K.

(2) Cash and Cash Equivalents

The Company considers all highly liquid cash investments with maturities of three months or less at the date of acquisition to be cash equivalents. At June 30, 2001, the Company's cash equivalents consisted of money market funds.

(3) Inventories

Inventories are comprised of the following:

	June 30, 2001	December 31, 2000

Raw materials	$5,534,137	$3,910,135
Work-in-process	2,015,823	1,797,644
Finished goods	13,723,995	9,260,787

	$21,273,955	$14,968,566

(4) Nonrecurring and Noncash Expenses

For the six months ended June 30, 2001, the Company recognized $55,600,000 and $523,000 in charges for in-process research and development expense in connection with its acquisitions of Integ Incorporated (Integ) and LXN Corporation (LXN), respectively (see Note 7).

For the six months ended June 30, 2000, the Company recognized a $800,000 extraordinary loss, of which $485,000 was noncash, related to the refinancing of its then existing subordinated revenue royalty notes. Also, for the six months ended June 30, 2000, the Company recognized $152,000 of noncash interest expense which represented the amortization of the original issue discount and the issuance of warrants related to its then outstanding subordinated promissory notes.

(5) Subordinated Promissory Notes

On December 29, 2000, the Company notified the holders of the then outstanding subordinated promissory notes of its irrevocable election to prepay such notes according to their applicable terms and conditions. The Company accounted for this transaction as an early extinguishment of debt and recorded an extraordinary loss of $1,562,000 in the fourth quarter of 2000. The extraordinary loss included $349,000 of unamortized deferred financing costs, $508,000 of unamortized original issuance discount and $705,000 in additional premium paid as a result of prepaying such notes. The Company paid the remaining principal balance of $19,349,000 on January 29, 2001. Unexercised warrants that were issued in connection with these subordinated promissory notes remain outstanding.

(6) Subordinated Promissory Notes to Former Can-Am Care Corporation Shareholders

On February 18, 1998, the Company issued subordinated promissory notes with an aggregate principal amount of $2,000,000 to former shareholders of Can-Am Care Corporation (Can-Am) as part of its consideration to acquire Can-Am. The aggregate principal amount of the notes was subject to adjustment based on the performance of the Company’s common stock within 90 trading days prior to the maturity of such notes. On February 18, 2001, the maturity date of the notes, the Company computed the value of this contingent payment to be $2,000,000, which it recorded as additional goodwill. The Company paid the entire $4,000,000 aggregate balance of the promissory notes in February 2001.

(7) Acquisitions

On January 23, 2001, the Company acquired Integ, a publicly-traded development stage company, by merging a wholly-owned subsidiary with and into Integ. Integ, which was incorporated in 1990 and is headquartered in Minnesota, has developed a proprietary sampling technology to extract interstitial fluid from the top layers of the skin. The aggregate purchase price of approximately $70,755,000 consisted of 1,735,721 shares of the Company’s common stock with a fair value of $54,870,000, options and warrants to purchase an aggregate of 368,623 shares of the Company’s common stock with an aggregate fair value of $8,141,000, $5,109,000 in cash for the redemption of shares of Integ’s preferred stock, $959,000 in aggregate costs to exit certain activities of Integ and $1,676,000 in direct acquisition costs. The aggregate exit costs of $959,000 consisted of $776,000 pertaining to severance and outplacement obligations, all of which was paid as of June 30, 2001, and $183,000 representing the total remaining obligation of a noncancelable service contract with a former Integ director who no longer performs services for the Company subsequent to the consummation of this transaction. Immediately after the acquisition, the Company reorganized the activities of Integ to conduct only certain research and development projects in the diabetes product line under the supervision of the Company’s corporate management. As a result, most of Integ’s executive management team and administrative personnel were involuntarily terminated.

On March 28, 2001, the Company acquired LXN, a privately-held company. LXN was incorporated in 1993 and has developed and is commercializing fructosamine monitoring technology for people with diabetes. The aggregate purchase price of approximately $28,884,000 consisted of $6,133,000 in cash advanced to LXN to fund LXN’s pre-merger cash requirements, 795,069 shares of the Company’s common stock with a fair value of $19,495,000, an option to purchase up to 83,333 shares of the Company’s common stock with a fair value of $1,483,000, $391,000 in costs to exit certain activities of LXN and $1,382,000 in direct acquisition costs. The $391,000 in exit costs represents severance communicated to involuntarily terminated employees as of June 30, 2001, which will be paid prior to the end of the year 2001. Of the Company’s common stock issued as part of the purchase price of LXN, 159,022 shares are held in escrow, of which 50% will be released on or around March 28, 2002 and 50% will be released on or around March 28, 2003 unless claims for certain indemnification arise as defined in the merger agreement which was filed as an exhibit to the current report on Form 8-K filed on April 12, 2001.

The aggregate purchase prices of Integ and LXN were allocated to the acquired assets and assumed liabilities from the respective companies acquired as follows:

	Integ	LXN

Cash	$1,630,000	$766,000
Other current assets	172,000	2,142,000
Goodwill, patents and other intangible assets	14,868,000	26,722,000
In-process research and development	55,600,000	523,000
Other non-current assets	185,000	1,340,000
Liabilities assumed	(1,700,000)	(2,609,000)

	$70,755,000	$28,884,000

The acquisitions of both Integ and LXN were accounted for as purchases under Accounting Principles Board Opinion No. 16, Business Combinations. Accordingly, the results of Integ and LXN have been included in the accompanying consolidated financial statements since the respective dates of acquisition as part of the Company’s diabetes segment. The Company is amortizing the portion of the purchase prices allocated to patents and other intangible assets on a straight-line basis over lives ranging from 3 to 10 years. In addition, the portion of the purchase prices allocated to in-process research and development projects that had not reached technological feasibility and did not have a future alternative use was charged to expense. The amounts allocated to in-process research and development projects represent the estimated fair value related to these projects determined by an independent appraisal. Proven valuation procedures and techniques were used in determining the fair market value of each intangible asset. To bring these projects to technological feasibility, high-risk development and testing issues will need to be resolved that will require substantial additional effort and testing.

The following is a summary of the unaudited pro forma results of the Company as if the acquisitions of Integ and LXN had closed effective January 1, 1999. The Company recorded a total of $56,123,000 in charges for in-process research and development expense, which represented the portion of the purchase prices of the acquisitions allocated to in-process research and development projects that did not achieve technological feasibility and did not have future alternative use. The charges for in-process research and development expense were not included in the following pro forma results. The pro forma results are not necessarily indicative of either actual results that would have occurred had the acquisitions been consummated on January 1, 1999 or future results.

	2000	1999

	(unaudited)
Pro forma net product sales	$174,868,000	$127,978,000
Pro forma loss before extraordinary loss and taxes	(8,059,000)	(29,543,000)
Pro forma net loss	(10,589,000)	(30,094,000)
Pro forma basic and diluted loss before extraordinary loss per common and potential common share	$(0.33)	$(1.63)
Extraordinary loss per common and potential common share	(0.09)	(0.01)

Pro forma basic and diluted net loss per common and potential common share	$(0.42)	$(1.64)

Pro forma basic and diluted weighted average common and potential common shares outstanding	26,327,018	19,514,800

(8) Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Numerator:
Net income (loss)	$325,614	$2,927,164	$(52,475,706)	$4,162,469
Premium on Series B convertible preferred stock	--	--	--	(196,827)
Dividends on Series C, D and E convertible preferred stock	--	(47,999)	--	(176,756)

Numerator for basic earnings (loss) per share – income (loss) available to common shareholders	325,614	2,879,165	(52,475,706)	3,788,886
Effect of dilutive securities:
Dividends on Series C, D and E convertible preferred stock	—	47,999	—	176,756

Numerator for diluted earnings (loss) per share – income (loss) available to common shareholders after assuming conversion	$325,614	$2,927,164	$(52,475,706)	$3,965,642

Denominator:
Denominator for basic earnings (loss) per share – weighted average shares	32,055,929	23,269,265	31,187,512	21,436,221
Effect of dilutive securities:
Employee stock options	3,699,121	2,179,316	--	2,125,224
Warrants	504,929	233,104	--	221,832
Common stock in escrow	159,022	--	--	--
Series C, D and E convertible preferred stock	--	1,553,162	--	2,782,086

Dilutive potential common shares	4,363,072	3,965,582	--	5,129,142

Denominator for diluted earnings (loss) per share – adjusted weighted-average shares and assumed conversions	36,419,001	27,234,847	31,187,512	26,565,363

Basic earnings (loss) per share	$0.01	$0.12	$(1.68)	$0.18

Diluted earnings (loss) per share	$0.01	$0.11	$(1.68)	$0.15

Options and warrants to purchase an aggregate of 80,251 shares of the Company’s common stock at exercise prices ranging from $33.08 to $60.40 per share were outstanding during the three months ended June 30, 2001, but were not included in the computation of diluted earnings per share because the exercise prices of the options and warrants were greater than the average market price of the Company’s common stock during the three-month period ended June 30, 2001, and therefore the effect would have been antidilutive. In addition, 159,022 shares of common stock held in escrow in connection with the LXN acquisition (see Note 7) were not included in the computation of basic income per share for the three months ended June 30, 2001.

Options and warrants to purchase an aggregate of 5,758,784 shares of the Company’s common stock at exercise prices ranging from $1.15 to $60.40 per share were outstanding during the six months ended June 30, 2001, but were not included in the computation of diluted loss per share because the effect of the inclusion of such potential common stock would have been antidilutive.

Options and warrants to purchase an aggregate of 897,597 and 916,263 shares of the Company’s common stock at exercise prices ranging from $7.330 to $15.375 and $6.813 to $15.375 per share were outstanding during the three and six months ended June 30, 2000, respectively, but were not included in the computation of diluted earnings per share because the exercise prices of the options and warrants were greater than the average market price of the common stock in the respective periods, and therefore the effect would have been antidilutive.

During the six months ended June 30, 2000, the Company had Series B convertible preferred stock (the Series B Preferred Stock) outstanding that could have resulted in 499,849 shares of the Company’s common stock, assuming conversion at the beginning of the period according to Statement of Financial Accounting Standard (SFAS) No. 128, Earnings Per Share. However, the Series B Preferred Stock was not included in the computation of diluted earnings per share because the effect of the inclusion of such potential common stock and the related dividends of $196,827 would have been antidilutive.

(9) Comprehensive (Loss) Income

The Company’s only item of comprehensive (loss) income relates to foreign currency translation adjustments. Comprehensive (loss) income for the three months ended June 30, 2001 and 2000 was approximately $1,327,000 and $1,391,000 less than reported net income, respectively, and for the six months ended June 30, 2001 and 2000 was approximately $2,787,000 and $1,665,000 less than reported net (loss) income, respectively, due to foreign currency translation adjustments.

(10) Financial Information by Segment

Under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, operating segments are defined as components of an enterprise, about which separate financial information is available, that are evaluated regularly by the chief operating decision maker or decision making group in deciding how to allocate resources and in assessing performance. The Company's chief operating decision making group is composed of the Chief Executive Officer and members of Senior Management. The Company's reportable operating segments are Diabetes, Women's Health, Clinical Diagnostics and Corporate and Other.

The Company evaluates performance based on earnings before interest expense, taxes, depreciation and amortization (EBITDA).  Segment information for the three and six months ended June 30, 2001 and 2000, respectively, is as follows:

	Diabetes	Women's Health	Clinical Diagnostics	Corporate and Other	Total

Three Months Ended June 30, 2001

Net product sales from external customers	$49,019,009	$9,469,771	$2,602,000	$-	$61,090,780

EBITDA	$3,762,328	$2,048,863	$255,000	$(694,049)	$5,372,142

Six Months Ended June 30, 2001

Net product sales from external customers	$87,805,513	$18,602,866	$5,257,000	$-	$111,665,379

EBITDA	$8,022,284	$4,646,317	$373,000	$(1,336,370)	$11,705,231

Assets	$95,098,254	$45,567,216	$5,481,208	$79,868,668	$226,015,346

	Diabetes	Women's Health	Clinical Diagnostics	Corporate and Other	Total

At December 31, 2000

Assets	$72,020,440	$45,513,400	$6,423,591	$89,346,030	$213,303,461

Three Months Ended June 30, 2000

Net product sales from external customers	$26,830,511	$10,206,503	$2,665,000	$93,138	$39,795,152

EBITDA	$4,317,004	$2,867,486	$392,000	$(1,386,304)	$6,190,186

Six Months Ended June 30, 2000

Net product sales from external customers	$50,375,018	$21,119,950	$5,232,000	$156,132	$76,883,100

EBITDA	$7,965,247	$5,820,419	$418,000	$(2,885,792)	$11,317,874

	Three Months Ended June 30,		Six Months Ended June 30,

Reconciliation of EBITDA to Net Income (Loss)	2001	2000	2001	2000

EBITDA	$5,372,142	$6,190,186	$11,705,231	$11,317,874
Depreciation and amortization expense	(3,176,294)	(1,439,373)	(5,225,159)	(3,053,480)
Amortization of deferred revenue	111,716	92,720	198,449	155,272
Interest expense	(561,865)	(2,118,216)	(1,454,582)	(4,268,544)
Income taxes	(1,373,875)	(152,252)	(1,430,517)	(287,406)
Other noncash or non-recurring items	(46,210)	354,099	(56,269,128)	298,753

Net income (loss)	$325,614	$2,927,164	$(52,475,708)	$4,162,469

(11) Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As amended by SFAS No. 137 in June 1999, the statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, which is a significant amendment to SFAS No. 133. SFAS No. 133 and its amendments establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively, the derivatives) and for hedging activities. The Emerging Issues Task Force (EITF) has also issued a number of derivative-related tentative and final consensuses. The adoption of these statements did not have a material impact on the Company’s consolidated financial position or results of operations.

In May 2000, the EITF reached a consensus on Issue No. 00-14, Accounting for Certain Sales Incentives, which is effective for the quarter ended December 15, 2001. EITF Issue No. 00-14 establishes accounting and reporting standards for the cost of certain sales incentives. The Company offers certain sales incentives that fall within the scope of EITF Issue No. 00-14, such as coupons and free products, to some of its customers. The Company adopted the consensus early, as permitted, which resulted in reclassifications of approximately $812,000 and $1,421,000 in the three and six months ended June 30, 2000, respectively, from selling, general and administrative expenses to net product sales.

In June 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 addresses changes in the financial accounting and reporting for business combinations and supersedes Accounting Principles Board (APB) Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. Effective July 1, 2001, all business combinations should be accounted for using only the purchase method of accounting. The Company does not believe the adoption of this statement will have a material effect on its financial position, results of operations or cash flows.

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses changes in the financial accounting and reporting for acquired goodwill and other intangible assets with indefinite lives. Effective January 1, 2002, all existing acquired goodwill and other intangible assets with indefinite lives will no longer be amortized to expense, with early adoption required for all goodwill and other intangible assets with indefinite lives acquired subsequent to June 30, 2001. The statement also provides specific guidance for determining and measuring impairment of all goodwill and other intangible assets.  The Company recorded goodwill amortization of approximately $889,000 and $422,000 for the three months ended June 30, 2001 and 2000, respectively, and $1,323,000 and $874,000 for the six months ended June 30, 2001 and 2000, respectively.  The Company has not yet made an assessment as to whether the required impairment measurements required by SFAS No. 142 will have an impact on its financial statements.

(12) Pending Split-off and Merger with Johnson & Johnson

On May 23, 2001, the Company signed an agreement and plan of split-off and merger (the Merger Agreement) with Johnson & Johnson (J&J), a New Jersey corporation, and Sunrise Acquisition Corp. (the Merger Sub), a Delaware corporation and a wholly-owned subsidiary of J&J. Pursuant to the terms of the Merger Agreement and related agreements, J&J will acquire the Company’s diabetes care products business and the Company will restructure its operations so that its current women’s health and clinical diagnostics businesses are held in its separate wholly-owned subsidiary, Inverness Medical Innovations, Inc. (Innovations). Then, at the effective time of the merger, (i) the shareholders of the Company will receive a distribution of shares of Innovations (the Split-Off) and (ii) the Merger Sub will be merged with and into the Company, which will have retained the diabetes care products business (the Merger). At the effective time of the Merger, the Company will become a wholly-owned subsidiary of J&J and Innovations will operate the Company’s women’s health and clinical diagnostics businesses as an independent company. Under the terms of the Merger Agreement, as a result of the Split-Off and Merger, each outstanding share of the Company’s common stock will be exchanged for (i) a pro rata common stock interest in Innovations and (ii) that number of shares of J&J common stock determined by dividing $35 by the average of the volume weighted average of the trading price of J&J common stock for the 20 consecutive trading days ending with the third trading day immediately preceding the effective time of the Merger. The Merger is intended to be a tax-free reorganization pursuant to Section 368(a) of the Internal Revenue Code of 1986, as amended. Consummation of the Merger and the related transactions, including the Split-Off, is subject to the adoption of the Merger Agreement by the shareholders of the Company and other closing conditions specified in the Merger Agreement and the related agreements. The Company anticipates closing the Merger and the related transactions in the fourth quarter of 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

             We develop, manufacture and market innovative products focused primarily on diabetes self-management. Our principal products are advanced electrochemical blood glucose monitoring systems that are used by people with diabetes to determine their glucose levels in order to manage their disease. Our systems are accurate, small, fast and easy to use. They utilize our proprietary biosensor test strips, which quickly draw blood into the strip, require only a small sample and provide users with the option of sampling from the forearm, thus avoiding the need for finger sticking. We recently received FDA clearance for our second-generation electrochemical system, of which we began shipments in the fourth quarter of 2000. This system utilizes our latest proprietary test strip with a reduced blood sample requirement of just one microliter, and features the fastest test time of any commercially available system at five seconds, providing enhanced convenience and comfort. We use our diabetes expertise to design and manufacture low-cost alternative test strips for use in glucose meters made by other manufacturers. We also market a full family of ancillary diabetes supplies such as syringes, lancets, glucose tablets, and specialty skin creams. In addition to our diabetes products, we sell women’s health products and, to a lesser extent, clinical diagnostics products.  Our women's health products include home pregnancy detection tests, ovulation prediction tests and a line of nutritional supplements.

             We have a global distribution agreement with LifeScan, Inc. (LifeScan), a subsidiary of Johnson & Johnson (J&J), with respect to our electrochemical blood glucose monitoring systems, which LifeScan markets as the ONE TOUCH® FastTake® and ONE TOUCH® Ultra systems (see discussion below for additional information on our relationship with J&J). LifeScan, a leader in the blood glucose monitoring market, has publicly announced its intention to shift its focus from its older photometric-based systems to electrochemical systems. Currently, we are the only supplier of such systems to LifeScan. Accordingly, we anticipate a significant increase in unit sales of our meters and test strips and we are continuing to increase capacity in order to meet anticipated demand. We market our other products to consumers through our own established retail distribution networks, including Wal-Mart, CVS and Walgreens.

RECENT DEVELOPMENTS

Acquisition of Integ Incorporated

             On January 23, 2001, we acquired Integ Incorporated (Integ), a publicly-traded development stage company. Integ, which was incorporated in 1990 and is headquartered in Minnesota, has developed a proprietary sampling technology which extracts interstitial fluid from the top layers of the skin. The aggregate purchase price of approximately $70,755,000 consisted of 1,735,721 shares of our common stock with a fair value of $54,870,000, options and warrants to purchase an aggregate of 368,623 shares of our common stock with an aggregate fair value of $8,141,000, $5,109,000 in cash for the redemption of shares of Integ’s preferred stock, $959,000 in aggregate costs to exit certain activities of Integ and $1,676,000 in direct acquisition costs. The aggregate exit costs of $959,000 consisted of $776,000 pertaining to severance and outplacement obligations, all of which was paid as of June 30, 2001, and $183,000 representing the total remaining obligation of a noncancelable service contract with a former Integ director who no longer performs services for us subsequent to the consummation of this transaction. Immediately after the acquisition, we reorganized the activities of Integ to conduct only certain research and development projects in the diabetes product line under the supervision of our corporate management. As a result, most of Integ’s executive management team and administrative personnel were involuntarily terminated.

Acquisition of LXN Corporation

             On March 28, 2001, we acquired LXN Corporation (LXN), a privately-held company. LXN, which was incorporated in 1993 and is headquartered in California, has developed and is commercializing fructosamine monitoring technology for people with diabetes. The aggregate purchase price of approximately $28,884,000 consisted of $6,133,000 in cash advanced to LXN to fund LXN’s pre-merger cash requirements, 795,069 shares of our common stock with a fair value of $19,495,000, an option to purchase up to 83,333 shares of our common stock with a fair value of $1,483,000, $391,000 in costs to exit certain activities of LXN and $1,382,000 in direct acquisition costs. The $391,000 in exit costs represents severance communicated to involuntarily terminated employees as of June 30, 2001, which will be paid prior to the end of the year 2001.

             We may be able to use Integ's and LXN’s technologies, supplemented by our additional research and development efforts, to develop products that are complementary to our current product offerings in the areas of diabetes self-management and medical diagnostics.

Pending Split-off and Merger with Johnson & Johnson

             On May 23, 2001, we signed an agreement and plan of split-off and merger (the Merger Agreement) with Johnson & Johnson (J&J), a New Jersey corporation, and Sunrise Acquisition Corp. (the Merger Sub), a Delaware corporation and a wholly-owned subsidiary of J&J. Pursuant to the terms of the Merger Agreement and related agreements, J&J will acquire our diabetes care products business and we will restructure our operations so that our current women’s health and clinical diagnostics businesses are held in our separate wholly-owned subsidiary, Inverness Medical Innovations, Inc. (Innovations). Then, at the effective time of the merger, (i) our shareholders will receive a distribution of shares of Innovations (the Split-Off) and (ii) the Merger Sub will be merged with our Company, which will have retained the diabetes care products business (the Merger). At the effective time of the Merger, we will become a wholly-owned subsidiary of J&J and Innovations will operate the Company’s women’s health and clinical diagnostics businesses as an independent company. Under the terms of the Merger Agreement, as a result of the Split-Off and Merger, each of our outstanding shares of common stock will be exchanged for (i) a pro rata common stock interest in Innovations and (ii) that number of shares of J&J common stock determined by dividing $35 by the average of the volume weighted average of the trading price of J&J common stock for the 20 consecutive trading days ending with the third trading day immediately preceding the effective time of the Merger. The Merger is intended to be a tax-free reorganization pursuant to Section 368(a) of the Internal Revenue Code of 1986, as amended. Consummation of the Merger and the related transactions, including the Split-Off, is subject to the adoption of the Merger Agreement by our shareholders and other closing conditions specified in the Merger Agreement and related agreements. We anticipate closing the Merger and the related transactions in the fourth quarter of 2001.

RESULTS OF OPERATIONS

             Net revenues.  Net revenues increased $21.3 million, or 54%, to $61.1 million for the three months ended June 30, 2001 from $39.8 million for the three months ended June 30, 2000. Net revenues increased $34.8 million, or 45%, to $111.7 million for the six months ended June 30, 2001 from $76.9 million for the six months ended June 30, 2000. The reason for the increase in revenues was the increased diabetes product sales, especially those of our second-generation electrochemical blood glucose monitoring system, distributed by LifeScan under its trademark ONE TOUCH® Ultra. Shipments of the ONE TOUCH® Ultra began in late 2000. Additionally, we acquired LXN on March 28, 2001, which generated net revenues from diabetes product sales of $2.1 million during the three months ended June 30, 2001. Net product sales from our diabetes management segment were $49.0 million for the three months ended June 30, 2001, an increase of $22.2 million or 83% as compared to net diabetes product sales of $26.8 million for the three months ended June 30, 2000. Likewise, net product sales from our diabetes management segment were $87.8 million for the six months ended June 30, 2001, an increase of $37.4 million or 74% as compared to net diabetes product sales of $50.4 million for the six months ended June 30, 2000. Net diabetes product sales accounted for 80% and 79% of our net revenues for the three and six months ended June 30, 2001, respectively, compared to 67% and 66% of net revenues for the three and six months ended June 30, 2000, respectively. Slightly offsetting the increased diabetes product sales was the decreased women’s health product sales. Net product sales from our women’s health segment were $9.5 million for the three months ended June 30, 2001, a decrease of $737,000 or 7%, as compared to $10.2 million for the three months ended June 30, 2000. Likewise, net product sales from our women’s health segment were $18.6 million for the six months ended June 30, 2001, a decrease of $2.5 million or 12%, as compared to $21.1 million for the six months ended June 30, 2000. Although there was a slight increase in sales of branded and private label pregnancy and ovulation tests, this was more than offset by the overall decrease in women’s health product sales resulting from weak sales in our nutritional supplement product line. Sales of our nutritional supplement products have suffered due to fierce competition and our limited sales and marketing resources. We anticipate sales of our nutritional supplements to continue to decline. Women’s health product sales only accounted for 16% and 17% of our net revenues for the three and six months ended June 30, 2001, respectively, as compared to 26% and 27% of net revenues for the three and six months ended June 30, 2000, respectively, as a result of the significant growth in our diabetes management products business. Net clinical diagnostic product sales were $2.6 million for the three months ended June 30, 2001, a slight decrease of $63,000 or 2%, from net sales of $2.7 million for the three months ended June 30, 2000. On the other hand, net clinical diagnostic product sales were $5.3 million for the six months ended June 30, 2001, a slight increase of $25,000 or 0.5%, from net sales of $5.2 million for the six months ended June 30, 2000.

             Gross profit.  Gross profit increased by $3.2 million, or 19%, to $19.4 million for the three months ended June 30, 2001 from $16.3 million for the three months ended June 30, 2000. Likewise, gross profit increased by $3.8 million, or 12%, to $35.2 million for the six months ended June 30, 2001 from $31.4 million for the six months ended June 30, 2000. Gross margin decreased to 32% for both the three and six months ended June 30, 2001 from 41% for both the three and six months ended June 30, 2000. The decrease in gross margin of net product sales primarily resulted from the agreed-upon volume related unit price reduction in blood glucose monitoring meters and strips sold to LifeScan as well as low margins on kitting of products for LifeScan, which we began in the third quarter of 2000. Also, the decline in gross margin resulted from lower sales of nutritional supplements, which are higher margin products compared to our other product lines.

             Research and development expense.  Research and development expense increased by $2.8 million, or 93%, to $5.8 million for the three months ended June 30, 2001 from $3.0 million for the three months ended June 30, 2000. For the six months ended June 30, 2001, research and development expense increase by $4.1 million, or 66%, to $10.3 million from $6.2 million for the six months ended June 30, 2000. The increase in research and development expense resulted from additional and continuing research programs directed towards blood glucose monitoring systems. Further, research and development expense increased due to the addition of Integ, which we acquired on January 23, 2001. Integ is a development-stage company in the areas of diabetes management. We expect to spend significant and increasing amounts on research and development in the area of diabetes management.

             Charge for in-process research and development expense.  In the first quarter of 2001, we recorded a total of $56.1 million in noncash charges for in-process research and development expense, which represented the portion of the purchase prices of our acquisitions of Integ and LXN allocated to in-process research and development projects that did not achieve technological feasibility and did not have future alternative uses. We did not record any such charges in 2000.

             Selling, general and administrative expense.  Selling, general and administrative expense increased by $2.4 million, or 26%, to $11.5 million for the three months ended June 30, 2001 from $9.1 million for the three months ended June 30, 2000. Likewise, selling, general and administrative expense increased by $2.4 million, or 13%, to $20.0 million for the six months ended June 30, 2001 from $17.6 million for the six months ended June 30, 2000. The increase in selling, general and administrative expense resulted from various legal expenses associated with the defense and prosecution of certain litigation, costs associated with the integration of LXN, and the addition of selling, general and administrative expense from LXN since it was acquired. Selling, general and administrative expense as a percentage of net revenue decreased to 19% for the three months ended June 30, 2001 from 23% for the three months ended June 30, 2000 and to 18% for the six months ended June 30, 2001 from 23% for the six months ended June 30, 2000.

             Interest expense.  Interest expense decreased $1.6 million, or 73%, to $562,000 for the three months ended June 30, 2001 from $2.1 million for the three months ended June 30, 2000. Likewise, interest expense decreased $2.8 million, or 66%, to $1.5 million for the six months ended June 30, 2001 from $4.3 million for the six months ended June 30, 2000. The decrease in interest expense was the result of a lower average outstanding debt balance during 2001.

             Interest and other income. Interest and other income decreased $1.9 million, or 90%, to $215,000 for the three months ended June 30, 2001 from $2.1 million for the three months ended June 30, 2000. Interest and other income decreased $559,000, or 25%, to $1.6 million for the six months ended June 30, 2001 from $2.2 million for the six months ended June 30, 2000. During the second quarter of 2000, we recorded a gain of $1.8 million from the sale of our holding of 8.6 million shares in Theratase plc, which was included in other income. However, comparing the six months ended June 30, 2001 to the six months ended June 30, 2000, interest and other income only decreased by $559,000 due to the off-setting result of increased interest income from our higher cash balance since our follow-on public offering in November 2000. Also included in other income was $(166,000) and $390,000 in foreign exchange (loss) gain for the three and six months ended June 30, 2001, respectively, compared to $324,000 and $450,000 in foreign exchange gain for the three and six months ended June 30, 2000, respectively. Foreign exchange gains and losses resulted primarily from the effect of the change in the U.S. Dollar to the British Pound Sterling exchange rate on the sales of blood glucose monitoring meters from our Scottish subsidiary, Inverness Medical Limited (IML), to LifeScan, which are denominated in U.S. Dollars, and our loans with LifeScan, which are denominated in British Pounds Sterling.

             Dividends and accretion on mandatorily redeemable preferred stock of a subsidiary.  IML accrues 6% dividend and accretion on its outstanding cumulative redeemable preference shares. During the three and six months ended June 30, 2001, IML accrued dividends of $46,000 and $93,000, respectively, compared to dividends and accretion of $280,000 and $336,000 during the three and six months ended June 30, 2000, respectively. In June 2000, IML recorded a one-time 15% accretion, which amounted to 150,000 British Pound Sterling ($227,000), as it elected not to redeem the first issue of such preferred shares within five years of the original issue date, or June 23, 2000 (see discussion below in the “Liquidity and Capital Resources” section).

             Extraordinary loss. In the second quarter of 2000, we recorded an extraordinary loss of $800,000 ($485,000 of which was noncash expense) for the refinancing of our subordinated revenue royalty notes. We had no extraordinary items during the six months ended June 30, 2001.

             Income taxes.  For both the three and six months ended June 30, 2001, we recorded income tax provisions of $1.4 million, compared to $152,000 and $287,000 for the three and six months ended June 30, 2000, respectively. The significant income tax provision for the three months ended June 30, 2001 resulted from a provision made for U.K. income taxes due to the Company’s revised estimate of taxable income and loss carryforward usage at IML. The remaining income tax provisions reflect certain state income taxes relating to our subsidiaries in the United States.

             Net income (loss).  For the three months ended June 30, 2001, we recorded a net income of $326,000 compared to a net income of $2.9 million for the three months ended June 30, 2000. Both our basic and diluted net income per share for the three months ended June 30, 2001 were $0.01, compared to the basic and diluted net income per share of $0.12 and $0.11, respectively, for the three months ended June 30, 2000. For the six months ended June 30, 2001, we recorded a net loss of $52.5 million compared to a net income of $4.2 million for the six months ended June 30, 2000. Our basic and diluted net loss per share for the six months ended June 30, 2001 were $1.68, compared to the basic and diluted net income per share of $0.18 and $0.15, respectively, for the six months ended June 30, 2000. See Note 8 of the accompanying “Notes to Consolidated Financial Statements”.The net loss for the six months ended June 30, 2001 included nonrecurring charges of $56.1 million relating to in-process research and development, which, if excluded, would generate a net income of $3.6 million or $0.12 and $0.10 per basic and diluted share, respectively. The net income for the three and six months ended June 30, 2000 included nonrecurring net gains of $634,000, excluding which would generate a net income of $2.3 million (or $0.10 per basic share and $0.08 per diluted share) and $3.5 million (or $0.15 per basic share and $0.13 per diluted share), respectively. The decrease in earnings primarily resulted from various legal expenses associated with the defense and prosecution of certain litigation, our first ever provision for U.K. income taxes due to the Company’s revised estimate of taxable income and loss carryforward usage at IML and costs associated with the integration of LXN.

LIQUIDITY AND CAPITAL RESOURCES

             At June 30, 2001, we had cash and cash equivalents of $31.2 million, a $51.0 million decrease from December 31, 2000. We have historically funded our business through operating cash flows, proceeds from borrowings and the issuance of equity securities. Cash used in our operating activities during the six months ended June 30, 2001 was $5.7 million due largely to increases in accounts receivable, inventories and other current assets totaling $18.6 million, net of a $4.5 million increase in accounts payable and $8.9 million in earnings before noncash and nonrecurring income and expenses. During the six months ended June 30, 2001, we used cash of $23.2 million for our investing activities, consisting of $5.7 million in net cash paid for the acquisition of Integ, $7.1 million in net cash paid for the acquisition of LXN, $2.0 million in contingent payments made to the former shareholders of our subsidiary, Can-Am Care Corporation (Can-Am), and capital expenditures of $8.2 million, primarily at our manufacturing facilities in Scotland. During the six months ended June 30, 2001, we used cash of $20.7 million for financing activities, consisting of $19.3 million in principal repayments on our subordinated promissory notes, $3.7 million in principal repayments on loans from the Chase Manhattan Bank (Chase) and $3.3 million in principal repayments of various other notes payable. Offsetting cash used in financing activities, we received $5.7 million in proceeds from the exercises of common stock options and warrants. Working capital was $39.4 million on June 30, 2001 compared to $55.6 million on December 31, 2000.

             In February 1998, our subsidiary, Inverness Medical, Inc. (IMI), acquired Can-Am, a leading supplier of diabetes care products, for a combination of cash, notes and shares of common stock. At the time, IMI entered into a $42 million credit agreement with Chase, with the Company as guarantor, to fund the cash portion of the purchase price and to repay outstanding indebtedness under a prior credit facility. The Chase credit agreement consists of a $37 million term loan and a $5 million revolving line of credit. Borrowings under the Chase credit agreement are secured by the capital stock of one of our subsidiaries, our assets and the assets of our subsidiaries. IMI is required to make quarterly principal payments on the term portion of the loan ranging from $1.4 million to $1.7 million through December 31, 2003. IMI must also make mandatory prepayments on the term loan if it meets certain cash flow thresholds, sells assets outside of the ordinary course of business, issues or sells indebtedness or issues stock. During the six months ended June 30, 2001, IMI made quarterly principal payments and a mandatory prepayment totaling $3.7 million. At June 30, 2001, the revolving line of credit was unused.

             We entered into amendments of our agreements with LifeScan in June 1999 (the 1999 Amended Agreements), which were further amended in February 2001, effective January 1, 2001 (the 2001 Amendment). Under the 1999 Amended Agreements, we develop and supply to LifeScan additional products for monitoring blood glucose in humans. Under the 2001 Amendment, LifeScan will increase its purchase of glucose monitoring meters from us during 2001 and we will reduce the price of such meters purchased by LifeScan in 2001. Under the terms of the amended agreements, LifeScan is not prohibited from selling other glucose monitoring systems, including electrochemical systems. However, if LifeScan either (i) introduces such a system not sourced from us prior to December 31, 2002, or (ii) fails to purchase specified minimum annual levels of test strips, we are released from a restriction under the agreement prohibiting us from selling complete electrochemical glucose measurement systems to parties other than LifeScan. Upon the execution of the 1999 Amended Agreements, LifeScan provided us with an initial loan of 6,250,000 British Pounds Sterling (approximately $9,900,000) to fund the increased costs related to the anticipated production levels. LifeScan has also committed to make additional loans of up to 8,125,000 British Pounds Sterling (approximately $11,499,000) to us upon the accomplishment of certain milestones relating to new products we are to develop for LifeScan. Through June 30, 2001, we have received 2,031,250 British Pounds Sterling (approximately $2,900,000) in additional loans from LifeScan. Interest on the initial and additional loans accrues at 11% and is payable quarterly. The aggregate principal amount of the initial and additional loans is to be repaid by deducting 0.0125 British Pounds Sterling (approximately $0.02) from the invoice price of each strip we sell to LifeScan commencing on the date of the initial loan. At June 30, 2001, all initial and additional LifeScan loans have been repaid.

             During June, July and August 2000, we sold units having an aggregate purchase price of $19.3 million for the purpose of retiring certain outstanding subordinated revenue royalty notes and subordinated promissory notes that were issued in 1997 and 1998, respectively. Each unit consisted of (i)  a new subordinated promissory note in principal amount of $25,000 and (ii) a warrant to acquire 123 shares of our common stock. In the aggregate, we issued warrants to purchase 119,350 shares of our common stock with exercise prices ranging from $7.94 to $15.38, calculated based upon the average closing prices of our common stock for the 10 days prior to each closing. The warrants may be exercised at any time on or prior to the tenth anniversary of their date of issuance. On January 29, 2001, we prepaid the new subordinated promissory notes pursuant to an irrevocable notice of prepayment given to the noteholders on December 29, 2000, as permitted in the securities purchase agreement. As a result, we incurred a prepayment penalty of $705,000, which was included as part of the extraordinary loss of $1.6 million recorded in 2000 for the early extinguishment of these new subordinated promissory notes.

             In November 2000, we sold an aggregate of 3.5 million shares in a follow-on public offering (the Offering). Net proceeds from the Offering were approximately $82.1 million after deducting underwriters’ commissions and other offering costs totaling $5.4 million.

             On January 23, 2001, we acquired Integ, a publicly-traded development stage company. Integ, which was incorporated in 1990 and is headquartered in Minnesota, has developed a proprietary sampling technology to extract interstitial fluid from the top layers of the skin. The aggregate purchase price of approximately $70,755,000 consisted of 1,735,721 shares of our common stock with a fair value of $54,870,000, options and warrants to purchase an aggregate of 368,623 shares of our common stock with an aggregate fair value of $8,141,000, $5,109,000 in cash for the redemption of shares of Integ’s preferred stock, $959,000 in costs to exit certain activities of Integ and $1,676,000 in direct acquisition costs. The aggregate exit costs of $959,000 consisted of $776,000 pertaining to severance and outplacement obligations, all of which was paid as of June 30, 2001, and $183,000 representing the total remaining obligation of a noncancelable service contract with a former Integ director who no longer performs services for us subsequent to the consummation of this transaction. Immediately following the acquisition, we reorganized the activities of Integ to conduct only certain research and development projects in the diabetes product line under the supervision of our corporate management. As a result, most of Integ’s executive management team and administrative personnel were involuntarily terminated.

             On March 28, 2001, we acquired LXN, a privately-held company. LXN, which was incorporated in 1993 and is headquartered in California, has developed and is commercializing fructosamine monitoring technology for people with diabetes. The aggregate purchase price of approximately $28,884,000 consisted of $6,133,000 in cash advanced to LXN to fund LXN’s pre-merger cash requirements, 795,069 shares of our common stock with a fair value of $19,495,000, an option to purchase up to 83,333 shares of our common stock with a fair value of $1,483,000, $391,000 in costs to exit certain activities of LXN and $1,382,000 in direct acquisition costs. The $391,000 in exit costs represents severance communicated to involuntarily terminated employees as of June 30, 2001, which will be paid prior to the end of the year 2001.

             We may be able to use Integ’s and LXN’s technologies, supplemented by our additional research and development efforts, to develop products that are complementary to our current product offerings in the areas of diabetes self-management and medical diagnostics.

             As of December 31, 2000, we had approximately $30.9 million and $27.6 million of domestic and foreign net operating loss carryforwards, respectively, and approximately $91,000 of research and development tax credit carryforwards, which expire at various dates through 2020. These losses and tax credits are available to reduce federal taxable income and federal income taxes, respectively, in future years, if any. These losses and tax credits are subject to review and possible adjustment by the respective taxing jurisdiction and may be limited in the event of certain cumulative changes in ownership interests of significant shareholders over a three-year period in excess of 50%. We have recorded a valuation allowance against substantially all of the deferred tax asset to reflect uncertainties that might affect the realization of the deferred tax asset.

             Based upon our operating plans, we believe that our existing capital resources will be adequate to fund our operations and scheduled debt obligations for at least the next 12 months. We believe that we will be able to fund our research and development activities related to products being designed and developed for LifeScan out of existing funds. In addition, we may expand our research and development of new technologies (beyond the aforementioned activities related to LifeScan) and may pursue the acquisition of new products and technologies, whether through licensing arrangements, business acquisitions, or otherwise. We cannot assure you that additional capital will be available, or, if available, that it will be available on acceptable terms. If we raise additional funds by issuing equity securities, dilution to then existing stockholders will result.

Certain Factors Affecting Future Results

             There are various risks, including those described below, which may materially impact your investment in our Company or may in the future, and, in some cases, already do, materially affect us and our business, financial condition and results of operations. You should consider carefully these factors with respect to your investment in our securities. This section includes or refers to certain forward–looking statements; you should read the explanation of the qualifications and limitations on such forward–looking statements.

             The pending merger and split-off transaction with J & J may not be completed.

             There is a risk that our pending split-off and merger transaction with J & J may not be completed. The Merger Agreement may not be approved by our shareholders, or one or more of the closing conditions specified in the Merger Agreement and related agreements may not be satisfied. The failure to complete this transaction could adversely effect our stock price.

             We depend on our relationship with LifeScan to distribute certain of our existing products, as well as future products.

             We depend on our relationship with LifeScan to distribute certain of our existing products, as well as future products. In 1995, we entered into a worldwide distribution agreement with LifeScan, which was amended in June 1999 and February 2001, effective January 1, 2001. Under the terms of our agreements with LifeScan, we develop and manufacture and LifeScan distributes our electrochemical blood glucose monitoring systems. Our first and second generation electrochemical systems are being marketed by LifeScan under its brands, ONE TOUCH® FastTake® and ONE TOUCH® Ultra. We commenced shipments of the ONE TOUCH® FastTake® system in early 1998 and the ONE TOUCH® Ultra system in late 2000. The ONE TOUCH® FastTake® and the ONE TOUCH® Ultra systems are currently the most successful products in our diabetes line of business. LifeScan has exclusive rights to market these, as well as any new electrochemical blood glucose monitoring systems that we develop. However, LifeScan is not restricted from selling other systems, including electrochemical systems, for blood glucose monitoring. Unless LifeScan (i) introduces an electrochemical blood glucose monitoring system not sourced from us prior to December 31, 2002, or (ii) fails to purchase specified minimum annual levels of test strips, our agreements with LifeScan prohibit us from marketing any new electrochemical blood glucose monitoring system other than through LifeScan. Accordingly, our future results of operations depend to a substantial degree on LifeScan's continued marketing of our electrochemical systems. Although the ONE TOUCH® systems appear to have gained market acceptance, we cannot assure you that such acceptance will continue. Additionally, under the terms of the agreement with LifeScan, LifeScan has made and may continue to make additional funding available to us when we reach certain milestones with our development of future products for LifeScan. As we cannot assure the success of reaching such milestones in the development of future products, we cannot guarantee that LifeScan will make such additional funding available to us. Any failure by us to produce, or failure by LifeScan to market and distribute our electrochemical systems successfully, could have a material adverse effect on our business, financial condition and results of operations.

             We rely upon our manufacturing facilities as well as foreign contract manufacturing arrangements, and manufacturing problems or delays could severely affect our business.

             Test Strips

             Our electrochemical blood glucose test strips are produced exclusively in our manufacturing facility in Inverness, Scotland. Sales of these test strips accounted for a significant portion of our net revenues for the six months ended June 30, 2001. Sales of test strips are expected to be our largest source of revenues for the foreseeable future. Our Inverness facility contains highly specialized equipment and utilizes complicated manufacturing processes developed over a number of years that would be difficult and time–consuming to duplicate. Our ability to manufacture test strips could be disrupted wholly or in part by technical problems, labor or raw material shortages, labor relations problems, natural disasters, fire, sabotage or business accidents, among other factors. Any prolonged disruption in the operations of our Inverness manufacturing facility would seriously harm our ability to satisfy customer orders for test strips. If we cannot deliver our test strips in a timely manner or in sufficient quantities, our revenues will suffer and our reputation may be harmed. In addition, under certain circumstances, LifeScan would automatically become entitled to produce the electrochemical test strips itself. Even though we carry manufacturing interruption insurance policies, we may suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies. Our test strip revenues depend in part upon our manufacturing yields. We believe that we currently have sufficient test strip manufacturing capacity to satisfy our existing contractual obligations although we anticipate that actual demand will exceed these obligations. We are currently expanding our production capacity to meet projected demand. If we fail to complete these expansion efforts in a timely manner, our relationships with our customers or our reputation in the marketplace could be severely harmed.

             Blood Glucose Meters

             We purchase all of the meters for our electrochemical blood glucose systems from a contract manufacturer in the People's Republic of China. Our business would likely be harmed if production at, or deliveries by, our contract manufacturer were disrupted for a material amount of time or if the cost of meters were significantly increased. Such disruptions or cost increases could occur as the result of social or political strife, unforeseen economic or production regulations, import, licensing or trade restrictions, natural disasters or war or other unforeseen circumstances. If this supply relationship were disrupted, we would need to identify other third–party contract manufacturers and verify and validate the production processes used in the manufacture of our electrochemical blood glucose meters. We cannot assure you that we will be able to identify adequate substitute manufacturers to replace the meters matching our specifications affected by such a disruption in a timely manner or at comparable prices, if at all.

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

             In August 2000, we announced that we had received notification of FDA clearance for our second-generation electrochemical blood glucose monitoring system, marketed by LifeScan as the ONE TOUCH® Ultra system. We commenced shipment of the ONE TOUCH® Ultra system to LifeScan in December 2000 and we cannot be assured that the market will accept this new system. In addition, if the ONE TOUCH® Ultra system gains market acceptance, we expect that over time this new system will reduce, if not replace, the sales of the ONE TOUCH® FastTake® system.

             If we deliver products with defects, our credibility may be harmed, market acceptance of our products may decrease and we may be exposed to liability in excess of our product liability insurance coverage.

             The manufacturing and marketing of medical diagnostic devices, such as our blood glucose monitoring systems, involve an inherent risk of product liability claims. In addition, our product development and production are extremely complex and could expose our products to defects. Any such defects could harm our credibility and decrease market acceptance of our products. LifeScan has found through a limited number of customer comments that meters programmed for millimole measurement of blood glucose concentration occasionally exhibit a display error. Millimole is the measurement used in Canada and most European countries. We have worked with LifeScan in implementing the appropriate corrective action for this occurrence, including public notification. We do not believe that it will be necessary to engage in any general recalls of these meters, but we may choose to exchange some or all of them, and we cannot assure you that corrective action with respect to this product, or any of our other products, will not result in material cost to us or loss or damage to the reputation of our products. In addition, our marketing of nutritional supplements may cause us to be subjected to various product liability claims, including, among others, claims that the nutritional supplements have inadequate warnings concerning side effects and interactions with other substances. Potential product liability claims may exceed the amount of our insurance coverage or may be excluded from coverage under the terms of the policy. In the event that we are held liable for a claim for which we are not indemnified, or for damages exceeding the limits of our insurance coverage, such a claim could materially damage our business and our financial condition.

             We have had operating losses for most of our history and have only generated a profit since 2000.

             We had an accumulated deficit of approximately $142.4 million as of June 30, 2001. We incurred operating losses from our inception until the year ended December 31, 1999. We will in the future incur significant sales and marketing, research and development and general and administrative expenses, and may not have sufficient revenues to generate operating income in light of these expenditures. Further, although we have generated operating income, excluding non-recurring charges, since 2000, we may not be able to sustain or increase profitability in the future.

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

             A significant number of our employees, including sales, support and research and development personnel, are located outside of the United States. Conducting business outside of the United States is subject to numerous risks, including:

•	decreased liquidity resulting from longer accounts receivable collection cycles typical of foreign countries;

•	decreased revenues on foreign sales resulting from possible foreign currency exchange and conversion issues;

•	lower productivity resulting from difficulties managing our sales, support and research and development operations in many countries;

•	lost revenues resulting from difficulties associated with enforcing agreements and collecting receivables through foreign legal systems;

•	lost revenues resulting from the imposition by foreign governments of trade protection measures; and

•	higher cost of sales resulting from import or export licensing requirements.

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

The risks and uncertainties that we face with respect to our patents and other proprietary rights include the following:
•	the pending patent applications we have filed or to which we have exclusive rights may not result in issued patents or may take longer than we expect to result in issued patents;

•	the claims of any patents that are issued may not provide meaningful protection;

•	we may not be able to develop additional proprietary technologies that are patentable;

•	the patents licensed or issued to us or our customers may not provide a competitive advantage;

•	other companies may challenge patents licensed or issued to us or our customers;

•	patents issued to other companies may harm our ability to do business; and

•	other companies may design around technologies we have licensed or developed.

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

             Substantial litigation over intellectual property rights exists in our industry. Our products are currently the subjects of litigation alleging that we are infringing on the intellectual property rights of others. We expect that our products and other products in our industry may be increasingly subject to third–party infringement claims as the number of competitors grows and the functionality of products and technology in different industry segments overlaps. Third parties may currently have, or may eventually be issued, patents on which our products or technology may infringe. Any of these third parties might make a claim of infringement against us. Any litigation could result in the expenditure of significant financial resources and the diversion of management's time and resources. In addition, litigation in which we are accused of infringement may cause negative publicity, have an impact on prospective customers, cause product shipment delays, require us to develop non-infringing technology or enter into royalty or license agreements, which may not be available on acceptable terms, if at all. If a successful claim of infringement were made against us and we could not either develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could be significantly harmed and we could be exposed to legal actions by our customers.

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

             We rely on patents to protect a large part of our intellectual property and our competitive position. In order to protect or enforce our patent rights, we may initiate patent litigation against third parties, such as infringement suits or interference proceedings. Litigation may be necessary to:

•	assert claims of infringement;

•	enforce our patents;

•	protect our trade secrets or know-how; or

•	determine the enforceability, scope and validity of the proprietary rights of others.

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

             Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. Accordingly, from time to time we have acquired complementary businesses, products, or technologies instead of internally developing them and may choose to do so in the future. We do not know if we will be able to complete any acquisitions, or whether we will be able to successfully integrate any acquired business, operate it profitably or retain its key employees. Integrating any business, product or technology we acquire could be expensive and time consuming, disrupt our ongoing business and distract our management. In addition, in order to finance any acquisitions, we might need to raise additional funds through public or private equity or debt financings. In that event, we could be forced to obtain financing on terms that are not favorable to us and, in the case of equity financing, that may result in dilution to our shareholders. Dilution to our shareholders will also result if, in connection with any acquisition, we issue equity directly to the sellers. If we are unable to integrate any acquired entities, products or technologies effectively, our business will suffer. In addition, any amortization of intangible assets or charges resulting from the costs of acquisitions would negatively affect our operating results.

             Development of a cure for diabetes could make our products obsolete.

             The medical devices industry, including the self–test devices industry, is subject to rapid and substantial technological development and product innovations. To be successful, we must be responsive to new products and technologies as well as new applications of existing technologies in diabetes self–management. The National Institute for Health and other supporters of diabetes research are sponsoring significant programs to better understand the disease and to find methods to prevent or cure it. If discovered and widely available, any of these methods would minimize or eliminate the need for our diabetes self–management products and would require us to focus on other areas of our business, which would have a material adverse effect on our financial condition and profitability.

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

             Our share price may be volatile due to our operating results, as well as factors beyond our control. In addition, it is possible that in some future periods the results of our operations will be below the expectations of the public market. In any such event, the market price of our common stock could be materially and adversely affected. Furthermore, the stock market may experience significant price and volume fluctuations, which may affect the market price of our common stock for reasons unrelated to our operating performance. The market price of our common stock, which ranged from less than $8 to more than $40 during the twelve months ending June 30, 2001, may be highly volatile and may be affected by factors such as: (i) our quarterly and annual operating results; (ii) changes in general conditions in the economy, the financial markets, or the health care industry; (iii) government regulation in the health care industry; (iv) changes in other areas such as tax laws; (v) sales of substantial amounts of common stock or the perception that such sales could occur; or (vi) other developments affecting us or our competitors.

             The market price of our common stock will likely fluctuate in response to a number of factors, including the following:

•	our failure to meet the performance estimates of securities analysts;

•	changes in financial estimates of our revenues and operating results or buy/sell recommendations by securities analysts;

•	the timing of announcements by us, our competitors or other organizations regarding significant products, contracts or acquisitions or publicity regarding actual or potential results or performance thereof; and

•	general stock market conditions and other economic or external factors.

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

             There are provisions in our certificate of incorporation and bylaws which may discourage a third party from making a proposal to acquire us, even if some of our stockholders might consider the proposal to be in their best interests.  These provisions include the following:

•	our certificate of incorporation provides for three classes of directors with the term of office of one class expiring each year, commonly referred to as a “staggered board”. By preventing stockholders from voting on the election of more than one class of directors at any annual meeting of stockholders, this provision may have the effect of keeping the current members of our board of directors in control for a longer period of time than stockholders may desire; and

•	our certificate of incorporation authorizes our board of directors to issue shares of preferred stock without stockholder approval and to establish the preferences and rights of any preferred stock issued, which would allow the board to issue one or more classes or series of preferred stock that could discourage or delay a tender offer or change in control.

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

             In May 2000, the EITF reached a consensus on Issue No. 00-14, Accounting for Certain Sales Incentives, which is effective for the quarter ended December 15, 2001. EITF Issue No. 00-14 establishes accounting and reporting standards for the cost of certain sales incentives. We offer certain sales incentives that fall within the scope of EITF Issue No. 00-14, such as coupons and free products, to some of our customers. We adopted the consensus early, as permitted, which resulted in reclassifications of approximately $812,000 and $1,421,000 in the three and six months ended June 30, 2000, respectively, from selling, general and administrative expenses to net product sales.

             In June 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 addresses changes in the financial accounting and reporting for business combinations and supersedes Accounting Principles Board (APB) Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. Effective July 1, 2001, all business combinations should be accounted for using only the purchase method of accounting. We do not believe the adoption of this statement will have a material effect on our financial position, results of operations or cash flows.

             In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses changes in the financial accounting and reporting for acquired goodwill and other intangible assets with indefinite lives. Effective January 1, 2002, all existing acquired goodwill and other intangible assets with indefinite lives will no longer be amortized to expense, with early adoption required for all goodwill and other intangible assets with indefinite lives acquired subsequent to June 30, 2001. The statement also provides specific guidance for determining and measuring impairment of all goodwill and other intangible assets.  We recorded goodwill amortization of approximately $889,000 and $422,000 for the three months ended June 30, 2001 and 2000, respectively, and $1,323,000 and $874,000 for the six months ended June 30, 2001 and 2000, respectively. We have not yet made an assessment as to whether the required impairment measurements required by SFAS No. 142 will have an impact on our financial statements.

SPECIAL STATEMENT REGARDING FORWARD–LOOKING STATEMENTS

             This quarterly report contains forward–looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these statements by forward-looking words such as “may”, “will”, “expect”, “anticipate”, “believe”, “estimate”, “continue” or other words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition, or state other “forward-looking” information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including those factors described in the “Certain Factors Affecting Future Results” section of this quarterly report. Some important additional factors that could cause our actual results to differ materially from those projected in any such forward-looking statements are as follows:

•	economic factors, including inflation and fluctuations in interest rates and foreign currency exchange rates and the potential effect of such fluctuations on revenues, expenses and resulting margins;

•	competitive factors, including technological advances achieved and patents attained by competitors and generic competition;

•	domestic and foreign healthcare changes resulting in pricing pressures, including the continued consolidation among healthcare providers, trends toward managed care and healthcare cost containment and government laws and regulations relating to sales and promotion, reimbursement and pricing generally;

•	government laws and regulations, affecting domestic and foreign operations, including those relating to trade, monetary and fiscal policies, taxes, price controls, regulatory approval of new products and licensing;

•	manufacturing interruptions or delays, or capacity constraints, or lack of availability of alternative sources for components for our products, that we may experience;

•	difficulties inherent in product development, including the potential inability to successfully continue technological innovation, complete clinical trials, obtain regulatory approvals in the United States and abroad, gain and maintain market approval of products and the possibility of encountering infringement claims by competitors with respect to patent or other intellectual property rights which can preclude or delay commercialization of a product;

•	significant litigation adverse to us including product liability claims, patent infringement claims, and antitrust claims;

•	product efficacy or safety concerns resulting in product recalls or declining sales;

•	the impact of business combinations, including acquisitions and divestitures, and organizational restructuring consistent with evolving business strategies; and

•	issuance of new or revised accounting standards by the American Institute of Certified Public Accountants, the Financial Accounting Standards Board or the Securities and Exchange Commission.

The foregoing list sets forth many, but not all, of the factors that could impact upon our ability to achieve results described in any forward-looking statements. Readers should not place undue reliance on our forward-looking statements. Before you invest in our common stock, you should be aware that the occurrence of the events described in the “Certain Factors Affecting Future Results” section and elsewhere in this quarterly report could harm our business, prospects, operating results and financial condition.  We do not undertake any obligation to update any forward-looking statements as a result of future events or developments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

             The following discussion about our market risk disclosures involves forward–looking statements. Actual results could differ materially from those discussed in the forward–looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

             Interest Rate Risk

             We are exposed to market risk from changes in interest rates primarily through our investing and borrowing activities. In addition, our ability to finance future acquisition transactions may be impacted if we are not able to obtain appropriate financing at acceptable rates. Our investing strategy, to manage interest rate exposure, is to invest in short-term, highly liquid investments. Currently, our short-term investments are in money market funds with original maturities of 90 days or less. At June 30, 2001, the fair value of our short-term investments approximated market value. In February 1998, our subsidiary, IMI, entered into a $42 million credit agreement with the Chase Manhattan Bank (Chase), with the Company acting as guarantor. The Chase credit agreement consists of a $37 million term loan and a $5 million revolving line of credit. The term loan and revolving line of credit allow IMI to borrow funds at varying rates, including options to borrow at an alternate base rate plus a spread from 0.50% to 2.00% or the London Interbank Offered Rate (LIBOR) rate plus a spread from 2.00% to 3.50%. The spreads depend on IMI's ratio of senior funded debt to EBITDA. If the LIBOR rate increases one percentage point, as compared to the rate at June 30, 2001, we estimate an increase in our interest expense of approximately $145,000 in the next 12 months. If the LIBOR rate increases two percentage points, as compared to the rate at June 30, 2001, we estimate an increase in our interest expense of approximately $289,000 in the next 12 months.

             Foreign Currency Risk

             We face exposure to movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse effect on our business, financial condition and results of operation. For the three and six months ended June 30, 2001, the net impact of foreign currency changes was a (loss) gain of $(166,000) and $390,000, respectively. We do not use derivative financial instruments or other financial instruments to hedge economic exposures or for trading. Historically, our primary exposures have been related to the operations of our European subsidiaries. For example, the sales of the meters for the ONE TOUCH® FastTake® and ONE TOUCH® Ultra blood glucose monitoring systems, our lead diabetes management products, by our Scottish subsidiary to LifeScan are denominated in U.S. Dollars. In addition, the loans we received from LifeScan in June 1999 and September 2000 were denominated in British Pounds Sterling and, therefore, we are exposed to fluctuations between the British Pound Sterling and U.S. Dollar. The loans from LifeScan were fully repaid during the three months ended June 30, 2001. The Euro was introduced as a common currency for members of the European Monetary Union in 1999. We believe that in the near term the Euro will have minimal impact on our foreign exposure. We intend to hedge against fluctuations in the Euro if this exposure becomes material. At June 30, 2001, our assets related to non-dollar–denominated currencies amounted to approximately $66.7 million.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Abbott Laboratories et als v. Corbridge Group Pty Ltd and Selfcare Pty Ltd.

In November 1999, Abbott commenced a lawsuit against our Australian subsidiary, Selfcare Pty Ltd. and Corbridge, its Australian distributor, in the Federal Court of Australia. The complaint alleged that the Selfcare® Excel® ET disposable test strips (the ET Test Strips) we supplied to Corbridge infringe Australian Patent No. 572,138 (the Australian Test Strip Patent) issued to Abbott's predecessor in title on May 5, 1988 (and assigned to Abbott only a few weeks prior to commencement of the proceedings). The ET Test Strips are marketed in Australia for use with Abbott's ExacTech® brand sensor device. Abbott was seeking damages and an injunction against supply of these test strips in Australia. Abbott also sought to enjoin the defendants from the importation and supply of these blood glucose test strips in Australia during the pendency of the infringement litigation. On November 24, 2000, the court dismissed Abbott's lawsuit, but Abbott lodged an appeal and also applied to amend the Australian Test Strip Patent. The court directed that the amendment application be heard before the appeal was entertained. On May 15, 2001, Abbott abandoned the amendment application without notice. We have also counterclaimed against Abbott seeking revocation of the Australian Test Strip Patent as well as damages and injunctive relief for breaches of Australian antitrust law and misleading conduct prohibitions. On July 19, 2001, the court delivered judgment and made orders restraining Abbot from making statements that the ET Test Strips do not work with the Abbott sensor, requiring Abbott within 28 days to write all users and distributors of the sensor advising them in similar terms, revoking claim 4 and dependent claims of the Abbott patent, but upholding other claims of the Abbot patent (which the court held in November 2000 only covered needles and ‘dipping’ strips, but not blood droplet test strips). Abbott was also required to pay a large portion of our legal costs incurred in the proceedings.  Abbott has lodged an appeal against both the findings of non-infringement and the findings of partial invalidity. It has not appealed the findings of misleading conduct nor the orders for consequential corrective communications. To the extent to which the court has not found other claims of Abbott's patent invalid, we have also lodged an appeal. The appeals will not be heard until 2002 and it is unlikely that there will be any judgment before early 2003.

Becton, Dickinson and Company v. Selfcare, Inc. et. al.

On January 3, 2000, Becton, Dickinson and Company (Becton Dickinson) filed suit against us in the U.S. District Court for the District of Delaware (Case No: 00-001) alleging that certain pregnancy and ovulation test kits we sold infringe U.S. Patent Nos. 4,703,017 and 5,591,645. We were served with Becton Dickinson’s complaint in April 2000 and filed our answer on May 30, 2000. Becton Dickinson has since lost its rights to U.S. Patent No. 5,591,645 and is no longer asserting claims for infringement of that patent. The case will now go forward to trial. While a final ruling against us could have a material adverse impact on our sales, operations or financial performance, we believe that we have strong defenses and intend to defend this litigation vigorously.

Inverness Medical Technology, Inc. v. NOVA Biomedical Corporation

In August 2000, we brought a claim before the American Arbitration Association in Boston, Massachusetts, against NOVA Biomedical Corp. asserting overcharges by NOVA under a June 1996 Manufacturing Agreement and seeking damages of approximately $10,000,000. NOVA has denied the allegations and asserted a cross-claim against us for fixed fee payments that NOVA alleges we owe under a November 1999 amendment to the June 1996 Manufacturing Agreement. NOVA seeks recovery of fixed fee payments of over $400,000 a month between August 2000 and December 2001 plus multiple damages and attorneys fees. The case is currently pending before the American Arbitration Association in Boston and discovery is currently in process. We do not believe that a final ruling against us could have a material adverse impact on our sales, operations or financial performance.

Bruce Katz v. Ernest Carabillo, Jr., et al

On or about May 23, 2001, Bruce Katz, one of our stockholders, filed a complaint against our directors and us in the Court of Chancery, New Castle County, Delaware. The complaint alleges that our recently announced split-off and merger transaction with Johnson & Johnson (J&J), in which J&J is to acquire our diabetes care products business in a stock transaction, is unfair to our stockholders. Specifically, the complaint alleges that our directors did not engage in a sales process that would have yielded the highest price for our diabetes care business, that the exchange value agreed upon does not reflect the value of the diabetes care business, and that the split-off and merger agreement should, but does not, include a “collar” or other price protection mechanism. The complaint also alleges that our directors entered into the split-off and merger agreement in breach of their fiduciary duties to the plaintiff and our stockholders. The complaint seeks an unspecified amount of damages and also seeks to enjoin us from completing the transaction “without adequate safeguards”. Although the complaint is styled as a class action complaint, no class has been certified at this time. We believe that the case is without merit and are defending the case vigorously by, among other things, asking the court to dismiss the complaint.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             The annual meeting of stockholders of our Company was held on May 21, 2001. The following items were submitted to a vote of securities holders at the annual meeting:

(I)	Carol R. Goldberg and Ernest A. Carabillo, Jr. were elected as Class II directors of our Company. The other directors whose terms of office continued after the meeting were: John F. Levy, Peter Townsend, Willard L. Umphrey and Ron Zwanziger.

(II)	The proposal to increase the number of shares of stock that our Company is authorized to issue from 45,000,000 shares (40,000,000 shares of common stock and 5,000,000 shares of preferred stock) to 75,000,000 shares (70,000,000 shares of common stock and 5,000,000 shares of preferred stock) was approved.

(III)	The proposal to increase the number of shares available for issuance under the Inverness Medical Technology, Inc. 2000 Stock Option and Grant Plan (the 2000 Stock Option Plan) from 750,000 shares to 1,250,000 shares was authorized and approved.

             The following table summarizes the votes for or against and the number of abstentions and broker non-votes with regard to each matter voted upon:

Class: Common Shares

Matter	For	Against	Abstentions	Broker Non-Votes

Election of:
Mrs. Goldberg	22,708,903	0	123,826	0
Mr. Carabillo	22,717,331	0	115,398	0

Approval of Increase in Number of Authorized Shares Available for Issuance	16,566,606	366,760	235,663	5,663,700

Approval of Increase in Shares under the 2000 Stock Option Plan	19,765,620	2,802,879	246,709	17,521

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.          Exhibits:

Exhibit Number	Title

2.1	Agreement and Plan of Split-Off and Merger, dated as of May 23, 2001, by and among Johnson & Johnson, Sunrise Acquisition Corp. and Inverness Medical Technology, Inc. (incorporated by reference to Exhibit 99.2 to the Company’s current report on Form 8-K filed on June 18, 2001)
2.2	Stock Option Agreement, dated as of May 23, 2001, by and between Johnson & Johnson and Inverness Medical Technology, Inc. (incorporated by reference to Exhibit 99.3 to the Company’s current report on Form 8-K filed on June 18, 2001)

b.          Reports on Form 8-K:

             We filed an amended current report on Form 8-K/A on April 9, 2001 in connection with the consummation of our acquisition of Integ.

             We filed a current report on Form 8-K on April 12, 2001 and an amended current report on Form 8-K/A thereto on June 11, 2001 in connection with the consummation of our acquisition of LXN.

             We filed a current report on Form 8-K on June 18, 2001 in connection with our Agreement and Plan of Split-Off and Merger with J&J.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVERNESS MEDICAL TECHNOLOGY, INC.

Date: August 14, 2001	/s/ Duane L. James

Duane L. James
Vice President of Finance and an authorized officer