Form 10-Q/A
period 2001-03-31
INVERNESS MEDICAL TECHNOLOGY INC/DE
filed 2001-10-18
CIK 915901

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A


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

                                   FORM 10-Q/A

                  For the Quarterly Period Ended March 31, 2001

This quarterly report on Form 10-Q/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. There are a number of important factors that could cause actual results of Inverness Medical Technology, Inc. and its subsidiaries to differ materially from those indicated by such forward-looking statements. These factors include, but are not limited to, a change in our relationship with LifeScan, Inc. (LifeScan), a subsidiary of Johnson & Johnson, whom we depend upon to distribute certain of our existing products, manufacturing problems or delays and the risk that we may be unable to expand production capacity to meet projected demand, the risks of product defects and failure to meet strict regulatory requirements both in the United States and Europe, uncertainty that newly introduced products will gain market acceptance, including the ONE TOUCH(R) Ultra electrochemical blood glucose monitoring system marketed, sold and distributed by LifeScan, intense competition, which could reduce our market share or limit our ability to increase market share, and other risk factors. Readers should carefully review the factors discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting Future Results" beginning on page 14 in this quarterly report on Form 10-Q/A and in our 2000 Annual Report to Shareholders, portions of which were filed as an exhibit to our annual report on Form 10-K for the year ended December 31, 2000, and in our periodic filings with the Securities and Exchange Commission made under the Securities Exchange Act of 1934, as amended, including current reports on Form 8-K, and should not place undue reliance on our forward-looking statements. These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes. Unless the context requires otherwise, references in this quarterly report on Form 10-Q/A to "we", "us", and "our" refer to Inverness Medical Technology, Inc. and its subsidiaries.

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

The technology was categorized as either (i) completed or (ii) under development. The completed technology was valued using a form of income approach known as the relief-from-royalty method. The completed technology was classified as an intangible asset. The technology under development was valued using the income approach method whereby projected future cash flows are discounted to value the technology. The value of the technology acquired is the sum of the present values of projected debt-free net income, in excess of returns on requisite assets over the life of the technology. The forecasted revenues were evaluated in light of market conditions, competing technologies and known or likely development efforts by competitors. A risk-adjusted discount rate was then applied. The technology under development, which did not have any future alternative use, has been expensed as in-process research and development.

The acquisition of Integ combines Integ's interstitial fluid (ISF) knowledge and technology with the Company's established measurement technology, advanced manufacturing, and distribution capabilities. ISF collection and integration technologies has been successfully developed and shown to work with infrared, electrochemical and colorimetric measurement systems. In some cases, multiple implementations have been demonstrated. The Company believes that many of the complex technical issues have been resolved. However, the technology does not have FDA approval. Therefore, the risk of not achieving commercialization is not only one of development but also a regulatory challenge. The technology to be developed is the integration of ISF collection technology into a commercial measuring device. The work of a full project, which includes demonstrating feasibility, defining the project, design, development, verification and clinical testing, and regulatory submission and approval will all need to be completed prior to launch. As these hurdles are crossed, new complexities are likely to arise. The Company anticipates that this project will take two to three years to develop. The Company estimates that it will cost approximately $25.8 million to complete the project. Based on time and cost, the Company estimates the project was approximately 60% complete at the appraisal date. An estimated royalty rate of 5% was applied to projected revenues to calculate pretax royalty savings attributed to completed technology. A 40% tax rate was used and then a risk-adjusted discount rate of 31% was applied.

At the time of the acquisition, LXN's research and development staff was seeking to understand the factors that affect the efficacy of the product over its lifetime. In particular, they want to identify which factors, such as acids, can interfere with the test. Based on these findings, researchers can change the formulation of the product to improve the precision of the test. The Company's projections assume that revenues come from the three existing product lines. The projections do not assume development of new products that will contribute significantly to future revenues. An estimated royalty rate of 10% was applied to projected revenues to calculate pretax royalty savings attributed to completed technology. The value of in-process research and development was calculated based on the following assumptions:
(i) the benefit of the research effort will be apparent in improved inventory turns, (ii) a risk-adjusted discount rate of 22%, and (iii) the development effort was 18% complete at the appraisal date. The Company estimates that it will cost approximately $1.0 million to complete the project.

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

      The acquisitions of both Integ and LXN were accounted for as purchases under Accounting Principles Board Opinion No. 16, Business Combinations. Accordingly, the results of Integ and LXN have been included in the accompanying consolidated financial statements since the respective dates of acquisition as part of our diabetes segment. We are amortizing the portion of the purchase prices allocated to patents and other intangible assets on a straight-line basis over lives ranging from 3 to 10 years. In addition, the portion of the purchase prices allocated to in-process research and development projects that had not reached technological feasibility and did not have a future alternative use was charged to expense. The amounts allocated to in-process research and development projects represent the estimated fair value related to these projects determined by an independent appraisal. Proven valuation procedures and techniques were used in determining the fair market value of each intangible asset. To bring these projects to technological feasibility, high-risk development and testing issues will need to be resolved that will require substantial additional effort and testing. See Note 7 of Notes to Consolidated Financial Statements.

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



                                         INVERNESS MEDICAL TECHNOLOGY, INC.


Date: September 24, 2001                 /s/ DUANE L. JAMES
                                         ---------------------------------------
                                         Duane L. James
                                         Vice President of Finance and
                                         an authorized officer