Form 10-Q/A
period 2001-03-31
INVERNESS MEDICAL TECHNOLOGY INC/DE
filed 2001-10-18
CIK 915901

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 Amendment No. 2

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

THIS AMENDMENT NO. 2 IS BEING FILED SOLELY FOR THE PURPOSE OF CORRECTING AN INADVERTENT ERROR IN THE DATE INCLUDED ON THE SIGNATURE PAGE OF THE FORM 10Q/A FILED ON OCTOBER 18, 2001.

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



                                         INVERNESS MEDICAL TECHNOLOGY, INC.


Date: October 18, 2001                   /s/ DUANE L. JAMES
                                         ---------------------------------------
                                         Duane L. James
                                         Vice President of Finance and
                                         an authorized officer