Form 10-Q
period 2001-09-30
INVERNESS MEDICAL TECHNOLOGY INC/DE
filed 2001-11-14
CIK 915901

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒             Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

OR

☐            Transition Report Pursuant to Section 13 or 15(d) of the SecuritiesExchange Act of 1934

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

Yes  ☒   No  ☐

 The number of shares outstanding of the registrant's Common Stock as of November 9, 2001 was 32,629,243

Transitional Small Business Disclosure Format (check one):

Yes  ☐   No ☒

INVERNESS MEDICAL TECHNOLOGY, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2001

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

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item	1.	Consolidated Financial Statements (unaudited):

	a)	Consolidated Statements of Operations for the three and nine months ended September 30, 2001 and 2000

	b)	Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000

	c)	Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2000

	d)	Notes to Consolidated Financial Statements

Item	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item	3.	Quantitative and Qualitative Disclosures about Market Risk

PART II. OTHER INFORMATION

Item	1.	Legal Proceedings

Item	6.	Exhibits and Reports on Form 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INVERNESS MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000

Net product sales	$61,955,583	$42,042,751	$173,620,962	$118,925,851

Cost of sales	41,983,819	25,160,358	118,438,713	70,595,222

Gross profit	19,971,764	16,882,393	55,182,249	48,330,629

Operating Expenses:
Research and development	5,888,929	3,290,551	16,153,198	9,478,396
Charge for in-process research and development	--	--	56,123,000	--
Selling, general and administrative	12,280,592	8,911,271	32,242,590	26,518,347

Total operating expenses	18,169,521	12,201,822	104,518,788	35,996,743

Operating income (loss)	1,802,243	4,680,571	(49,336,539)	12,333,886

Interest expense, including amortization of original issue discount in the three and nine months ended September 30, 2000	(288,903)	(1,629,643)	(1,743,485)	(5,898,187)
Interest and other income	73,714	222,380	1,715,257	2,422,876

Income (loss) before dividends and accretion on mandatorily redeemable preferred stock of a subsidiary	1,587,054	3,273,308	(49,364,767)	8,858,575

Dividends and accretion on mandatorily redeemable preferred stock of a subsidiary	(46,791)	(47,651)	(140,159)	(383,314)

Income (loss) before extraordinary loss and income taxes	1,540,263	3,225,657	(49,504,926)	8,475,261

Extraordinary loss on modification of notes payable	--	--	--	(799,729)

Income (loss) before income taxes	1,540,263	3,225,657	(49,504,926)	7,675,532

Provision for income taxes	1,014,748	147,355	2,445,265	434,761

Net income (loss)	$525,515	$3,078,302	$(51,950,191)	$7,240,771

Net income (loss) per common share – basic	$0.02	$0.12	$(1.65)	$0.30
Net income (loss) per common share – diluted	$0.01	$0.11	$(1.65)	$0.26

Weighted average shares – basic	32,277,850	24,957,114	31,554,955	22,618,417
Weighted average shares – diluted	36,712,020	28,904,142	31,554,955	27,346,752

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2001	2000
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$19,568,839	$82,271,911
Accounts receivable, net of reserves of $5,807,000 in 2001 and $2,802,000 in 2000	34,921,240	30,967,763
Inventories (Note 3)	33,001,030	14,968,566
Prepaid expenses and other current assets	5,086,233	857,281
Total current assets	92,577,342	129,065,521

Property, plant and equipment, net	32,397,879	13,795,109
Goodwill, trademarks and other intangible assets, net	107,060,286	69,330,005
Deferred financing costs and other assets, net	4,349,320	1,112,826
	$236,384,827	$213,303,461

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of notes payable	$8,620,332	$35,346,087
Accounts payable	32,254,665	20,751,341
Accrued expenses and other current liabilities	19,541,005	17,369,324
Current portion of capital lease obligations	649,618	--
Total current liabilities	61,065,620	73,466,752

LONG-TERM LIABILITIES:
Other long-term liabilities	413,244	357,508
Notes payable, net of current portion	8,933,711	13,720,156
Capital lease obligations, net of current portion	2,205,844	--
Total long-term liabilities	11,552,799	14,077,664

Commitments and contingencies

Mandatorily redeemable preferred stock of a subsidiary	4,514,781	4,374,622

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value:
Authorized – 70,000,000 shares at September 30, 2001 and 40,000,000 at December 31, 2000
Issued – 33,264,727 shares at September 30, 2001 and 29,882,254 shares at December 31, 2000	33,265	29,882
Additional paid-in capital	305,750,678	214,918,074
Less – Treasury stock, at cost, 743,678 shares	(3,724,900)	(3,724,900)
Accumulated deficit	(141,889,651)	(89,939,460)
Accumulated other comprehensive (loss) income	(917,765)	100,827
Total stockholders' equity	159,251,627	121,384,423
	$236,384,827	$213,303,461

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(51,950,191)	$7,240,771
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Dividends and accretion on preferred stock of a subsidiary	140,159	383,314
Noncash interest expense related to amortization of original issue discount	--	387,409
Write-off of in-process research and development expense	56,123,000	--
Noncash portion of extraordinary loss on modification of notes payable	--	485,485
Noncash compensation expense related to issuance of common stock options	52,760	429,430
Gain on sale of investment in Theratase plc	--	(1,757,229)
Amortization of deferred revenue	(311,571)	(244,544)
Depreciation and amortization	8,699,426	4,470,382
Other noncash expense	42,816	--
Changes in assets and liabilities:
Accounts receivable	(8,346,861)	(9,870,662)
Inventories	(16,491,949)	(1,585,867)
Prepaid expenses and other current assets	(3,678,418)	200,381
Accounts payable	10,105,380	(963,950)
Deferred revenue	343,587	541,644
Accrued expenses and other current liabilities	222,465	6,101,040
Net cash (used in) provided by operating activities	(5,049,397)	5,817,604

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(16,957,078)	(5,103,294)
Contingent payments to former Can-Am Care Corporation shareholders	(2,000,000)	--
Cash paid to acquire Integ Incorporated, net of cash received	(5,695,418)	--
Cash paid to acquire LXN Corporation, net of cash received	(7,240,109)	--
Cash received from sale of investment in Theratase plc	--	3,328,464
Increase in other assets	(3,256,587)	(9,200)
Net cash used in investing activities	(35,149,192)	(1,784,030)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	6,751,301	2,427,964
Proceeds from borrowings under notes payable	52,000	6,820,781
Repayments of notes payable	(27,956,711)	(10,967,954)
Cash paid for deferred financing cost	(47,524)	(571,924)
Net cash used in financing activities	(21,200,934)	(2,291,133)

Foreign exchange effect on cash and cash equivalents	(1,303,549)	(836,187)
Net (decrease) increase in cash and cash equivalents	(62,703,072)	906,254
Cash and cash equivalents, beginning of year	82,271,911	5,233,594

Cash and cash equivalents, end of period	$19,568,839	$6,139,848

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$2,316,705	$5,218,022
Income taxes paid	$1,704,152	$573,551

Fixed assets acquired under capital leases	$3,033,254	$--

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

(2) Cash and Cash Equivalents

The Company considers all highly liquid cash investments with maturities of three months or less at the date of acquisition to be cash equivalents. At September 30, 2001, the Company's cash equivalents consisted of money market funds.

(3) Inventories

Inventories are comprised of the following:

	September 30, 2001	December 31, 2000

Raw materials	$6,854,610	$3,910,135
Work-in-process	4,857,767	1,797,644
Finished goods	21,288,653	9,260,787
	$33,001,030	$14,968,566

(4) Nonrecurring and Noncash Expenses

For the nine months ended September 30, 2001, the Company recognized $55,600,000 and $523,000 in charges for in-process research and development expense in connection with its acquisitions of Integ Incorporated (Integ) and LXN Corporation (LXN), respectively (see Note 7).

For the nine months ended September 30, 2000, the Company recognized a $800,000 extraordinary loss, of which $485,000 was noncash, related to the refinancing of its then existing subordinated revenue royalty notes. Also, for the nine months ended September 30, 2000, the Company recognized $287,000 of noncash interest expense which represented the amortization of the original issue discount and the issuance of warrants related to its then outstanding subordinated promissory notes.

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

(7) Acquisitions

On January 23, 2001, the Company acquired Integ, a publicly-traded development stage company, by merging a wholly-owned subsidiary with and into Integ. Integ, which was incorporated in 1990 and is headquartered in Minnesota, has developed a proprietary sampling technology to extract interstitial fluid from the top layers of the skin. The aggregate purchase price of approximately $70,755,000 consisted of 1,735,721 shares of the Company’s common stock with a fair value of $54,870,000, options and warrants to purchase an aggregate of 368,623 shares of the Company’s common stock with an aggregate fair value of $8,141,000, $5,109,000 in cash for the redemption of shares of Integ’s preferred stock, $959,000 in aggregate costs to exit certain activities of Integ and $1,676,000 in direct acquisition costs. The aggregate exit costs of $959,000 consisted of $776,000 pertaining to severance and outplacement obligations, all of which was paid as of September 30, 2001, and $183,000 representing the total remaining obligation of a noncancelable service contract with a former Integ director who no longer performs services for the Company subsequent to the consummation of this transaction. Immediately after the acquisition, the Company reorganized the activities of Integ to conduct only certain research and development projects in the diabetes product line under the supervision of the Company’s corporate management. As a result, most of Integ’s executive management team and administrative personnel were involuntarily terminated.

On March 28, 2001, the Company acquired LXN, a privately-held company. LXN was incorporated in 1993 and has developed and is commercializing fructosamine monitoring technology for people with diabetes. The aggregate purchase price of approximately $28,984,000 consisted of $6,133,000 in cash advanced to LXN to fund LXN’s pre-merger cash requirements, 795,069 shares of the Company’s common stock with a fair value of $19,495,000, an option to purchase up to 83,333 shares of the Company’s common stock with a fair value of $1,483,000, $384,000 in costs to exit certain activities of LXN and $1,489,000 in direct acquisition costs. The $384,000 in exit costs represents severance obligations incurred in connection with the merger, which will be paid prior to the end of 2001. Of the Company’s common stock issued as part of the purchase price of LXN, 159,022 shares are held in escrow, of which 50% will be released on or around March 28, 2002 and 50% will be released on or around March 28, 2003 unless claims for certain indemnification arise as defined in the merger agreement which was filed as an exhibit to the current report on Form 8-K filed on April 12, 2001.

The aggregate purchase prices of Integ and LXN were allocated to the acquired assets and assumed liabilities from the respective companies acquired as follows:

	Integ	LXN
Cash	$1,630,000	$766,000
Other current assets	172,000	2,142,000
Goodwill, patents and other intangible assets	14,868,000	26,822,000
In-process research and development	55,600,000	523,000
Other non-current assets	185,000	1,340,000
Liabilities assumed	(1,700,000)	(2,609,000)
	$70,755,000	$28,984,000

The acquisitions of both Integ and LXN were accounted for as purchases under Accounting Principles Board (APB) Opinion No. 16, Business Combinations. Accordingly, the results of Integ and LXN have been included in the accompanying consolidated financial statements since the respective dates of acquisition as part of the Company’s diabetes segment. The Company is amortizing the portion of the purchase prices allocated to patents and other intangible assets on a straight-line basis over lives ranging from 3 to 10 years. In addition, the portion of the purchase prices allocated to in-process research and development projects that had not reached technological feasibility and did not have a future alternative use was charged to expense. The amounts allocated to in-process research and development projects represent the estimated fair value related to these projects determined by independent appraisals. Proven valuation procedures and techniques were used in determining the fair market value of each intangible asset. To bring these projects to technological feasibility, high-risk development and testing issues will need to be resolved that will require substantial additional effort and testing.

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

The acquisition of Integ combines Integ’s interstitial fluid (ISF) knowledge and technology with the Company’s established measurement technology, advanced manufacturing, and distribution capabilities. ISF collection and integration technologies has been successfully developed and shown to work with infrared, electrochemical and colorimetric measurement systems. In some cases, multiple implementations have been demonstrated. The Company believes that many of the complex technical issues have been resolved. However, the technology does not have FDA approval. Therefore, the risk of not achieving commercialization is not only one of development but also a regulatory challenge. The technology to be developed involves the integration of ISF collection technology into a commercial measuring device. The work of a full project, which includes demonstrating feasibility, defining the project, design, development, verification and clinical testing, and regulatory submission and approval will all need to be completed prior to launch. As these hurdles are crossed, new complexities are likely to arise. The Company anticipates that this project will take two to three years to develop. As of September 30, 2001, the Company estimates that it will cost approximately $25.4 million to complete the project. Based on time and cost, the Company estimates the project was approximately 60% complete at the appraisal date and 63% as of September 30, 2001.  An estimated royalty rate of 5% was applied to projected revenues to calculate pretax royalty savings attributed to completed technology. A 40% tax rate was used and then a risk-adjusted discount rate of 31% was applied.

At the time of the acquisition, LXN’s research and development staff was seeking to understand the factors that affect the efficacy of its product, that measures overall glucose control, over its lifetime. In particular, they wanted to identify which factors, such as acids, can interfere with the test. Based on these findings, researchers can change the formulation of the product to improve the precision of the test. The Company’s projections assume that revenues come from the three existing product lines. The projections do not assume development of new products that will contribute significantly to future revenues. An estimated royalty rate of 10% was applied to projected revenues to calculate pretax royalty savings attributed to completed technology. The value of in-process research and development was calculated based on the following assumptions: (i) the benefit of the research effort will be apparent in improved inventory turns, (ii) a risk-adjusted discount rate of 22%, and (iii) the development effort was 18% complete at the appraisal date. As of September 30, 2001, the Company estimates that it will cost approximately $1.0 million to complete the project and that the project remains 18% complete.

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

	2000	1999
	(unaudited)
Pro forma net product sales	$174,868,000	$127,978,000
Pro forma loss before extraordinary loss and taxes	(8,069,000)	(29,553,000)
Pro forma net loss	(10,599,000)	(30,104,000)
Pro forma basic and diluted loss before extraordinary loss per common and potential common share	$(0.33)	$(1.63)
Extraordinary loss per common and potential common share	(0.09)	(0.01)
Pro forma basic and diluted net loss per common and potential common share	$(0.42)	$(1.64)
Pro forma basic and diluted weighted average common and potential common shares outstanding	26,327,000	19,515,000

(8) Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Numerator:
Net income (loss)	$525,515	$3,078,302	$(51,950,191)	$7,240,771
Premium on Series B convertible preferred stock	--	--	--	(196,827)
Dividends on Series C, D and E convertible preferred stock	--	--	--	(176,756)
Numerator for basic earnings (loss) per share – income (loss) available to common shareholders	525,515	3,078,302	(51,950,191)	6,867,188
Effect of dilutive securities:
Dividends on Series C, D and E convertible preferred stock	--		--	176,756
Numerator for diluted earnings (loss) per share – income (loss) available to common shareholders after assuming conversion	$525,515	$3,078,302	$(51,950,191)	$7,043,944
Denominator:
Denominator for basic earnings (loss) per share – weighted average shares	32,277,850	24,957,114	31,554,955	22,618,417
Effect of dilutive securities:
Employee stock options	3,758,948	3,542,784	--	2,597,744
Warrants	516,200	404,244	--	282,636
Common stock in escrow	159,022	--	--	--
Series C, D and E convertible preferred stock	--	--	--	1,847,955
Dilutive potential common shares	4,434,170	3,947,028	--	4,728,335
Denominator for diluted earnings (loss) per share – adjusted weighted-average shares and assumed conversions	36,712,020	28,904,142	31,554,955	27,346,752

Basic earnings (loss) per share	$0.02	$0.12	$(1.65)	$0.30

Diluted earnings (loss) per share	$0.01	$0.11	$(1.65)	$0.26

Options and warrants to purchase an aggregate of 42,751 shares of the Company’s common stock at exercise prices ranging from $43.71 to $60.40 per share were outstanding during the three months ended September 30, 2001, but were not included in the computation of diluted earnings per share because the exercise prices of these options and warrants were greater than the average market price of the Company’s common stock during the three-month period ended September 30, 2001, and therefore the effect would have been antidilutive. In addition, 159,022 shares of common stock held in escrow in connection with the LXN acquisition (see Note 7) were not included in the computation of basic income per share for the three months ended September 30, 2001.

Options and warrants to purchase an aggregate of 5,626,747 shares of the Company’s common stock at exercise prices ranging from $1.15 to $60.40 per share were outstanding during the nine months ended September 30, 2001, but were not included in the computation of diluted loss per share because the effect of the inclusion of such potential common stock would have been antidilutive.

Options and warrants to purchase an aggregate of 29,822 and 500,790 shares of the Company’s common stock at exercise prices ranging from $15.383 to $18.500 and $9.938 to $18.500 per share were outstanding during the three and nine months ended September 30, 2000, respectively, but were not included in the computation of diluted earnings per share because the exercise prices of the options and warrants were greater than the average market price of the common stock in the respective periods, and therefore the effect would have been antidilutive.

During the nine months ended September 30, 2000, the Company had Series B convertible preferred stock (the Series B Preferred Stock) outstanding that could have resulted in 332,017 shares of the Company’s common stock, assuming conversion at the beginning of the period according to Statement of Financial Accounting Standard (SFAS) No. 128, Earnings Per Share. However, the Series B Preferred Stock was not included in the computation of diluted earnings per share because the effect of the inclusion of such potential common stock and the related dividends of $196,827 would have been antidilutive.

(9) Comprehensive Income (Loss)

The Company’s only item of comprehensive income (loss) relates to foreign currency translation adjustments. Comprehensive income (loss) for the three months ended September 30, 2001 and 2000 was approximately $1,769,000 and $489,000 more than reported net income, respectively, and for the nine months ended September 30, 2001 and 2000 approximately $1,019,000 and $1,176,000 less than reported net (loss) income, respectively, due to foreign currency translation adjustments.

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

The Company evaluates performance based on earnings before interest expense, taxes, depreciation and amortization (EBITDA).  Segment information for the three and nine months ended September 30, 2001 and 2000, respectively, is as follows:

		Women's	Clinical	Corporate and
	Diabetes	Health	Diagnostics	Other	Total
Three Months Ended September 30, 2001
Net product sales from external customers	$50,296,921	$9,129,662	$2,529,000	$--	$61,955,583
EBITDA	$4,694,591	$1,030,786	$231,000	$(719,275)	$5,237,102

Nine Months Ended September 30, 2001
Net product sales from external customers	$138,102,434	$27,732,528	$7,786,000	$--	$173,620,962
EBITDA	$12,716,875	$5,677,104	$604,000	$(2,055,646)	$16,942,333
Assets	$114,973,319	$45,870,422	$5,767,000	$69,774,086	$236,384,827

At December 31, 2000
Assets	$72,020,440	$45,513,400	$6,423,591	$89,346,030	$213,303,461

Three Months Ended September 30, 2000
Net product sales from external customers	$29,406,700	$10,002,224	$2,543,000	$90,827	$42,042,751
EBITDA	$5,334,555	$2,299,419	$130,000	$(1,427,048)	$6,336,926

Nine Months Ended September 30, 2000
Net product sales from external customers	$79,781,718	$31,122,174	$7,775,000	$246,959	$118,925,851
EBITDA	$13,299,802	$8,119,838	$548,000	$(4,312,840)	$17,654,800

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation of EBITDA to Net Income (Loss)	2001	2000	2001	2000

EBITDA	$5,237,102	$6,336,926	$16,942,333	$17,654,800
Depreciation and amortization expense	(3,474,267)	(1,416,902)	(8,699,426)	(4,470,382)
Amortization of deferred revenue	113,122	89,272	311,571	244,544
Interest expense	(288,903)	(1,629,643)	(1,743,485)	(5,898,187)
Income taxes	(1,014,748)	(147,355)	(2,445,265)	(434,761)
Other noncash or non-recurring items	(46,791)	(153,996)	(56,315,919)	144,757
Net income (loss)	$525,515	$3,078,302	$(51,950,191)	$7,240,771

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

In May 2000, the EITF reached a consensus on Issue No. 00-14, Accounting for Certain Sales Incentives, which is effective for the quarter ended December 15, 2001. EITF Issue No. 00-14 establishes accounting and reporting standards for the cost of certain sales incentives. The Company offers certain sales incentives that fall within the scope of EITF Issue No. 00-14, such as coupons and free products, to some of its customers. The Company adopted this consensus early, as permitted, which resulted in reclassifications of approximately $971,000 and $2,392,000 in the three and nine months ended September 30, 2000, respectively, from selling, general and administrative expenses to net product sales.

In June 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 addresses changes in the financial accounting and reporting for business combinations and supersedes APB Opinion No. 16 and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. Effective July 1, 2001, all business combinations should be accounted for using only the purchase method of accounting. The Company does not believe the adoption of this statement will have a material effect on its financial position, results of operations or cash flows.

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses changes in the financial accounting and reporting for acquired goodwill and other intangible assets with indefinite lives. Effective January 1, 2002, all existing acquired goodwill and other intangible assets with indefinite lives will no longer be amortized to expense, with early adoption required for all goodwill and other intangible assets with indefinite lives acquired subsequent to June 30, 2001. The statement also provides specific guidance for determining and measuring impairment of all goodwill and other intangible assets.  The Company recorded goodwill amortization of approximately $889,000 and $425,000 for the three months ended September 30, 2001 and 2000, respectively, and $2,212,000 and $1,299,000 for the nine months ended September 30, 2001 and 2000, respectively. The Company has not yet made an assessment as to whether the required impairment measurements required by SFAS No. 142 will have an impact on its financial statements.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This statement does not apply to obligations that arise solely from a plan to dispose of a long-lived asset. This statement shall be effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of this statement to have a material impact on its financial position, results of operations or cash flows.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement requires that a long-lived asset to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spinoff be considered held and used until it is disposed of. The changes in this statement require that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged. The provisions of this statement generally are to be applied prospectively. The Company does not expect the adoption of this statement to have a material impact on its financial position, results of operations or cash flows.

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

(13) Non-Binding Term Sheet with IVC Industries, Inc.

On September 21, 2001, Innovations entered into a non-binding letter of intent with IVC Industries, Inc. (IVC) to acquire all of the outstanding common stock of IVC. IVC is a manufacturer and distributor of vitamins and nutritional supplements. In accordance with the letter of intent, each stockholder of IVC may receive cash, common stock or a combination of cash and common stock, valued at $2.50 per share for each share of IVC common stock. The total aggregate value of the acquisition, excluding assumed debt of IVC as of April 30, 2001 of approximately $24.6 million, would be approximately $5.25 million, based upon IVC’s 2.1 million shares outstanding. The acquisition is subject to a number of conditions, including negotiation of a definitive acquisition agreement, approval by Innovations’ and IVC’s boards of directors, modification of loan agreements with IVC’s principal lender, the continuation of certain key customer and supplier relationships, satisfactory due diligence and completion of the Split-off and Merger with J&J discussed in Note 12 above. As a result of these factors and the fact that the letter of intent is non-binding, management does not believe that the consummation of this transaction is at this time probable. The Company cannot assure you that Innovations will be able to reach a definitive agreement with IVC or that it will complete the acquisition of IVC on the terms described in the letter of intent.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We develop, manufacture and market innovative products focused primarily on diabetes self-management. Our principal products are advanced electrochemical blood glucose monitoring systems that are used by people with diabetes to determine their glucose levels in order to manage their disease. Our systems are accurate, small, fast and easy to use. They utilize our proprietary biosensor test strips, which quickly draw blood into the strip, require only a small sample and provide users with the option of sampling from the forearm, thus avoiding the need for finger sticking. In August 2000, we received FDA clearance for our second-generation electrochemical system, of which we began shipments in the fourth quarter of 2000. This system utilizes our latest proprietary test strip with a reduced blood sample requirement of just one microliter, and features the fastest test time of any commercially available system at five seconds, providing enhanced convenience and comfort. We use our diabetes expertise to design and manufacture low-cost alternative test strips for use in glucose meters made by other manufacturers. We also market a full family of ancillary diabetes supplies such as syringes, lancets, glucose tablets, and specialty skin creams. In addition to our diabetes products, we sell women’s health products and, to a lesser extent, clinical diagnostics products. Our women’s health products include home pregnancy detection tests, ovulation prediction tests and a line of nutritional supplements.

We have a global distribution agreement with LifeScan, Inc. (LifeScan), a subsidiary of Johnson & Johnson (J&J), with respect to our electrochemical blood glucose monitoring systems, which LifeScan markets as the ONE TOUCH®FastTake® and ONE TOUCH® Ultra systems (see discussion below for additional information on our relationship with J&J). LifeScan, a leader in the blood glucose monitoring market, has publicly announced its intention to shift its focus from its older photometric-based systems to electrochemical systems. Currently, we are the only supplier of such systems to LifeScan. Accordingly, we anticipate a significant increase in unit sales of our meters and test strips and we are continuing to increase capacity in order to meet anticipated demand. We market our other products to consumers through our own established retail distribution networks, including Wal-Mart, CVS and Walgreens.

RECENT DEVELOPMENTS

Acquisition of Integ Incorporated

On January 23, 2001, we acquired Integ Incorporated (Integ), a publicly-traded development stage company. Integ, which was incorporated in 1990 and is headquartered in Minnesota, has developed a proprietary sampling technology which extracts interstitial fluid from the top layers of the skin. The aggregate purchase price of approximately $70,755,000 consisted of 1,735,721 shares of our common stock with a fair value of $54,870,000, options and warrants to purchase an aggregate of 368,623 shares of our common stock with an aggregate fair value of $8,141,000, $5,109,000 in cash for the redemption of shares of Integ’s preferred stock, $959,000 in aggregate costs to exit certain activities of Integ and $1,676,000 in direct acquisition costs. The aggregate exit costs of $959,000 consisted of $776,000 pertaining to severance and outplacement obligations, all of which was paid as of September 30, 2001, and $183,000 representing the total remaining obligation of a noncancelable service contract with a former Integ director who no longer performs services for us subsequent to the consummation of this transaction. Immediately after the acquisition, we reorganized the activities of Integ to conduct only certain research and development projects in the diabetes product line under the supervision of our corporate management. As a result, most of Integ’s executive management team and administrative personnel were involuntarily terminated.

Acquisition of LXN Corporation

On March 28, 2001, we acquired LXN Corporation (LXN), a privately-held company. LXN, which was incorporated in 1993 and is headquartered in California, has developed and is commercializing fructosamine monitoring technology for people with diabetes. The aggregate purchase price of approximately $28,984,000 consisted of $6,133,000 in cash advanced to LXN to fund LXN’s pre-merger cash requirements, 795,069 shares of our common stock with a fair value of $19,495,000, an option to purchase up to 83,333 shares of our common stock with a fair value of $1,483,000, $384,000 in costs to exit certain activities of LXN and $1,489,000 in direct acquisition costs. The $384,000 in exit costs represents severance obligations incurred in connection with the merger, which will be paid prior to the end of the year 2001.

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

Pending Split-off and Merger with Johnson & Johnson

On May 23, 2001, we signed an agreement and plan of split-off and merger (the Merger Agreement) with Johnson & Johnson (J&J), a New Jersey corporation, and Sunrise Acquisition Corp. (the Merger Sub), a Delaware corporation and a wholly-owned subsidiary of J&J. Pursuant to the terms of the Merger Agreement and related agreements, J&J will acquire our diabetes care products business and we will restructure our operations so that our current women’s health and clinical diagnostics businesses are held in our separate wholly-owned subsidiary, Inverness Medical Innovations, Inc. (Innovations). Then, at the effective time of the merger, (i) our shareholders will receive a distribution of shares of Innovations (the Split-Off) and (ii) the Merger Sub will be merged with our Company, which will have retained the diabetes care products business (the Merger). At the effective time of the Merger, we will become a wholly-owned subsidiary of J&J and Innovations will operate our Company’s women’s health and clinical diagnostics businesses as an independent company. Under the terms of the Merger Agreement, as a result of the Split-Off and Merger, each of our outstanding shares of common stock will be exchanged for (i) a pro rata common stock interest in Innovations and (ii) that number of shares of J&J common stock determined by dividing $35 by the average of the volume weighted average of the trading price of J&J common stock for the 20 consecutive trading days ending with the third trading day immediately preceding the effective time of the Merger. The Merger is intended to be a tax-free reorganization pursuant to Section 368(a) of the Internal Revenue Code of 1986, as amended. Consummation of the Merger and the related transactions, including the Split-Off, is subject to the adoption of the Merger Agreement by our shareholders and other closing conditions specified in the Merger Agreement and related agreements. We anticipate closing the Merger and the related transactions in the fourth quarter of 2001.

Non-Binding Term Sheet with IVC Industries, Inc.

On September 21, 2001, Innovations entered into a non-binding letter of intent with IVC Industries, Inc. (IVC) to acquire all of the outstanding common stock of IVC. IVC is a manufacturer and distributor of vitamins and nutritional supplements. In accordance with the letter of intent, each stockholder of IVC may receive cash, common stock or a combination of cash and common stock, valued at $2.50 per share for each share of IVC common stock. The total aggregate value of the acquisition, excluding assumed debt of IVC as of April 30, 2001 of approximately $24.6 million, would be approximately $5.25 million, based upon IVC’s 2.1 million shares outstanding. The acquisition is subject to a number of conditions, including negotiation of a definitive acquisition agreement, approval by Innovations’ and IVC’s boards of directors, modification of loan agreements with IVC’s principal lender, the continuation of certain key customer and supplier relationships, satisfactory due diligence and completion of the Split-off and Merger with J&J discussed above . As a result of these factors and the fact that the letter of intent is non-binding, management does not believe that the consummation of this transaction is at this time probable. We cannot assure you that Innovations will be able to reach a definitive agreement with IVC or that it will complete the acquisition of IVC on the terms described in the letter of intent.

RESULTS OF OPERATIONS

Net revenues.  Net revenues increased $19.9 million, or 47%, to $62.0 million for the three months ended September 30, 2001 from $42.0 million for the three months ended September 30, 2000. Net revenues increased $54.7 million, or 46%, to $173.6 million for the nine months ended September 30, 2001 from $118.9 million for the nine months ended September 30, 2000. The reason for the increase in revenues was the continuing increase in diabetes product sales, especially those of our second-generation electrochemical blood glucose monitoring system, distributed by LifeScan under its trademark ONE TOUCH® Ultra. Shipments of the ONE TOUCH® Ultra began in late 2000. Additionally, we acquired LXN on March 28, 2001, which generated net revenues from diabetes product sales of $1.9 million and $3.9 million during the three and six months ended September 30, 2001, respectively. Net product sales from our diabetes management segment were $50.3 million for the three months ended September 30, 2001, an increase of $20.9 million or 71% as compared to net diabetes product sales of $29.4 million for the three months ended September 30, 2000. Likewise, net product sales from our diabetes management segment were $138.1 million for the nine months ended September 30, 2001, an increase of $58.3 million or 73% as compared to net diabetes product sales of $79.8 million for the nine months ended September 30, 2000. Net diabetes product sales accounted for 81% and 80% of our net revenues for the three and nine months ended September 30, 2001, respectively, compared to 70% and 67% of net revenues for the three and nine months ended September 30, 2000, respectively. On the other hand, our women’s health product sales have slightly decreased. Net product sales from our women’s health segment were $9.1 million for the three months ended September 30, 2001, a decrease of $873,000 or 9%, as compared to $10.0 million for the three months ended September 30, 2000. Likewise, net product sales from our women’s health segment were $27.7 million for the nine months ended September 30, 2001, a decrease of $3.4 million or 11%, as compared to $31.1 million for the nine months ended September 30, 2000. The overall decrease in women’s health product sales resulted from weak sales in our nutritional supplement product line. Sales of our nutritional supplement products have suffered due to fierce competition and our limited sales and marketing resources. We anticipate sales of our nutritional supplements to continue to decline. Women’s health product sales only accounted for 15% and 16% of our net revenues for the three and nine months ended September 30, 2001, respectively, as compared to 24% and 26% of net revenues for the three and nine months ended September 30, 2000, respectively, as a result of the significant growth in our diabetes management products business. Net clinical diagnostic product sales remained stable at $2.5 million and $7.8 million for the three and nine months ended September 30, 2001, respectively, as compared to the three and nine months ended September 30, 2000.

Gross profit.  Gross profit increased by $3.1 million, or 18%, to $20.0 million for the three months ended September 30, 2001 from $16.9 million for the three months ended September 30, 2000. Likewise, gross profit increased by $6.9 million, or 14%, to $55.2 million for the nine months ended September 30, 2001 from $48.3 million for the nine months ended September 30, 2000. Gross margin decreased to 32% for both the three and nine months ended September 30, 2001 from 40% and 41% for the three and nine months ended September 30, 2000, respectively. The decrease in gross margin of net product sales primarily resulted from the agreed-upon volume related unit price reduction in blood glucose monitoring meters and strips sold to LifeScan that was effective January 1, 2001 as well as low margins on kitting of products for LifeScan, which we began in the third quarter of 2000.

Research and development expense.  Research and development expense increased by $2.6 million, or 79%, to $5.9 million for the three months ended September 30, 2001 from $3.3 million for the three months ended September 30, 2000. For the nine months ended September 30, 2001, research and development expense increase by $6.7 million, or 70%, to $16.2 million from $9.5 million for the nine months ended September 30, 2000. The increase in research and development expense resulted from additional and continuing research programs directed towards blood glucose monitoring systems. Further, research and development expense increased due to the addition of Integ, which we acquired on January 23, 2001. Integ is a development-stage company in the areas of diabetes management. Since we acquired Integ, Integ had incurred $1.1 million in research and development expenses.  We expect to spend significant and increasing amounts on research and development in the area of diabetes management.

Charge for in-process research and development expense.  In the first quarter of 2001, we recorded a total of $56.1 million in noncash charges for in-process research and development expense, which represented the portion of the purchase prices of our acquisitions of Integ and LXN allocated to in-process research and development projects that did not achieve technological feasibility and did not have future alternative uses. See Note 7 of the accompanying “Notes to Consolidated Financial Statements”. We did not record any such charges in 2000.

Selling, general and administrative expense.  Selling, general and administrative expense increased by $3.4 million, or 38%, to $12.3 million for the three months ended September 30, 2001 from $8.9 million for the three months ended September 30, 2000. Likewise, selling, general and administrative expense increased by $5.7 million, or 22%, to $32.2 million for the nine months ended September 30, 2001 from $26.5 million for the nine months ended September 30, 2000. The increase in selling, general and administrative expense resulted from various legal expenses associated with the defense and prosecution of certain litigation and the addition of selling, general and administrative expense from LXN, which we acquired on March 28, 2001.  Since the acquisition through September 30, 2001, LXN has incurred $2.0 million in selling, general and administrative expenses. Selling, general and administrative expense as a percentage of net revenue decreased to 20% for the three months ended September 30, 2001 from 21% for the three months ended September 30, 2000 and to 19% for the nine months ended September 30, 2001 from 22% for the nine months ended September 30, 2000.

Interest expense.  Interest expense decreased $1.3 million, or 82%, to $289,000 for the three months ended September 30, 2001 from $1.6 million for the three months ended September 30, 2000. Likewise, interest expense decreased $4.2 million, or 70%, to $1.7 million for the nine months ended September 30, 2001 from $5.9 million for the nine months ended September 30, 2000. The decrease in interest expense was the result of a significantly lower average outstanding debt balance during 2001.

Interest and other income. Interest and other income decreased $149,000, or 67%, to $74,000 for the three months ended September 30, 2001 from $222,000 for the three months ended September 30, 2000. Interest and other income decreased $708,000, or 29%, to $1.7 million for the nine months ended September 30, 2001 from $2.4 million for the nine months ended September 30, 2000. During the second quarter of 2000, we recorded a gain of $1.8 million from the sale of our holding of 8.6 million shares in Theratase plc (Theratase), which was included in other income. Excluding the gain on the sale of the Theratase shares, interest and other income increased by $1.0 million comparing the nine months ended September 30, 2001 to the nine months ended September 30, 2000 due to increased interest income earned from our higher average cash balance since our follow-on public offering in November 2000. Also included in other income was $(109,000) and $281,000 in foreign exchange (loss) gain for the three and nine months ended September 30, 2001, respectively, compared to $112,000 and $562,000 in foreign exchange gain for the three and nine months ended September 30, 2000, respectively. Foreign exchange gains and losses resulted primarily from the effect of the change in the U.S. Dollar to the British Pound Sterling exchange rate on the sales of blood glucose monitoring meters from our Scottish subsidiary, Inverness Medical Limited (IML), to LifeScan, which are denominated in U.S. Dollars, and our loans with LifeScan, which were denominated in British Pounds Sterling and fully repaid by the end of the second quarter of 2001.

Dividends and accretion on mandatorily redeemable preferred stock of a subsidiary.  IML accrues 6% dividend and accretion on its outstanding cumulative redeemable preference shares. During the three and nine months ended September 30, 2001, IML accrued dividends of $47,000 and $140,000, respectively, compared to dividends and accretion of $48,000 and $383,000 during the three and nine months ended September 30, 2000, respectively. In June 2000, IML recorded a one-time 15% accretion, which amounted to 150,000 British Pound Sterling ($227,000), as it elected not to redeem the first issue of such preference shares within five years of the original issue date, or June 23, 2000 (see discussion below in the “Liquidity and Capital Resources” section).

Extraordinary loss. In the second quarter of 2000, we recorded an extraordinary loss of $800,000 ($485,000 of which was noncash expense) for the refinancing of our subordinated revenue royalty notes. We had no extraordinary items during the nine months ended September 30, 2001.

Income taxes.  For the three and nine months ended September 30, 2001, we recorded income tax provisions of $1.0 million and $2.4 million, respectively, compared to $147,000 and $435,000 for the three and nine months ended September 30, 2000, respectively. The significant income tax provisions recorded in the three and nine months ended September 30, 2001 resulted from provisions made for U.K. income taxes due to our Company’s revised estimate of taxable income and loss carryforward usage at IML. The remaining income tax provisions reflect certain state income taxes relating to our subsidiaries in the United States.

Net income (loss).  For the three months ended September 30, 2001, we recorded a net income of $526,000 compared to a net income of $3.1 million for the three months ended September 30, 2000. Our basic and diluted net income per share for the three months ended September 30, 2001 were $0.02 and $0.01, respectively, compared to the basic and diluted net income per share of $0.12 and $0.11, respectively, for the three months ended September 30, 2000. For the nine months ended September 30, 2001, we recorded a net loss of $52.0 million compared to a net income of $7.2 million for the nine months ended September 30, 2000. Our basic and diluted net loss per share for the nine months ended September 30, 2001 were $1.65, compared to the basic and diluted net income per share of $0.30 and $0.26, respectively, for the nine months ended September 30, 2000. See Note 8 of the accompanying “Notes to Consolidated Financial Statements”.  The decrease in earnings primarily resulted from various legal expenses associated with the defense and prosecution of certain litigation and our first ever provisions for U.K. income taxes due to our Company’s revised estimate of taxable income and loss carryforward usage at IML.  Additionally, the decrease of earnings for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 resulted mainly from the one-time nonrecurring in-process research and development charge related to our acquisitions of Integ and LXN of $56.1 million.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, we had cash and cash equivalents of $19.6 million, a $62.7 million decrease from December 31, 2000. We have historically funded our business through operating cash flows, proceeds from borrowings and the issuance of equity securities. Cash used in our operating activities during the nine months ended September 30, 2001 was $5.0 million due largely to increases in accounts receivable, inventories and other current assets totaling $28.5 million, net of a $10.7 million increase in current liabilities and $12.8 million in earnings before noncash and nonrecurring income and expenses. During the nine months ended September 30, 2001, we used cash of $35.1 million for our investing activities, consisting of $5.7 million in net cash paid for the acquisition of Integ, $7.2 million in net cash paid for the acquisition of LXN, $2.0 million in contingent payments made to the former shareholders of our subsidiary, Can-Am Care Corporation (Can-Am), and capital expenditures of $17.0 million, primarily at our manufacturing facilities in Scotland. During the nine months ended September 30, 2001, we used cash of $21.2 million for financing activities, consisting of $19.3 million in principal repayments on our subordinated promissory notes, $5.1 million in principal repayments on loans from The Chase Manhattan Bank (Chase) and $3.5 million in principal repayments of various other notes payable. Offsetting cash used in financing activities, we received $6.8 million in proceeds from the exercises of common stock options and warrants. Working capital was $31.5 million on September 30, 2001 compared to $55.6 million on December 31, 2000.

In February 1998, our subsidiary, Inverness Medical, Inc. (IMI), acquired Can-Am, a leading supplier of diabetes care products, for a combination of cash, notes and shares of common stock. At the time, IMI entered into a $42 million credit agreement with Chase, with our Company as guarantor, to fund the cash portion of the purchase price and to repay outstanding indebtedness under a prior credit facility. The Chase credit agreement consists of a $37 million term loan and a $5 million revolving line of credit. Borrowings under the Chase credit agreement are secured by the capital stock of one of our subsidiaries, our assets and the assets of our subsidiaries. IMI is required to make quarterly principal payments on the term portion of the loan ranging from $1.4 million to $1.7 million through December 31, 2003. IMI must also make mandatory prepayments on the term loan if it meets certain cash flow thresholds, sells assets outside of the ordinary course of business, issues or sells indebtedness or issues stock. During the nine months ended September 30, 2001, IMI made quarterly principal payments and a mandatory prepayment totaling $5.1 million. At September 30, 2001, the revolving line of credit was unused.

We entered into amendments of our agreements with LifeScan in June 1999 (the 1999 Amended Agreements), which were further amended in February 2001, effective January 1, 2001 (the 2001 Amendment). Under the 1999 Amended Agreements, we develop and supply to LifeScan additional products for monitoring blood glucose in humans. Under the 2001 Amendment, LifeScan will increase its purchase of glucose monitoring meters from us during 2001 and we will reduce the price of such meters purchased by LifeScan in 2001. Under the terms of the amended agreements, LifeScan is not prohibited from selling other glucose monitoring systems, including electrochemical systems. However, if LifeScan either (i) introduces such a system not sourced from us prior to December 31, 2002, or (ii) fails to purchase specified minimum annual levels of test strips, we are released from a restriction under the agreement prohibiting us from selling complete electrochemical glucose measurement systems to parties other than LifeScan. Upon the execution of the 1999 Amended Agreements, LifeScan provided us with an initial loan of 6,250,000 British Pounds Sterling (approximately $9,900,000) to fund the increased costs related to the anticipated production levels. LifeScan has also committed to make additional loans of up to 8,125,000 British Pounds Sterling (approximately $11,975,000) to us upon the accomplishment of certain milestones relating to new products we are to develop for LifeScan. Through September 30, 2001, we have received 2,031,250 British Pounds Sterling (approximately $2,900,000) in additional loans from LifeScan. Interest on the initial and additional loans accrues at 11% and is payable quarterly. The aggregate principal amount of the initial and additional loans is to be repaid by deducting 0.0125 British Pounds Sterling (approximately $0.02) from the invoice price of each strip we sell to LifeScan commencing on the date of the initial loan. At September 30, 2001, all initial and additional LifeScan loans have been repaid.

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

On January 23, 2001, we acquired Integ, a publicly-traded development stage company. Integ, which was incorporated in 1990 and is headquartered in Minnesota, has developed a proprietary sampling technology to extract interstitial fluid from the top layers of the skin. The aggregate purchase price of approximately $70,755,000 consisted of 1,735,721 shares of our common stock with a fair value of $54,870,000, options and warrants to purchase an aggregate of 368,623 shares of our common stock with an aggregate fair value of $8,141,000, $5,109,000 in cash for the redemption of shares of Integ’s preferred stock, $959,000 in costs to exit certain activities of Integ and $1,676,000 in direct acquisition costs. The aggregate exit costs of $959,000 consisted of $776,000 pertaining to severance and outplacement obligations, all of which had been paid, and $183,000 representing the total remaining obligation of a noncancelable service contract with a former Integ director who no longer performs services for us subsequent to the consummation of this transaction. Immediately following the acquisition, we reorganized the activities of Integ to conduct only certain research and development projects in the diabetes product line under the supervision of our corporate management. As a result, most of Integ’s executive management team and administrative personnel were involuntarily terminated.

On March 28, 2001, we acquired LXN, a privately-held company. LXN, which was incorporated in 1993 and is headquartered in California, has developed and is commercializing fructosamine monitoring technology for people with diabetes. The aggregate purchase price of approximately $28,984,000 consisted of $6,133,000 in cash advanced to LXN to fund LXN’s pre-merger cash requirements, 795,069 shares of our common stock with a fair value of $19,495,000, an option to purchase up to 83,333 shares of our common stock with a fair value of $1,483,000, $384,000 in costs to exit certain activities of LXN and $1,489,000 in direct acquisition costs. The $384,000 in exit costs represents severance obligations incurred in connection with the merger, which will be paid prior to the end of the year 2001.

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

Based upon our operating plans, we believe that our existing capital resources will be adequate to fund our operations and scheduled debt obligations for at least the next 12 months. We may expand our research and development of new technologies and may pursue the acquisition of new products and technologies, whether through licensing arrangements, business acquisitions, or otherwise. We cannot assure you that additional capital will be available, or, if available, that it will be available on acceptable terms. If we raise additional funds by issuing equity securities, dilution to then existing stockholders will result.

Certain Factors Affecting Future Results

There are various risks, including those described below, which may materially impact your investment in our Company or may in the future, and, in some cases already do, materially affect us and our business, financial condition and results of operations. You should consider carefully these factors with respect to your investment in our securities. This section includes or refers to certain forward–looking statements; you should read the explanation of the qualifications and limitations on such forward–looking statements.

The pending merger and split-off transaction with J&J may not be completed.

There is a risk that our pending split-off and merger transaction with J&J may not be completed. The Merger Agreement may not be approved by our shareholders, or one or more of the closing conditions specified in the Merger Agreement and related agreements may not be satisfied. The failure to complete this transaction could adversely affect our stock price.

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

Test Strips

Our electrochemical blood glucose test strips are produced exclusively in our manufacturing facility in Inverness, Scotland. Sales of these test strips accounted for a significant portion of our net revenues for the nine months ended September 30, 2001. Sales of test strips are expected to be our largest source of revenues for the foreseeable future. Our Inverness facility contains highly specialized equipment and utilizes complicated manufacturing processes developed over a number of years that would be difficult and time–consuming to duplicate. Our ability to manufacture test strips could be disrupted wholly or in part by technical problems, labor or raw material shortages, labor relations problems, natural disasters, fire, sabotage or business accidents, among other factors. Any prolonged disruption in the operations of our Inverness manufacturing facility would seriously harm our ability to satisfy customer orders for test strips. If we cannot deliver our test strips in a timely manner or in sufficient quantities, our revenues will suffer and our reputation may be harmed. In addition, under certain circumstances, LifeScan would automatically become entitled to produce the electrochemical test strips itself. Even though we carry manufacturing interruption insurance policies, we may suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies. Our test strip revenues depend in part upon our manufacturing yields. We believe that we currently have sufficient test strip manufacturing capacity to satisfy our existing contractual obligations although we anticipate that actual demand will exceed these obligations. We are currently expanding our production capacity to meet projected demand. If we fail to complete these expansion efforts in a timely manner, our relationships with our customers or our reputation in the marketplace could be severely harmed.

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

We commenced shipment of our second-generation electrochemical blood glucose monitoring system, marketed by LifeScan as the ONE TOUCH® Ultra system, in December 2000 after receiving notification of FDA clearance. Although the ONE TOUCH® Ultra system appears to have gained market acceptance, we cannot be assured that the market will continue to accept this new system. In addition, if market acceptance of the ONE TOUCH® Ultra system continues, we expect that over time this new system will reduce, if not replace, the sales of the ONE TOUCH® FastTake® system.

If we deliver products with defects, our credibility may be harmed, market acceptance of our products may decrease and we may be exposed to liability in excess of our product liability insurance coverage.

The manufacturing and marketing of medical diagnostic devices, such as our blood glucose monitoring systems, involve an inherent risk of product liability claims. In addition, our product development and production are extremely complex and could expose our products to defects. Any such defects could harm our credibility and decrease market acceptance of our products. During 2000, LifeScan has found through a limited number of customer comments that meters programmed for millimole measurement of blood glucose concentration occasionally exhibit a display error. Millimole is the measurement used in Canada and most European countries. We have worked with LifeScan in implementing the appropriate corrective actions for this occurrence, including public notification and correction of our technology to ensure that new meters would not have such display error. Since 2001, we have not had any such complaints. We do not believe that it is necessary to engage in any general recalls of these meters, but we may choose to exchange some or all of them, and we cannot assure you that corrective actions with respect to this product, or any of our other products, will not result in material cost to us or loss or damage to the reputation of our products. In addition, our marketing of nutritional supplements may cause us to be subjected to various product liability claims, including, among others, claims that the nutritional supplements have inadequate warnings concerning side effects and interactions with other substances. Potential product liability claims may exceed the amount of our insurance coverage or may be excluded from coverage under the terms of the policy. In the event that we are held liable for a claim for which we are not indemnified, or for damages exceeding the limits of our insurance coverage, such a claim could materially damage our business and our financial condition.

We have had operating losses for most of our history and have only generated a profit since 2000.

We had an accumulated deficit of approximately $141.9 million as of September 30, 2001. We incurred operating losses from our inception until the year ended December 31, 1999. We will in the future incur significant sales and marketing, research and development and general and administrative expenses, and may not have sufficient revenues to generate operating income in light of these expenditures. Further, although we have generated operating income, excluding non-recurring charges, since 2000, we may not be able to sustain or increase profitability in the future.

We may have difficulty managing our growth.

We expect to continue to experience significant growth in the demand for our products, the number of our employees and customers and the scope of our operations. This growth may continue to place a significant strain on our management and operations. Our ability to manage this growth will depend upon our ability to attract, hire and retain skilled employees. Our success will also depend on the ability of our officers and key employees to continue to implement and improve our operational and other systems, to manage multiple, concurrent customer relationships and to hire, train and manage our employees. Our future success is heavily dependent upon growth and acceptance of new products. If we cannot scale our business appropriately or otherwise adapt to anticipated growth and new product introductions, a key part of our strategy may not be successful.

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

On January 23, 2001 and March 28, 2001, we acquired Integ and LXN, respectively. On October 14, 2000, we entered into a development and license agreement with Debiotech, S.A (Debiotech), a privately-owned Swiss company that is developing an externally-worn insulin pump using its patented Micro Electro-Mechanical Systems technology. The value of Integ and LXN to us may not be greater than or equal to their purchase prices. Similarly, the amounts that we paid and will have to pay to Debiotech may not be equal to the ultimate value of the rights that we have under our agreement with it. If we are unable to effectively integrate the technologies of Integ, LXN and Debiotech into our research and development efforts, our research and development efforts may suffer. Furthermore, we cannot assure you that we will realize any of the benefits or strategic objectives we are seeking to obtain by acquiring Integ or LXN or by licensing technology from Debiotech. In that regard, Integ has granted to a third party certain rights in its intellectual property that survive our acquisition, which permit this third party to utilize the technology that we acquired to further its future development efforts. In connection with accounting for the acquisitions of Integ and LXN, we recorded a significant amount of intangible assets, the amortization of which will adversely affect our results of operations in future periods. In addition, we recorded a significant charge for the write-off of a portion of the Integ and LXN purchase prices as in-process research and development costs during the first quarter of 2001 (See Note 7 of the accompanying “Notes to Consolidated Financial Statements”).

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

Our share price may be volatile due to our operating results, as well as factors beyond our control. In addition, it is possible that in some future periods the results of our operations will be below the expectations of the public market. In any such event, the market price of our common stock could be materially and adversely affected. Furthermore, the stock market may experience significant price and volume fluctuations, which may affect the market price of our common stock for reasons unrelated to our operating performance. The market price of our common stock, which ranged from less than $18 to more than $40 during the twelve months ending September 30, 2001, may be highly volatile and may be affected by factors such as: (i) our quarterly and annual operating results; (ii) changes in general conditions in the economy, the financial markets, or the health care industry; (iii) government regulation in the health care industry; (iv) changes in other areas such as tax laws; (v) sales of substantial amounts of common stock or the perception that such sales could occur; or (vi) other developments affecting us or our competitors.

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

Additionally, we are subject to Section 203 of the Delaware General Corporation Law, which, in general, imposes restrictions upon acquirers of 15% or more of our stock.

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

In May 2000, the EITF reached a consensus on Issue No. 00-14, Accounting for Certain Sales Incentives, which is effective for the quarter ended December 15, 2001. EITF Issue No. 00-14 establishes accounting and reporting standards for the cost of certain sales incentives. We offer certain sales incentives that fall within the scope of EITF Issue No. 00-14, such as coupons and free products, to some of our customers. We adopted this consensus early, as permitted, which resulted in reclassifications of approximately $971,000 and $2,392,000 in the three and nine months ended September 30, 2000, respectively, from selling, general and administrative expenses to net product sales.

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

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses changes in the financial accounting and reporting for acquired goodwill and other intangible assets with indefinite lives. Effective January 1, 2002, all existing acquired goodwill and other intangible assets with indefinite lives will no longer be amortized to expense, with early adoption required for all goodwill and other intangible assets with indefinite lives acquired subsequent to June 30, 2001. The statement also provides specific guidance for determining and measuring impairment of all goodwill and other intangible assets. We recorded goodwill amortization of approximately $889,000 and $425,000 for the three months ended September 30, 2001 and 2000, respectively, and $2,212,000 and $1,299,000 for the nine months ended September 30, 2001 and 2000, respectively. We have not yet made an assessment as to whether the required impairment measurements required by SFAS No. 142 will have an impact on our financial statements.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This statement does not apply to obligations that arise solely from a plan to dispose of a long-lived asset. This statement shall be effective for financial statements issued for fiscal years beginning after June 15, 2002. We do not expect the adoption of this statement to have a material impact on our financial position, results of operations or cash flows.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement requires that a long-lived asset to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spinoff be considered held and used until it is disposed of. The changes in this statement require that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged. The provisions of this statement generally are to be applied prospectively. We do not expect the adoption of this statement to have a material impact on our financial position, results of operations or cash flows.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our investing and borrowing activities. In addition, our ability to finance future acquisition transactions may be impacted if we are not able to obtain appropriate financing at acceptable rates. Our investing strategy to manage interest rate exposure is to invest in short-term, highly liquid investments. Currently, our short-term investments are in money market funds with original maturities of 90 days or less. At September 30, 2001, the fair value of our short-term investments approximated market value. In February 1998, our subsidiary, IMI, entered into a $42 million credit agreement with The Chase Manhattan Bank (Chase), with the Company acting as guarantor. The Chase credit agreement consists of a $37 million term loan and a $5 million revolving line of credit. The term loan and revolving line of credit allow IMI to borrow funds at varying rates, including options to borrow at an alternate base rate plus a spread from 0.50% to 2.00% or the London Interbank Offered Rate (LIBOR) rate plus a spread from 2.00% to 3.50%. The spreads depend on IMI's ratio of senior funded debt to EBITDA. If the LIBOR rate increases one percentage point, as compared to the rate at September 30, 2001, we estimate an increase in our interest expense of approximately $130,000 in the next 12 months. If the LIBOR rate increases two percentage points, as compared to the rate at September 30, 2001, we estimate an increase in our interest expense of approximately $259,000 in the next 12 months.

Foreign Currency Risk

We face exposure to movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse effect on our business, financial condition and results of operation. For the three and nine months ended September 30, 2001, the net impact of foreign currency changes was a (loss) gain of $(109,000) and $281,000, respectively. We do not use derivative financial instruments or other financial instruments to hedge economic exposures or for trading. Historically, our primary exposures have been related to the operations of our European subsidiaries. For example, the sales of the meters for the ONE TOUCH® FastTake® and ONE TOUCH® Ultra blood glucose monitoring systems, our lead diabetes management products, by our Scottish subsidiary to LifeScan are denominated in U.S. Dollars. In addition, the loans we received from LifeScan in June 1999 and September 2000 were denominated in British Pounds Sterling and, therefore, we are exposed to fluctuations between the British Pound Sterling and U.S. Dollar. The loans from LifeScan were fully repaid during the second quarter of 2001. The Euro was introduced as a common currency for members of the European Monetary Union in 1999. We believe that in the near term the Euro will have minimal impact on our foreign exposure. We intend to hedge against fluctuations in the Euro if this exposure becomes material. At September 30, 2001, our assets related to non-dollar–denominated currencies amounted to approximately $89.3 million.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Abbott Laboratories et als v. Corbridge Group Pty Ltd and Selfcare Pty Ltd.

In November 1999, Abbott commenced a lawsuit against our Australian subsidiary, Selfcare Pty Ltd. and Corbridge, its Australian distributor, in the Federal Court of Australia. The complaint alleged that the Selfcare® Excel® ET disposable test strips (the ET Test Strips) we supplied to Corbridge infringe Australian Patent No. 572,138 (the Australian Test Strip Patent) issued to Abbott's predecessor in title on May 5, 1988 (and assigned to Abbott only a few weeks prior to commencement of the proceedings). The ET Test Strips are marketed in Australia for use with Abbott's ExacTech® brand sensor device. Abbott was seeking damages and an injunction against supply of these test strips in Australia. Abbott also sought to enjoin the defendants from the importation and supply of these blood glucose test strips in Australia during the pendency of the infringement litigation. On November 24, 2000, the court dismissed Abbott's lawsuit, but Abbott lodged an appeal and also applied to amend the Australian Test Strip Patent. The court directed that the amendment application be heard before the appeal was entertained. On May 15, 2001, Abbott abandoned the amendment application without notice. We have also counterclaimed against Abbott seeking revocation of the Australian Test Strip Patent as well as damages and injunctive relief for breaches of Australian antitrust law and misleading conduct prohibitions. On July 19, 2001, the court delivered judgment and made orders restraining Abbot from making statements that the ET Test Strips do not work with the Abbott sensor, requiring Abbott within 28 days to write all users and distributors of the sensor advising them in similar terms, revoking claim 4 and dependent claims of the Abbott patent, but upholding other claims of the Abbot patent (which the court held in November 2000 only covered needles and ‘dipping’ strips, but not blood droplet test strips). Abbott was also required to pay a large portion of our legal costs incurred in the proceedings. Abbott has lodged an appeal against both the findings of non-infringement and the findings of partial invalidity. It has not appealed the findings of misleading conduct nor the orders for consequential corrective communications. To the extent to which the court has not found other claims of Abbott’s patent invalid, we have also lodged an appeal. The appeals will not be heard until 2002 and it is unlikely that there will be any judgment before early 2003.

Becton, Dickinson and Company v. Selfcare, Inc. et. al.

On January 3, 2000, Becton, Dickinson and Company (Becton Dickinson) filed suit against us in the U.S. District Court for the District of Delaware (Case No: 00-001) alleging that certain pregnancy and ovulation test kits we sold infringe U.S. Patent Nos. 4,703,017 and 5,591,645. We were served with Becton Dickinson’s complaint in April 2000 and filed our answer on May 30, 2000. Becton Dickinson has since lost its rights to U.S. Patent No. 5,591,645 and is no longer asserting claims for infringement of that patent. The case is scheduled for trial on February 4, 2002. While a final ruling against us could have a material adverse impact on our sales, operations or financial performance, we believe that we have strong defenses and intend to defend this litigation vigorously.

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

Intervention, Inc v. Selfcare, Inc. and Companion Cases

In May 1999, Intervention, Inc., a California corporation, filed separate suits in California Contra Costa County Superior Court against us, four of our private label customers and our major competitors and their private label customers alleging that, under Section 17200 of the California Business and Professions Code, the defendants’ labeling on their home pregnancy tests is misleading as to the level of accuracy under certain conditions. The plaintiff seeks restitution of profits on behalf of the general public, injunctive relief and attorneys’ fees. The matter is scheduled for trial in February 2002. We are defending our private label customers under agreement. We do not believe that an adverse ruling against us or our private label customers would have a material adverse impact on our sales, operations or financial performance.

Bruce Katz v. Ernest Carabillo, Jr., et al

On or about May 23, 2001, Bruce Katz, one of our stockholders, filed a complaint against our directors and us in the Court of Chancery, New Castle County, Delaware. The complaint alleges that our recently announced split-off and merger transaction with Johnson & Johnson (J&J), in which J&J is to acquire our diabetes care products business in a stock transaction, is unfair to our stockholders. Specifically, the complaint alleges that our directors did not engage in a sales process that would have yielded the highest price for our diabetes care business, that the exchange value agreed upon does not reflect the value of the diabetes care business, and that the split-off and merger agreement should, but does not, include a “collar” or other price protection mechanism. The complaint also alleges that our directors entered into the split-off and merger agreement in breach of their fiduciary duties to the plaintiff and our stockholders. The complaint seeks an unspecified amount of damages and also seeks to enjoin us from completing the transaction “without adequate safeguards”. Although the complaint is styled as a class action complaint, no class has been certified at this time. We filed a motion to dismiss the complaint on July 27, 2001 and a memorandum in support of the motion to dismiss on August 8, 2001.  On October 18, 2001, Mr. Katz filed a stipulation and order of dismissal without prejudice under which he agreed to dismiss the action in its entirety for no consideration from any of the defendants. The stipulation and order of dismissal without prejudice is subject to court approval.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits:

None

b.   Reports on Form 8-K:

We filed a current report on Form 8-K on September 24, 2001 in connection with our acquisitions of Integ and LXN.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVERNESS MEDICAL TECHNOLOGY, INC.

Date: November 14, 2001	/s/ Duane L. James
Duane L. James
Vice President of Finance and an authorized officer